Form 10-Q
period 2021-09-30
Allarity Therapeutics, Inc.
filed 2021-11-23
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ALLARITY THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	333-258968	87-2147982
(State or Other Jurisdiction Of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

210 Broadway, Suite 201, Cambridge, MA	02139
(Address of Principal Executive Offices)	(Zip Code)

(401) 426-4664

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 23, 2021, the registrant had one share of common stock, par value $0.001 per share outstanding.

i

EXPLANATORY NOTE

On May 20, 2021, we entered a Plan of Reorganization and Asset Purchase Agreement (the “Recapitalization Share Exchange”), which was amended and restated on September 23, 2021, between us, Allarity Acquisition Subsidiary, our wholly owned Delaware subsidiary (“Acquisition Sub”), and Allarity Therapeutics A/S, an Aktieselskab organized under the laws of Denmark. Our Form S-4 registration statement was effective on November 5, 2021; and the Recapitalization Share Exchange was approved by our shareholders at our Extraordinary General Meeting held on November 22, 2021. The Recapitalization Share Exchange has not yet been completed and is not expected to be completed until on or about December 20, 2021. Pursuant to the terms of the Recapitalization Share Exchange, our Acquisition Sub will acquire substantially all of the assets and liabilities of Allarity Therapeutics A/S in exchange for shares of our common stock pursuant to a Form S-4 registration statement (SEC Reg. No. 333-258968) which was filed with SEC on August 20, 2021, and which became effective on November 5, 2021. Because we were formed as a “business combination related shell company” as defined in SEC Rule 405, and have not had any significant business activity other than activity related to the consummation of the Recapitalization Share Exchange, only the financial statements of our parent Allarity Therapeutics A/S are included in this Form 10-Q. Consequently, as of the date of this report, the financial statements and other financial information, as well as the description of our business reflect the financial statements and other financial information and business operations of our parent Allarity Therapeutics A/S.

Unless the context indicates otherwise, references in this report to the “Company,” “Allarity,” “we,” “us,” “our” and similar terms refer to Allarity Therapeutics, Inc., Allarity Therapeutics A/S and its respective consolidated subsidiaries.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Recapitalization Share Exchange, which, as discussed above, is anticipated to occur subsequent to the period covered hereunder.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future preclinical studies and clinical trials, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” “aim,” “should,” ‘will” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements related to:

●	the benefits from the Recapitalization Share Exchange;

●	our ability to consummate the Recapitalization Share Exchange;

●	any satisfaction or waiver (if applicable) of the conditions to the Recapitalization Share Exchange, including, but not limited to: the satisfaction or waiver of certain customary closing conditions, the existence of no material adverse effect at Allarity Delaware or Allarity A/S and receipt of certain shareholder approvals contemplated by this information statement/prospectus;

●	the occurrence of any other event, change or other circumstances that could give rise to the termination or delay of the Reorganization Agreement;

●	our plans to develop and commercialize its drug candidates;

●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials, as well as our research and development programs;

●	our expectations regarding the impact of the ongoing COVID-19 pandemic on its business, industry and the economy;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing after the reorganization;

●	our ability to successfully acquire or in-license additional product candidates on reasonable terms;

●	our ability to maintain and establish collaborations or obtain additional funding;

●	our ability to obtain regulatory approval of its current and future drug candidates;

ii

●	our expectations regarding the potential market size and the rate and degree of market acceptance of such drug candidates;

●	our continued reliance on third parties to conduct clinical trials of its drug candidates, and for the manufacture of its drug candidates for preclinical studies and clinical trials;

●	our ability to fund our working capital requirements and expectations regarding the sufficiency of its capital resources;

●	the implementation of our business model and strategic plans for our business and product candidates following the Recapitalization Share Exchange;

●	our intellectual property position and the duration of our patent rights;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	our expectations regarding government and third-party payor coverage and reimbursement;

●	our ability to compete in the markets we intend to serve;

●	the impact of government laws and regulations and liabilities thereunder;

●	our need to hire additional personnel and our ability to attract and retain such personnel;

●	our ability to consummate the PIPE investment or raise financing in the future;

●	the use of proceeds from the PIPE investment;

●	the anticipated cash available at the closing of the Recapitalization Share Exchange; and

●	the anticipated use of our cash and cash equivalents.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in the Risk Factors section of the information statement/prospectus our Form S-4 Registration Statement (“information statement/prospectus”), originally filed with the Securities and Exchange Commission (the “SEC”), on August 20, 2021, and which became effective on November 5, 2021,and have identified other factors such as the impact of the COVID-19 pandemic, the results of our clinical trials, and the impact of competition, that we believe could cause actual results or events to differ materially from the forward-statements that we make. Furthermore, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

You should read this Quarterly Report on Form 10-Q and the documents that we file with the SEC with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed elsewhere in this Quarterly Report on Form 10-Q and those listed under the Risk Factors section of our information statement/prospectus. You may access our information statement/prospectus under the investor SEC filings tab of our website at www.allarity.com or on the SEC’s website at www.sec.gov. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

iii

PART I – FINANCIAL INFORMATION Item 1. Financial Statements

ALLARITY THERAPEUTICS A/S CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (U.S. dollars in thousands, except for share and per share data and where otherwise noted)

	September 30, 2021 $	December 31, 2020 $

ASSETS
Current assets:
Cash and cash equivalents	5,584	298
Other current assets	432	335
Prepaid expenses	125	174
Income tax receivable	1,494	908
Total current assets	7,635	1,715
Non-current assets:
Investment	491	845
Property, plant and equipment, net	9	21
Operating lease assets	108	331
Intangible assets, net	28,744	30,491
Total assets	36,987	33,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	—	84
Accounts payable	739	2,116
Accrued liabilities	2,947	1,840
Income taxes payable	54	57
Lease liabilities	98	109
Convertible debt	—	1,327
Total current liabilities	3,838	5,533
Non-current liabilities
Derivative liabilities	218	149
Lease liabilities	35	267
Deferred tax	128	603
Total liabilities	4,219	6,552
Stockholders’ equity
Common stock, par value DKK 0.05; shares issued and outstanding at September 30, 2021 and December 31, 2020 were 403,791,200 and 212,601,044 respectively	3,157	1,624
Additional paid-in capital	73,448	61,284
Accumulated other comprehensive income (loss)	(419)	1,375
Accumulated Deficit	(43,418)	(37,432)
Total stockholders’ equity	32,768	26,851
Total liabilities & stockholders’ equity	36,987	33,403

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS A/S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME AND (LOSS)
(Unaudited)
(U.S. dollars in thousands, except for share and per share data and where otherwise noted)

	Three months ended September 30,		Nine months ended September 30,
	2021 $	2020 $	2021 $	2020 $
Operating costs and expenses:
Research and development	1,574	1,012	5,329	3,233
General and administrative	2,619	953	6,140	3,245
Proceeds from sale of IP	(1,000)	—	(1,000)	—
Total operating costs and expenses	3,193	1,965	10,469	6,478
Loss from operations	(3,193)	(1,965)	(10,469)	(6,478)
Other (income) expenses
Interest (income)	(28)	(221)	—	—
Interest expense	—	—	481	115
Loss (gain) on investment	137	(243)	317	(654)
Foreign exchange losses (gains), net	(51)	(32)	29	(118)
Fair value adjustment of derivative liabilities	(4,517)	104	(4,547)	(957)
Change in fair value of convertible debt	—	78	298	553
Net other (income) expenses	(4,459)	(314)	(3,422)	(1,061)
Net (loss) income for the period before tax benefit	1,266	(1,651)	(7,047)	(5,417)
Income tax benefit	406	691	1,061	1,520
Net (loss) income	1,672	(960)	(5,986)	(3,897)
Net loss attributable to non-controlling interests	—	—	—	(15)
Net (loss) income attributable to Allarity A/S common stockholders	1,672	(960)	(5,986)	(3,882)

Basic and diluted net income (loss) per common share	$0.00	$(0.01)	$(0.02)	$(0.03)
Weighted-average number of common shares outstanding, basic	387,652,549	186,230,830	288,984,065	150,650,949
Weighted-average number of common shares outstanding, diluted	397,201,067	194,948,069	299,740,036	159,368,188
Net loss
Other comprehensive income (loss), net of tax:	1,672	(960)	(5,986)	(3,897)
Change in cumulative translation adjustment	(939)	1,130	(1,785)	1,212
Change in fair value attributable to instrument specific credit risk	—	—	(9)	6
Total comprehensive gain (loss)	733	170	(7,780)	(2,679)
Less comprehensive gain (loss) attributable to non-controlling interests	—	—	—	(15)
Comprehensive income (loss) attributable to Allarity A/S common stockholders	733	170	(7,780)	(2,664)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS A/S
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three and Nine months Ended September 30, 2021 and 2020
(Unaudited)
(U.S. dollars in thousands, except for share and per share data and where otherwise noted)

For the Three months ended	Common Shares		Additional Paid-in	Obligation to Issue	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Stockholders’	Non- Controlling Interest (net of
March 31, 2020, June 30, 2020 and September 30, 2020	Number	Value $	Capital $	Shares $	Loss $	Deficit) $	Equity $	OCI) $	Total $
Balance at December 31, 2019	121,336,079	924	50,623	—	(1,086)	(32,374)	18,087	2,816	20,903
Settlement of Financing Facility	9,330,000	67	2,437	—	—	—	2,504	—	2,504
Share issuance costs	—	—	(105)	—	—	—	(105)	—	(105)
Share based compensation	—	—	188	—	—	—	188	—	188
Cumulative translation adjustment	—	—	—	—	(229)	—	(229)	—	(229)
Net loss for the period	—	—	—	—	—	(974)	(974)	(1)	(975)
Balance at March 31, 2020	130,666,079	991	53,143	—	(1,315)	(33,348)	19,471	2,815	22,286
Debt conversion	12,638,305	95	1,826	—	—	—	1,921	—	1,921
Acquisition of NCI	25,936,599	196	1,907	—	—	—	2,103	(2,103)	—
Share issuance costs	—	—	(79)	—	—	—	(79)	—	(79)
Share based compensation	—	—	204	—	—	—	204	—	204
Cumulative translation adjustment	—	—	—	—	311	—	311	60	371
Fair value of instrument specific credit risk	—	—	—	—	6	—	6	—	6
Net loss for the period	—	—	—	—	—	(1,948)	(1,948)	(14)	(1,962)
Balance at June 30, 2020	169,240,983	1,282	57,001	—	(998)	(35,296)	21,989	758	22,747
Debt conversion	11,669,340	92	1,493	—	—	—	1,585	—	1,585
Acquisition of NCI	12,383,770	93	665	—	—	—	758	(758)	—
Share issuance costs	—	—	(75)	—	—	—	(75)	—	(75)
Share based compensation	—	—	236	—	—	—	236	—	236
Cumulative translation adjustment	—	—	—	—	1,130	—	1,130	—	1,130
Net loss for the period	—	—	—	—	—	(960)	(960)	—	(960)
Balance at September 30, 2020	193,294,093	1,467	59,320	—	132	(36,256)	24,663	—	24,663

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS A/S
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three and Nine months Ended September 30, 2021 and 2020
(Unaudited)
(U.S. dollars in thousands, except for share and per share data and where otherwise noted)

For the Three Months Ended	Common Shares		Additional Paid-in	Obligation to Issue	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Stockholders’	Non- Controlling Interest (net of
March 31, 2021 , June 30, 2021 and September 30, 2021	Number	Value $	Capital $	Shares $	Loss $	Deficit) $	Equity $	OCI) $	Total $
Balance at December 31, 2020	212,601,044	1,624	61,284	—	1,375	(37,432)	26,851	—	26,851
Debt conversion	26,440,475	215	2,169	—	—	—	2,384	—	2,384
Share based compensation	—	—	195	—	—	—	195	—	195
Cumulative translation adjustment	—	—	—	—	(542)	—	(542)	—	(542)
Fair value of instrument specific credit risk	—	—	—	—	(6)	—	(6)	—	(6)
Net loss for the period	—	—	—	—	—	(2,965)	(2,965)	—	(2,965)
Balance at March 31, 2021	239,041,519	1,839	63,648	—	827	(40,397)	25,917	—	25,917
Debt conversion	4,969,135	40	456	—	—	—	496	—	496
Units issued for cash	121,162,817	972	11,153	—	—	—	12,125	—	12,125
Fair value of investor warrants	—	—	(5,151)	—	—	—	(5,151)	—	(5,151)
Share issuance costs	—	—	(2,606)	2,606	—	—	—	—	—
Share based compensation	—	—	433	—	—	—	433	—	433
Cumulative translation adjustment	—	—	—	—	(304)	—	(304)	—	(304)
Fair value of instrument specific credit risk	—	—	—	—	(3)	—	(3)	—	(3)
Net loss for the period	—	—	—	—	—	(4,693)	(4,693)	—	(4,693)
Balance at June 30, 2021	365,173,471	2,851	67,933	2,606	520	(45,090)	28,820	—	28,820
Shares issued for cash on exercise of warrants	14,505,206	114	3,132	—	—	—	3,246	—	3,246
Units issued for share issuance costs	24,112,523	192	2,192	(2,384)	—	—	—	—	—
Share issuance costs	—	—	(386)	(222)	—	—	(608)	—	(608)
Share based compensation	—	—	577	—	—	—	577	—	577
Cumulative translation adjustment	—	—	—	—	(939)	—	(939)	—	(939)
Net income (loss) for the period	—	—	—	—	—	1,672	1,672	—	1,672
Balance at September 30, 2021	403,791,200	3,157	73,448	—	(419)	(43,418)	32,768	—	32,768

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS A/S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (U.S. dollars in thousands, except for share and per share data and where otherwise noted)

	Nine months ended September 30,
	2021 $	2020 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(5,986)	(3,897)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	90	110
Share-based compensation	1,205	628
Non-cash lease expense	87	30
Non-cash interest	391	115
Loss (gain) on investment	317	(654)
Foreign currency loss (gain), net	29	(118)
Fair value adjustment of convertible debt	298	553
Fair value adjustment of derivative liabilities	(4,547)	(957)
Deferred income taxes	(475)	(948)
Changes in operating assets and liabilities:
Accounts receivable	—	95
Other current assets	(97)	623
Income taxes	(589)	211
Prepaid expenses	49	(168)
Accounts payable	(1,377)	(395)
Accrued liabilities	1,107	6
Operating lease liability	(243)	(46)
Net cash used in operating activities	(9,741)	(4,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank debt	(84)	110
Proceeds from share issuance	14,874	2,908
Share issuance costs	(620)	(156)
Proceeds from convertible loan	1,200	1,007
Loan proceeds	2,945	—
Repayment of loan (Note 9)	(2,934)	(536)
Net cash provided by financing activities	15,381	3,333
Net increase (decrease) in cash	5,640	(1,479)
Effect of exchange rate changes on cash	(354)	(15)
Cash, beginning of period	298	1,524
Cash, end of period	5,584	30
Supplemental information
Cash paid for income taxes	49	20
Cash paid for interest	471	78
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt to equity	2,825	2,499
Conversion of debt to equity	55	—
Conversion of derivative liability to equity	483	1,412
Non-cash share issuance costs	2,531	103

See accompanying notes to condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

(a) Organization

Allarity Therapeutics A/S (the “Company”) is a limited liability company domiciled in Denmark. The Company was incorporated under the laws of Denmark on 9 September 2004. The Company’s principal operations are located at Venlighedsvej 1, 2970 Horsholm, Denmark. The Company’s United States operations are located at 210 Broadway #201, Cambridge, MA 012139, United States of America.

(b) Principal Activities

Allarity Therapeutics A/S develops drugs for the personalized treatment of cancer using drug specific companion diagnostics (cDx) generated by its proprietary drug response predictor technology, DRP®. The Company is a merged company (the “Merger”) between two prior affiliated companies, the drug development company Oncology Venture Sweden AB and the predictive diagnostic development company Medical Prognosis Institute A/S. Pursuant to the Merger, effective 21 August 2018 the Company obtained control of 100% shares and voting interests of Oncology Venture Sweden AB, a company based in Sweden, listed on Spotlight, Stockholm, Sweden and specializing in the research and development of anti-cancer drugs via its wholly owned Danish subsidiary, Oncology Venture ApS. The Merger was accounted for as a business combination with the Company being the acquirer and all assets acquired and liabilities assumed were recognized at fair value.

Allarity Therapeutics A/S (Nasdaq First North Growth Market Stockholm: ALLR) develops drugs for the personalized treatment of cancer using drug-specific companion diagnostics (cDx) generated by its proprietary drug response predictor technology, DRP®.

(c) Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The accompanying financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

Pursuant to the requirements of Accounting Standard Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date of these financial statements, and (1) is probable that the plan will be effectively implemented within one year after the date the financial statements are issued, and (2) it is probable that the plan, when implemented, will mitigate the relevant condition or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financials are issued. Certain elements of the Company’s operating plan to alleviate the conditions that raise substantial doubt are outside of the Company’s control and cannot be included in management’s evaluation under the requirements of Accounting Standard Codification (ASC) 205-40.

Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, clinical expenses, recruiting management and technical staff, and securing funding via collaborations. The Company has historically funded its operations with proceeds received from its collaboration arrangements, sale of equity capital and proceeds from sales of convertible notes.

The Company has incurred significant losses and has an accumulated deficit of $43.4 million as of September 30, 2021. As of the date of these financial statements our cash is insufficient to fund our current operating plan and planned capital expenditures for at least the next 12 months. These conditions give rise to a substantial doubt over the Company’s ability to continue as a going concern.

Management’s plans to mitigate the conditions or events that raise substantial doubt include additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources. There are no assurances, however, that the Company will be successful in raising additional working capital, or if it is able to raise additional working capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter into other such arrangements if and when needed would have a negative impact on its business, results of operations and financial condition and its ability to develop its product candidates.

The Company has entered into a Securities Purchase Agreement with 3i, LP, a Delaware limited partnership that provides for a $20 million equity investment in the Company. Please refer to the subsequent event disclosures in note 18 for further information.

Although management continues to pursue its funding plans, there is no assurance that the Company will be successful in obtaining sufficient funding to fund continuing operations on terms acceptable to the Company, if at all. Further, at the date of this filing the above noted 3i $20 million equity investment cannot be asserted as probable and is subject to close of the transaction. Accordingly, based upon cash on hand at the issuance date of these financial statements the Company does not have sufficient funds to finance its operations for at least twelve months from the issuance date and therefore has concluded that substantial doubt exists about the Company’s ability to continue as a going concern.

(d) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The accompanying interim financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, and related interim information contained within the notes to the financial statements, are unaudited. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments (including normal recurring adjustments) necessary for a fair statement of the financial statements. The condensed balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Form S-4 for the year ended December 31, 2020 filed on August 20, 2021 and as amended. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any interim period.

(f) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Name	Country of Incorporation
Oncology Venture Product Development ApS	Denmark
OV-SPV2 ApS	Denmark
MPI Inc.	United States
Oncology Venture US Inc.	United States
Allarity Therapeutics, Inc.	United States
Allarity Acquisition Subsidiary, Inc.	United States

All intercompany transactions and balances, including unrealized profits from intercompany sales, have been eliminated upon consolidation.

(g) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of the convertible loan, the accrual for research and development expenses, revenue recognition, fair values of acquired intangible assets and impairment review of those assets, the useful life of property, plant and equipment, share based compensation expense, provisions for contingencies and litigation, and income tax uncertainties and valuation allowances. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of reasonable changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known and if material, their effects are disclosed in the notes to the consolidated financial statements. Actual results could differ from those estimates or assumptions.

(h) Computation of Earnings (Loss) per Share

The Company computes net (loss) income per share in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of net (loss) income attributable to the Company’s shareholders per share to be disclosed: basic and diluted. Basic loss per share is derived by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, and convertible debt, which would result in the issuance of incremental shares of common stock unless such effect is anti-dilutive. In calculating the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remained the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation.

(i) Conversion of foreign currencies

The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. The Company and its subsidiaries operate mainly in Denmark and the United States. The functional currencies of the Company’s subsidiaries are their local currency.

The Company’s reporting currency is the U.S dollar. The Company translates the assets and liabilities of its Denmark subsidiaries into the U.S. dollar at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during each monthly period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of shareholders’ equity as a component of accumulated other comprehensive (loss) income.

Monetary assets and liabilities denominated in currencies other than the functional currency are re-measured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net profit or loss for the respective periods.

Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss as incurred.

(j) Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and changes in instrument specific credit risk. During the three months ended September 30, 2021 and 2020 the Company recorded accumulated foreign currency translation losses of ($939) and gains of $1,130 respectively. During the nine months ended September 30, 2021 and 2020 the Company recorded accumulated foreign currency translation losses of ($1,785) and gains of $1,212 and instrument specific credit risk losses of ($9) and gains of $6 respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

(k) Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential loss range is probable and reasonably estimable under the provisions of the authoritative guidelines that address accounting for contingencies. The Company expenses costs as incurred in relation to such legal proceedings as general and administrative expense within the consolidated statements of operations and comprehensive loss.

(l) JOBS Act accounting election

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies; however, the Company may adopt new or revised accounting standards early if the standard allows for early adoption.

(m) Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations.

Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes — Simplifying the Accounting for Income Taxes”. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. The amendments to this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company has adopted this standard on a prospective basis with no significant impact upon its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU No. 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU No. 2020-06 is effective for public companies for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Company has early adopted this standard as of January 1, 2021 on a modified retrospective basis with no significant impact on its consolidated financial statements.

Not Yet Adopted

In May 2021, the FASB issued ASU No. 2021-04 — Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options — to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The framework applies to freestanding written call options, such as warrants, that were and remain equity classified by the issuer after the modification and are not in the scope of another Codification Topic. The framework applies regardless of whether the modification is through an amendment to the existing terms or issuance of a replacement warrant. The effect of the modification of the warrant is measured as the difference in its fair value immediately before and after the modification. The effect is recognized in the same manner as if cash had been paid as consideration. Additionally, other modifications may need to be accounted for as a cost to the issuing entity based on the substance of the transaction. The Update is effective prospectively for fiscal years beginning after December 15, 2021 including interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

2. Other Current Assets

The Company’s other current assets are comprised of the following:

	September 30, 2021 $	December 31, 2020 $
Deposits	54	68
Grant receivable	—	50
Salary deposit	65	51
Value added tax (“VAT”) receivable	312	166
Other	1	—
Net other current assets	432	335

3. Prepaid Expenses

	September 30, 2021 $	December 31, 2020 $
Prepaid insurance	15	152
Other prepayments	110	22
	125	174

4. Investment

The Company owns 43,898 common shares in Lantern Pharma Inc. (NasdaqCM) (“Lantern” or “Lantern shares”) as a result of a prior license agreement made with Lantern Pharma in 2017. During June 2020 Lantern Pharma became publicly listed. As at September 30, 2021 the fair market value of the shares was $491. Accordingly, for the three months ended September 30, 2021 the Company has recognized a finance loss on the Lantern shares of $137 and a foreign exchange loss of $13 (2020: finance gain of $243 and foreign exchange gain of $28. For the nine months ended September 30, 2021 the Company has recognized a finance loss on the Lantern shares of $317 and a $37 foreign exchange loss (2020: finance gain of $654 and foreign exchange gain of $36.

5. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory equipment	338	338
Less: accumulated depreciation	(329)	(317)
	9	21

Depreciation expense for the three months ended September 30, 2021 and 2020 was $22 and $38 respectively; and for the nine months ended September 30, 2021 and 2020 was $90 and $110 and respectively.

6. Intangible assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

	As of September 30, 2021				As of December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
IPR&D Assets	$38,876	$(10,132)	$28,744	$38,876	$(8,399)	$30,477
Acquired patents	99	(99)	—	99	(85)	14
Total intangible assets	$38,975	$(10,231)	$28,744	$38,975	$(8,484)	$30,491

The Company’s IPR&D assets have been classified as indefinite-lived intangible assets. Individually material development projects in progress are as follows:

	September 30, 2021 $	December 31, 2020 $
Stenoparib	25,957	27,522
Dovitinib	2,787	2,955
	28,744	30,477

Sale of Irofulven

On July 23, 2021, the Company and Lantern Pharma Inc. (“Lantern”) entered into an exclusive agreement under which Lantern will reacquire global rights to Irofulven (“LP-100”) and assume full authority to manage and guide future clinical development and commercialization. The Company received an upfront payment of $1,000 from Lantern. The agreement voids all prior obligations from the original 2015 in-license agreement and provides for additional development and regulatory milestone fees, and tiered royalties on future sales of Irofulven.

If all milestones are achieved, then we will be entitled to receive up to $16 million in milestone payments under the Asset Purchase Agreement. In addition to the milestone payments, Lantern Pharma has agreed to pay us royalties in the low mid-digits based on annual incremental net sales of product derived from Irofulven, on a country-by-country basis, in an amount equal to percentages of annual sales based on a tiered progression.

7. Accrued liabilities

The Company’s accrued liabilities are comprised of the following:

	September 30, 2021 $	December 31, 2020 $
Development cost liability	1,123	1,191
Accrued audit and legal	411	84
Share capital cost accrual	557	—
Payroll accruals	337	316
Accrued Director fees	100	119
Accrued liabilities	419	130
	2,947	1,840

8. Line of credit

Effective July 1, 2016 the Company established a line of credit with Nordea Bank in the amount of $84 bearing interest at 8.75%. The Company’s assets, up to an amount of $84 have been provided as security against the line of credit. As at September 30, 2021 the Company’s bank debt was zero (December 31, 2020 – $84).

9. Loan

2021 Loan

Effective March 22, 2021 the Company received a loan of up to $2.9 million (SEK 25 million), net of a 3% loan origination fee of $87 (SEK 750 thousand), bearing interest at 3% per month, and due on June 23, 2021. In exchange for the loan, the Company committed to complete a rights offering and issue common shares.

The rights offering was completed before June 23, 2021 as described in these financial statements. As of June 23, 2021, the loan balance of $2,817 and interest of $284 were paid to the lender.

2019 Loan

Effective September 24, 2019 the Company received a loan of $512 bearing interest at 3% per month and due on November 30, 2019. The lender agreed to extend the due date of the loan with no penalty and the balance of the loan, including interest of $62 was paid as of January 7, 2020. The loan agreement included the Company’s commitment to carry out a common share subscription which was cancelled upon repayment of the loan on January 7, 2020.

10. Convertible debt

On 31 March 2020 the Company entered into an agreement to issue up to $10,100 (SEK 100,000) (the “Commitment”) to be funded in tranches (“Tranches”) of ten non-interest-bearing notes (“Notes”) convertible into new shares of the Company, each with a value of $1,010 (SEK 10,000); 95% of each Tranche is received in cash, net of a 5% fee, and the conversion price of the Notes is 95% of the lowest closing volume weighted average price as reported by Bloomberg (“VWAP”).

The Company accounted for the Notes issued under the FVO election whereby the financial instrument is initially measured at its issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting date. The estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying consolidated statements of operations under the caption “change in fair value of convertible notes and derivative liabilities.

We determined the fair value of the Notes using a discounted cash flow valuation technique with a weighted average cost of capital of 15%. The Company estimates the change in fair value attributable to the instrument specific credit risk of the Notes at 1% under the fair value option and accordingly has recognized a loss of $Nil and $9 in other comprehensive income during the three and nine month periods ended September 30, 2021 (2020: $Nil).

Finance costs of $Nil related to the Notes have been recognized in the Company’s statement of operations for the three months ended September 30, 2021 and $298 for the nine months ended September 30, 2021 (three months and nine months ended September 30, 2020 – $475).

The roll forward of the Notes as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021 $	December 31, 2020 $
Opening fair value	1,327	—
Convertible debt issued in the period	1,200	4,670
Change in fair value (loss) reported in statement operations	298	(681)
Conversion of notes to common shares	(2,825)	(2,662)
Ending fair value balance	—	1,327

An effective interest rate determines the fair value of the Notes. The notes are unlisted and therefore, they are categorized as Level 3 in accordance with ASC 820, “Fair Value Measurements and Disclosures.” The notes were fully converted to shares during the period ended June 30, 2021. The estimated fair value of the neet carrying amount of liability component of the Notes as of September 30, 2021 and December 31, 2020 was $Nil and $1,327 respectively.

11. Derivative Liabilities

(a) Investor Warrants

The exercise price of our investor warrants described below is denominated in SEK; however, the functional currency of the Company is DKK. Consequently, the value of the proceeds on exercise is not fixed and will vary based on foreign exchange rate movements. The investor warrants when issued other than as compensation for goods and services are therefore a derivative for accounting purposes and are required to be recognized as a derivative liability and measured at fair value at each reporting period. Any changes in fair value from period to period are recorded as non-cash gain or loss in the consolidated statements of comprehensive loss. Upon exercise, the holders will pay the Company the respective exercise price for each investor warrant exercised in exchange for one common share of the Company and the fair value at the date of exercise and the associated non-cash liability will be reclassified to share capital. The non-cash liability associated with any investor warrants that expire unexercised will be recorded as a gain in the consolidated statements of comprehensive loss. There are no circumstances in which the Company would be required to pay any cash upon exercise or expiry of the investor warrants.

In connection with subscriptions of Offer Units in the rights issue carried out April/May 2019, 20,166,221 investor warrants (“TO1 warrants”) have been granted to investors. All Warrants were vested as per the grant date. A warrant gives the right, during a fixed period to subscribe for nominal $0.01 (DKK 0.05) common share in the Company at $0.9 (SEK 7.5) (the “Exercise Price”), converted into DKK using the official exchange rate between DKK and SEK on the exercise day. All TO1 warrants expired unexercised in the period ended December 31, 2020.

In connection with subscriptions of Offer Units in the rights issue carried out October — December 2019, 50,341,080 investor warrants (“TO2 warrants”) have been granted to investors. All Warrants were vested as per the grant date. A warrant gives the right, during a fixed period to subscribe for nominal $0.01 (DKK 0.05) common share in the Company $0.69 (SEK 6,0) (the “Exercise Price”), converted into DKK using the official exchange rate between DKK and SEK on the exercise day. Each warrant carries the right to subscribe for one common share. The final exercise period for the warrants of series TO 2 took place from September 1 up to and including September 15, 2021. Any TO 2 warrants unexercised after September 13, 2021, expired without compensation or payment of any kind to the warrant holders. During the three month period ended September 30, 2021 a total of 8,820 warrants of series TO 2 were exercised for subscription of 8,820 shares for total proceeds of $6.

In connection with subscriptions of Offer Units in the rights issue carried out in June 2021, 121,162,817 investor warrants (“TO3 warrants”) have been granted to investors. All Warrants were vested as per the grant date. In accordance with the terms of the Company’s outstanding TO 3 Warrants, exercisable for $0.20 (SEK 1.7) per share, the Company’s Board of Directors can determine an extraordinary and final exercise window of 10 trading days in which warrants shall be exercised provided, however, that the price of the Company’s shares increases to SEK 2.0 or more calculated as average volume weighted price (VWAP) over 10 trading days. On August 26, 2021, the Board of Directors set an extraordinary and final exercise period for the Company’s TO 3 Warrants, starting on August 30, 2021, and ending on September 13, 2021. Any TO 3 warrants unexercised after September 13, 2021, expired without compensation or payment of any kind to the warrant holders. During the three month period ended September 30, 2021, 13,719,266 warrants of series TO 3 were exercised for total proceeds of $2,679.

The table below summarizes the number of investor warrants that were outstanding, their weighted average exercise price (“WAEP”) as at September 30, 2021 and December 31, 2020, as well as the movements during the respective periods:

	Nine months ended September 30, 2021		Year ended December 31, 2020
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding, opening	54,337,944	$0.71	70,507,301	$0.69
Granted	120,891,157	0.19	3,996,864	$0.36
Exercised	(13,728,086)	0.19	—	—
Expired	(157,504,151)	0.33	(20,166,221)	$0.82
Outstanding, ending	3,996,864	$0.38	54,337,944	$0.71
Exercisable, ending	3,996,864	$0.38	54,337,944	$0.71

(b) Financing Facility

Effective November 29, 2018 the Company established a convertible debt facility (the “Facility”) for funding of up to SEK 200 million to be funded in up to 20 tranches of SEK 10 million each over a 24 month term and bearing interest at 2% per annum. Five of the tranches were receivable under the Facility at the discretion of the investor and the Facility was convertible into shares and warrants at 50% of the nominal amount of the notes.

The Company has evaluated the terms of the Financing Facility in accordance with ASC 815-40-15 and ASC 815-40-25 and determined that the instrument is a derivative. Accordingly, the accounting treatment is the same as that described in Note 12(a) above.

On June 3, 2019 the Company settled one of the five tranches and in February 2020 the balance of the committed tranches were settled by receipt of $1 million (SEK 10,5 million) from the investor in cash, in exchange for a subscription of 9,330,000 common shares in the Company (Settlement Shares) valued at $2.5 million and the issuance of 3,996,864 investor warrants at an exercise price of $0.38 each (Settlement Warrants) valued at $0.6 million as of the February 23, 2020 grant date.

All Settlement Warrants immediately vested on the grant date. A warrant gives the right, during a fixed period to subscribe for nominal $0.01 (DKK 0.05) common share in the Company at $0.4 (SEK 3,3) (the “Exercise Price”), converted into DKK using the official exchange closing rate between DKK and SEK on the last business day prior to the exercise. Each warrant carries the right to subscribe for one common share over 36 months.

As at September 30, 2021, the weighted average contractual life of all of the investor warrants described in this Note 11 (a) and (b) is 1.40 years. The weighted average exercise price for the warrants as at the end of September 30, 2021, is $0.38 each.

(c) Valuation of Derivative Liabilities

The derivative liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following tables:

			T01 Warrants	T02 Warrants		T03 Warrants
	Financing Facility*		Warrants issued May 2019	Warrants issued December 2019		Warrants issued June 2021
	September 30, 2021 $	December 31, 2020 $	December 31, 2020 $	September 30, 2021 $	December 31, 2020 $	September 30, 2021 $
Balance beginning	102	2,138	14	47	1,641	—
Issued during the period	—	—	—	—	—	5,151
Change in fair value	124	(524)	(14)	(45)	(1,594)	(4,626)
Amount transferred to Equity	—	(1,412)	—	—	—	(483)
Translation effect	(8)	(100)	—	(2)	—	(42)
Balance – end of period	218	102	—	—	47	—
Fair value per warrant issuable at period end	0.03	0.026	—	—	0.0009	—

The fair value of the Company’s derivative warrant liabilities were estimated using the Black-Scholes option pricing model and based on the following assumptions:

	Warrants issued February 2020
	Settlement Warrants for the termination of Financing Facility
	September 30, 2021	December 31, 2020
Exercise price	$0.38 – (SEK3.3)	$0.40 – (SEK3.3)
Share price	$0.20 – (SEK1.7)	$0.10 – (SEK0.80)
Risk-free interest	(0.52)%	(0.41)%
Expected dividend yield	(0)%	(0)%
Contractual life (years)	1.40	2.17
Expected volatility	104.20%	106.50%

The Company measured its derivative warrant liabilities on a recurring basis using level 3 inputs (see Note 17).

12. Stockholders’ Equity

(a) Share Issuances

On September 30, 2021 the share capital consists of 403,791,200 common shares of par value $0.01 (DKK 0.05) each (December 31, 2020: 212,601,044 shares of par value $0.01 (DKK 0.05 each)). The shares are fully paid in. The shares are not divided into classes, and no shares enjoy special rights.

During the three months ended September 30, 2021 the Company issued:

i.	14,505,206 common shares valued at $3,232 upon the exercise of common stock purchase warrants; and

ii.	Units consisting of 24,112,523 common shares and 24,112,523 common share purchase warrants valued at $2,384 upon the issuance of Units on July 14, 2021 to the financial advisors of the May 14, 2021 rights issue. The attached warrants are exercisable for $0.20 (SEK 1,70) each with an original expiration date of September 13, 2023, subsequently amended to September 13, 2021 (Note 11(a)).

During the nine months ended September 30, 2021 the Company issued:

iii.	14,776,866 common shares valued at $3,232 upon the exercise of common stock purchase warrants;

iv.	Units consisting of 145,003,680 common shares and 145,003,680 common share purchase warrants for $0.10 (SEK 0.85) per unit; valued at $12,125. The attached warrants are exercisable for $0.20 (SEK 1,70) each with an original expiration date of September 13, 2023, subsequently amended to September 13, 2021 (Note 11(a)); and

v.	31,409,610 common shares valued at $2,880 upon conversion of debt.

During the three months ended September 30, 2020 the Company issued:

vi.	11,669,340 common shares valued at $1,585 on conversion of debt; and

vii.	12,383,770 common shares valued at $758 in exchange for 16.09% of the NCI in OV US Inc.

During the nine months ended September 30, 2020 the Company issued:

viii.	9,330,000 common shares and 3,996,864 warrants in exchange for $1,092 in cash in settlement of the Financing Facility dated February 23, 2020; the fair value of the common shares of $2,504 was recorded in equity and the $625 fair value of the warrants was recorded as a derivative liability which was adjusted to market at the end of every period and as at September 30, 2021 the fair value of the warrants is $218;

ix.	24,307,645 common shares valued at $3,506 on conversion of debt;

x.	25,936,599 common shares valued at $2,103 in exchange for 37% of the NCI in OV SPV2 ApS; and

xi.	12,383,770 common shares valued at $758 in exchange for 16.09% of the NCI in OV US Inc.

13. Share-based payments

Share based payments in the legal form of warrants have been granted to members of the executive management, members of the board of directors, employees and external consultants.

All share-based payment warrant plans

During the three months ended September 30, 2021, the total expenses recorded in profit or loss were $577 (2020: $237) and are recognized as general and administrative expenses. During the nine months ended September 30, 2021 expenses of $1,205 (2020: $629) are recognized as general and administrative expenses. Total compensation cost of $119 for non-vested warrants as at September 30, 2021 will be recognized through October 31, 2023.

The table below summarizes the number of options that were outstanding, their weighted average exercise price (“WAEP”) as at September 30, 2021 and December 31, 2020, as well as the movements during the periods.

	September 30, 2021		December 31, 2020
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Opening balance	10,755,971	$0.20	8,717,239	$0.18
Granted	—	—	3,389,550	$0.22
Exercised	(1,048,780)	0.06	—	—
Forfeited	(2,030,260)	0.06	(1,350,818)	$0.26
Ending balance outstanding	7,676,931	$0.24	10,775,971	$0.20
Ending balance, exercisable	4,657,456	$0.23	6,008,140	$0.18

No warrants were granted in the nine month period ended September 30, 2021. The weighted average remaining contractual life for the warrants outstanding as at September 30, 2021 was 7.75 years (December 31, 2020: 9.3 years).

14. Segments

The Company is domiciled in Denmark and operates as one operating segment. Our Chief Executive Officer (CEO), as the chief operating decision-maker, manages and allocates resources to the operations of our Company on a total Company basis. Managing and allocating resources on a total company basis enables our CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with our long-term company-wide strategic goals. Consistent with this decision-making process, our CEO uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The Company has neither revenues from external customers outside Denmark, nor non-current assets in other geographical areas than Denmark.

15. Basic and diluted net loss per share

Basic net income loss per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during the period plus potential shares (deriving from warrants and convertible notes) considered outstanding during the period, in accordance with ASC 260-10 as determined under the treasury stock method.

	Three month period ended September 30,		Nine month period ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common shareholders	$1,672	$(960)	(5,986)	(3,897)
Denominator:
Weighted average common shares outstanding – basic	387,652,549	186,230,830	288,984,065	150,650,949
Weighted average common shares outstanding – diluted	397,201,067	194,948,069	299,740,036	159,368,188
Net income (loss) per share attributable to common shareholders – basic and diluted	$0.00	$(0.01)	$(0.02)	$(0.03)

In the three month period ended September 30, 2021 the Company’s diluted weighted shares outstanding includes outstanding warrants however the basic and diluted income per share amounts were the same. In the three month period ended September 30, 2020 and the nine month periods ended September 30, 2021 and 2020, the Company’s unvested restricted shares and restricted share units have been excluded from the computation of basic net loss per share attributable to common shareholders.

The Company’s potentially dilutive securities, which include warrants and shares issuable upon conversion of convertible debt, have been excluded from the computation of diluted net loss per share attributable to common shareholders as the effect would be to reduce the net loss per share attributable to common shareholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three month period ended September 30,		Nine month period ended September 30,
	2021	2020	2021	2020
Warrants	9,548,518	8,717,239	10,755,971	8,717,239

16. Financial Instruments

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Investment	$491	$—	$—	$491
Liabilities:
Derivative warrants	$—	$—	$(218)	$(218)
	$—	$—	$(218)	$(218)

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Investment	$845	$—	$—	$845
Liabilities:
Convertible debt	$—	$—	$(1,327)	$(1,327)
Financing Facility	—	—	(102)	(102)
Derivative warrants	—	—	(47)	(47)
	$—	$—	$(1,476)	$(1,476)

The following method was used to estimate the fair values of our financial instruments:

The carrying amount of level 1 financial instruments are recorded at fair market value based upon market prices. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include investment securities in 2020 for which there is limited market activity such that the determination of fair value requires significant judgment or estimation.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the date the actual event or change in circumstances that caused the transfer occurs. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers between level 1 or level 2 during the nine months ended September 30, 2021 and the year ended December 31, 2020.

The following table provides a reconciliation of the beginning and ending balances of the item measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3):

Level 3	September 30, 2021	December 31, 2020
Beginning balance	$1,476	$3,793
Gains included in net loss	—	845
Transfers out of level 3	—	(845)
Issuance of convertible debt	1,200	4,670
Issuance of investor warrants (TO3)	5,151	—
	7,827	8,463
Financing Facility:
Fair value adjustment	124	(524)
Translation effect	(8)	(100)
Converted to equity on settlement	—	(1,412)
Fair value adjustments:
TO1 Warrants	—	(14)
TO2 Warrants	(45)	(1,594)
TO3 Warrants	(4,524)	—
Translation effect (TO2 and TO3 Warrants)	(44)	—
Convertible debt	298	(681)
Converted to equity on settlement:
Exercise of TO2 and TO3 warrants	(585)	—
Debt conversion	(2,825)	(2,662)
Ending balance	$218	$1,476

17. Commitments and Contingencies

a)	Development costs

The Company is contingently liable for development costs of Smerud Medical Research International (“Smerud”) in the approximate amount of $1,191 which has been accrued as of September 30, 2021 and will be payable only if Smerud is unable to identify investors to fund development of in licensed products from the Company by December 31, 2021; as extended from October 1, 2021 during the period ended September 30, 2021.

On November 10, 2020 the Company entered into a cost sharing agreement with Smerud for the development of Ixempra whereby Smerud will be entitled to 7.5% royalties on future revenue in exchange for funding half of the development costs. As of September 30, 2021 Smerud has performed work valued at $139 and is entitled to a very low amount of future royalties.

b) License Agreement with Eisai for Stenoparib

During the period ended September 30, 2021, the terms of our agreement with Eisai have been revised to provide Eisai the right to terminate the agreement if we do not complete a Phase 2 clinical trial before December 31, 2022, unless we elect to pay a very low seven digit extension payment.

18. Subsequent Events

For its interim consolidated financial statements as of September 30, 2021 and for the nine months then ended, the Company evaluated subsequent events through the date on which those financial statements were issued.

(a) Plan of Reorganization and US Nasdaq Listing

On April 6, 2021, the Company incorporated Allarity Therapeutics, Inc., a Delaware corporation, (“Allarity Delaware”) as a direct wholly owned subsidiary of the Company for the sole purpose of entering into a Plan of Reorganization and Asset Purchase Agreement with Allarity Delaware in order to reorganize the Company as a holding company listed on the US Nasdaq Stock Market and complete a 50 to 1 share reverse split, resulting in an immediate decrease in the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net income per share. The reorganization is a common control transaction and there will be no change in control over the assets of the ultimate parent. Consequently, Allarity Delaware will record all assets and liabilities acquired from Allarity Therapeutics A/S at historical cost. The recapitalization share exchange is conditioned upon the approval of the Company’s shareholders and an effective registration statement filed with the US Securities and Exchange Commission. Our Form S-4 registration statement was effective on November 5, 2021; and the recapitalization was approved by our shareholders at our Extraordinary General Meeting held on November 22, 2021.

As of the date of these financial statements, the Company anticipates that approximately 8,075,824 shares of Delaware common stock will be issued in the recapitalization share exchange to the Company’s shareholders.

(b) PIPE Investment

On May 20, 2021, the Company entered into an Investment Agreement (the “Investment Agreement”) with 3i, LP, a Delaware Limited Partnership (the “Investor”) whereby the Company agreed to issue and sell the Investor 20,000 shares of Allarity Delaware Series A Convertible Preferred Stock (the “Preferred Stock”) and common stock purchase warrants (the “Warrants”) for an additional $20 million (the “PIPE Investment”). The PIPE Investment is conditioned upon, and will occur simultaneously with, the consummation of the Recapitalization Share Exchange and the approval of Allarity Delaware’s application to list its common stock on the US Nasdaq Stock Market.

The Preferred Stock may convert over time into at approximately 20% of the Company’s issued and outstanding shares however, conversion of the Preferred Shares and exercise of the Warrants; is limited to 4.99% of the Company’s issued and outstanding shares.

As of the date of these financial statements the Company expects the conversion price of the Preferred Stock to be $9.91 per share. However, if the volume weighted average price for Allarity Delaware common stock on the US Nasdaq Stock Market falls below the fixed conversion price for the preferred stock, then the preferred stock would be entitled to convert at an alternate conversion price between 80% to 90% of the volume weighted average price at the time of conversion with a similar adjustment for the exercise price for the warrants.

Lastly, in the event that the average daily US dollar volume of share of Allarity Delaware common stock traded on the US Nasdaq Stock Market falls below $2.5 million, then holders of the convertible preferred stock will be entitled to a one-time special dividend of 8% of the stated value of the preferred stock ($1.6 million) payable in shares of common stock upon conversion of the convertible preferred stock. The Company is in the process of assessing the accounting treatment of the special dividend.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from the plans, intentions, expectations and other forward-looking statements included in the discussion below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those factors discussed in the Risk Factors section of our information statement/prospectus which is part of our Form S-4 filed with the SEC on August 20, 2021 and which became effective on November 5, 2021.

Overview

We are a biopharmaceutical company focused on discovering and developing highly targeted anti-cancer drug candidates. Through the use of its Drug Response Predictor (DRP®) platform, the Company identifies the value in drug assets that have otherwise been discontinued by identifying patient populations where these drugs are active. The Company’s three lead drug candidates are: the tyrosine kinase inhibitor (TKI) dovitinib, the poly-ADP-ribose polymerase (PARP) inhibitor stenoparib, and the microtubule inhibitor agent IXEMPRA.

Risks and Uncertainties

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel and collaboration partners, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. Even if the Company’s research and development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Impacts of COVID-19 on our Business — Update

In March 2020, the World Health Organization declared COVID-19 a global pandemic. COVID-19 has had a modest impact on our operations as it caused some unexpected delays in our clinical program activities as clinical trials were delayed. Management is unable to estimate the future financial effects, if any, to our business as a result of COVID-19 because of the high level of uncertainties and unpredictable outcomes of this disease.

We are continuing to evaluate the impact of COVID-19 pandemic on our business and are taking proactive measures to protect the health and safety of our employees, as well as to maintain business continuity. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for our employees, effective March 16, 2020. During the three months ended September 30, 2021 restrictions due to COVID-19 have lifted significantly and as a result, our Danish employees have returned to work. Our North American employees are continuing to work remotely. We will continue to closely monitor and seek to comply with guidance from governmental authorities and adjust our activities as appropriate.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trial, healthcare systems or the global economy as a whole. However, these effects could harm our operations, and we will continue to monitor the COVID-19 situation closely.

Financial Operations Overview

Since our inception in September of 2004, we have focused substantially all of our resources on conducting research and development activities, including drug discovery and preclinical studies, establishing and maintaining our intellectual property portfolio, the manufacturing of clinical and research material, hiring personnel, raising capital and providing general and administrative support for these operations. In recent years, we have recorded very limited revenue from collaboration activities, or any other sources. We have funded our operations to date primarily from convertible notes and the issuance and sale of our ordinary shares.

We have incurred net losses in each year since inception. Our net losses were $6 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $43.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	advance drug candidates through clinical trials;

●	pursue regulatory approval of drug candidates;

●	operate as a public company;

●	continue our preclinical programs and clinical development efforts;

●	continue research activities for the discovery of new drug candidates; and

●	manufacture supplies for our preclinical studies and clinical trials.

Components of Operating Expenses

Research and Development Expenses

Research and development expenses include:

●	expenses incurred under agreements with third-party contract organizations, and consultants;

●	costs related to production of drug substance, including fees paid to contract manufacturers;

●	laboratory and vendor expenses related to the execution of preclinical trials; and

●	employee-related expenses, which include salaries, benefits and stock-based compensation.

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks and estimates of services performed using information and data provided to us by our vendors and third-party service providers. Non-refundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and accounted for as prepaid expenses. The prepayments are then expensed as the related goods are delivered and as services are performed.

To date, the majority of these expenses have been incurred to advance our lead drug candidates, dovitinib, stenoparib, and IXEMPRA®.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our drug candidates, as our drug candidates advance into later stages of development, and as we begin to conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our drug candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our drug candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, facilities costs, depreciation and amortization expenses and professional services expenses, including legal, human resources, audit and accounting services. Personnel-related costs consist of salaries, benefits and stock-based compensation. Facilities costs consist of rent and maintenance of facilities. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to advance our drug candidates and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, Nasdaq Stock Market, additional insurance expenses, investor relations activities and other administrative and professional services.

Summary Results of Operations for the Three and Nine Months Ended September 30, 2021 and September 30, 2020 (unaudited)

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the three months ended September 30,		Increase/	For the nine months ended September 30,		Increase/
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(In thousands)			(In thousands)
Operating costs and expenses:
Research and development	1,574	1,012	562	5,329	3,233	2,096
General and administrative	2,619	953	1,666	6,140	3,245	2,895
Proceeds from sale of IP:	$(1,000)	$—	$1,000	(1,000)	$—	$1,000
Total operating costs and expenses	3,193	1,965	1,228	10,469	6,478	3,991
Loss from operations:	$3,193	$1,965	$1,228	$10,469	$6,478	$3,991

Other Income

In the three and nine months ended September 30, 2021, other income of $1 million was received in connection with our sale of intangible assets to Lantern Pharma.

Research and Development Expenses

We currently do not track our research and development costs by product candidate. A breakdown by nature of type of expense for the three and nine month periods ended September 30, 2021 and September 30, 2020 is provided below.

	For the three months ended September 30,		Increase/	For the nine months ended September 30,		Increase/
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(In thousands)			(In thousands)
Research study expenses	$528	382	$146	$1,725	$1,630	$95
Recovery of R&D costs	—	(8)	8	—	(23)	23
Manufacturing & supplies	95	1	94	888	55	833
Contractors	555	235	320	1,634	542	1,092
Patents	177	162	15	244	228	16
Staffing	189	192	(3)	685	657	28
Amortization	21	37	(16)	89	109	(20)
Other	9	11	(2)	63	35	28
	$1,574	$1,012	$562	$5,329	$3,233	$2,096

For the three month period ended September 30, 2021 versus September 30, 2020:

The increase of $562 thousand in research and development cost was due to an increase of $146 thousand in research study expenses, a decrease of $8 thousand in recovery of R&D costs, an increase of $94 thousand in manufacturing and supplies, an increase of $320 thousand in contractors, an increase in patent expenses of $15 thousand, a decrease of $3 thousand in staffing; a decrease of $16 thousand in amortization, and a decrease of $2 thousand in other expenses. Overall, the increase was because activity during the 3 months ended September 30, 2020 was paused or significantly slowed due to Covid-19. Research and development in the 3 months ended September 30, 2021 increased as activity in the clinical trials coming back to a pre-pandemic level. Manufacturing & supplies and contractor costs has increased in preparation of our NDA filing for Dovitinib.

For the nine month period ended September 30, 2021 versus September 30, 2020:

The increase of $2.1 million in research and development cost was due to an increase of $95 thousand in research study expenses, a decrease of $23 thousand in recovery of R&D costs, an increase of $833 thousand in manufacturing and supplies, an increase of $1,092 thousand in contractors; an increase of $16 thousand in patent expenses, an increase of $28 thousand in staffing expenses, a decrease of $20 thousand in amortization, and an increase of $28 thousand in other expenses. Overall, the increase was because activity during the 9 months ended September 30, 2020 was paused or significantly slowed due to Covid-19. Manufacturing & supplies and contractor costs increased in preparation of our NDA filing for Dovitinib.

General and Administrative Expenses

General and administrative expenses increased by $1.67 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase in professional fees of $1.39 million, staffing expenses of $481 thousand, listings expenses of $9 thousand, and premises expenses of $2 thousand; offset by reductions in other administrative expenses of $176 thousand, insurance of $34 thousand and communication expenses of $5 thousand. Professional fees increased as the Company prepared its prospectus to file with the SEC in its effort to move its listing to the US Nasdaq.

General and administrative expenses increased by $2.9 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase in professional fees of $2.39 million, staffing expense of $682 thousand, insurance of $31 thousand, premises of $17 thousand, listings expenses of $15 thousand, and communications expenses of $4 thousand, offset by reductions in other administrative expenses of $240 thousand. General administrative expenses increased in the nine months ended September 30, 2021 compared to the same period in 2020 primarily for the same reasons as the increase in cost in the three months ended September 30, 2021.

Other Income (Expenses), Net

For the three month period ended September 30, 2021 versus September 30, 2020:

Other income (expense) of $4.5 million recognized in the three months ended September 30, 2021 consisted primarily of a $4.5 million fair value adjustment to derivative liabilities, $28 thousand in net interest income, and $51 thousand in net foreign exchange gains, offset by a ($137) thousand loss on investment. In the three months ended September 30, 2020 other income of $314 thousand consisted primarily of net interest income of $221 thousand, gain on investment of $243 thousand, and net foreign exchange gains of $32 thousand, offset by a ($104) thousand fair value adjustment on derivative liabilities, and ($78) thousand increase in fair value of convertible debt.

For the nine month period ended September 30, 2021 versus September 30, 2020:

Other income (expense) of $3.4 million recognized in the nine months ended September 30, 2021 consisted primarily of a $4.5 million fair value adjustment to derivative liabilities offset by ($481) thousand interest expense, ($317) thousand loss on investment, ($298) thousand increase in fair value of convertible debt, and net foreign exchange losses of ($29) thousand. In the nine months ended September 30, 2020 other income of $1 million comprised a $957 thousand fair value adjustment of derivative liabilities, a $654 thousand gain on investment and net foreign exchange gains of $118 thousand, offset by a ($553) increase in fair value of convertible debt and net interest expense of ($115) thousand.

Changes in fair value of our derivative liabilities and convertible debt are measured using level 3 inputs as described in our consolidated financial statements.

Liquidity, Capital Resources and Plan of Operations

Since our inception through September 30, 2021, our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our ordinary shares. As of September 30, 2021, we had $5.6 million in cash and investments, and an accumulated deficit of $43.4 million.

In the nine months ended September 30, 2021 we received $1 million in proceeds from the sale of intangible assets, $14.87 million in gross proceeds from the issuance of shares, and $1.2 million in proceeds from convertible debt. We also received a bridge loan of $2.9 million in the six months ended June 30, 2021 and repaid $2.9 million in June 2021.

In the nine months ended September 30, 2020, we received $1 million in net proceeds from the sale and issuance of convertible notes. We also received $2.9 million in proceeds from share issuance.

Our primary use of cash is to fund operating expenses, which consist of research and development as well as regulatory expenses related to our lead drug candidate, dovitinib, and clinical programs for stenoparib and IXEMPRA®, and to a lesser extent, general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

As of November 23, 2021, the Company’s cash deposits of $3.5 million were determined to be insufficient to fund its current operating plan and planned capital expenditures for at least the next 12 months. We estimate that as of the date of this filing, our cash reserves are sufficient for approximately 4 months. These conditions give rise to a substantial doubt over the Company’s ability to continue as a going concern.

Management’s plans to mitigate the conditions or events that raise substantial doubt include additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources. There are no assurances, however, that the Company will be successful in raising additional working capital, or if it is able to raise additional working capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter into other such arrangements if and when needed would have a negative impact on its business, results of operations and financial condition and its ability to develop its product candidates.

The Company has also entered into a Securities Purchase Agreement with 3i, LP, a Delaware limited partnership that provides for a $20 million equity investment in the Company. Please refer to the subsequent event disclosures in note 18 for further information.

We expect to incur substantial expenses in the foreseeable future for the development and potential commercialization of our drug candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, in order to complete our current and future preclinical studies and clinical trials, and to complete the process of obtaining regulatory approval for our drug candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our drug candidates, if approved, we may require substantial additional funding in the future.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

(In thousands)	Nine months ended September 30,
	2021	2020
Net Cash used in operating activities	$(9,741)	$(4,812)
Net Cash provided by financing activities	15,381	3,333
Net (decrease) increase in cash and cash equivalents	$5,640	$(1,479)

Operating Activities

During the nine months ended September 30, 2021, cash used in operating activities of $9.7 million was attributable to a net loss of $6 million, $475 thousand of deferred income taxes and $2.1 million in net non-cash charges. This was offset by a $1.15 million net change in net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $1.2 million, non-cash interest of $391 thousand, fair value adjustment to convertible debt of $298 thousand, loss on investment of $317 thousand, depreciation and amortization of $90 thousand, non-cash lease expense of $87 thousand and loss on foreign currency of $29 thousand, offset by a $4.5 million fair value adjustment to derivative liabilities. The change in operating assets and liabilities of $1.15 million was primarily due to a $1.38 million decrease in accounts payable, a $1.1 million increase in accrued liabilities, an increase in income taxes receivable of $589 thousand, a decrease in operating lease liability of $243 thousand, an increase in other current assets of $97 thousand, and a decrease in prepaid expenses of $49 thousand.

During the nine months ended September 30, 2020, cash used in operating activities of $4.8 million was attributable to a net loss of $3.9 million, $948 thousand of deferred income taxes and $328 thousand in net non-cash charges. The non-cash charges consisted of a $654 thousand gain on investment, a $957 thousand fair value adjustment of derivative liabilities, and a net $118 thousand gain on foreign exchange offset by $110 thousand in depreciation and amortization, $628 thousand in stock-based compensation, $30 thousand in non-cash lease expense, $115 thousand in non-cash interest, and $553 thousand increase in fair value to convertible debt. The net change in operating assets and liabilities of $326 thousand was primarily due to a decrease in other current assets of $623 thousand, a decrease in accounts receivable of $95 thousand, a decrease in income taxes receivable of $211 thousand, and an increase of $6 thousand in accrued liabilities, offset by a decrease in accounts payable of $395 thousand, an increase in prepaid expenses of $168 thousand, and a decrease in operating lease liability of $46 thousand.

Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities of $15.38 million was related to proceeds from share issuance of $14.87 million and convertible loan proceeds of $1.2 million, offset by $620 thousand in share issuance costs and $84 thousand repayment of our line of credit. We also received and repaid $2.9 million in loan funding during the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, cash provided by financing activities of $3.33 million was related to proceeds from share issuance of $2.9 million, convertible loan proceeds of $1 million, and line of credit of $110 thousand, offset by share issuance costs of $156 thousand and $536 thousand for repayment of loan.

Contractual Obligations and Commitments

We enter into agreements in the normal course of business with vendors for preclinical studies, clinical trials and other service providers for operating purposes. We have not included these payments in the table of contractual obligations above since these contracts are generally cancellable at any time by us following a certain period after notice and therefore, we believe that our non-cancellable obligations under these agreements are not material.

Operating Capital and Capital Expenditure Requirements

We believe that the net proceeds from the PIPE Investment, together with our existing cash and cash equivalents as of the date of this 10-Q, and our anticipated expenditures and commitments for calendar year 2021 and 2022, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this information statement/prospectus. Our estimate as to how long we expect the net proceeds from the PIPE Investment, together with our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2021 and September 30, 2020, and our audited consolidated financial statements for the years ended December 31, 2020 and December 31, 2019, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the years ended December 31, 2020 and December 31, 2019 included in our Form S-4 for the year ended December 31, 2020 filed on August 20, 2021 and as amended, and there have been no significant changes to our significant accounting policies during the nine months ended September 30, 2021. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes

Recently Issued Accounting Pronouncements

See the sections titled “Recently Issued Accounting Pronouncements” in Note 1(m) to the Company’s unaudited interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2021 and September 30, 2020 and in “Significant Accounting Policies — Accounting pronouncements not yet adopted” in Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2020 and December 31, 2019, respectively, appearing in the Company’s 2021 Form S-4.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company we are exempt from the requirements of Item 3.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, because of the material weaknesses identified, our disclosure controls and procedures, as defined above, are not effective.  We have limited accounting personnel and other resources with which to address our internal controls and procedures. Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. However, in connection with the audit of our consolidated financial statements as of and for year ended December 31, 2020, we and our independent registered public accounting firm identified three material weaknesses in our internal control over financial reporting.

The material weaknesses identified were:

●	a lack of accounting resources required to fulfill US GAAP and SEC reporting requirements;

●	a lack of comprehensive US GAAP accounting policies and financial reporting procedures; and

●	a lack of segregation of duties given the size of our finance and accounting team.

We have implemented and are continuing to implement various measures to address the material weaknesses identified; these measures include:

●	the hiring of a chief financial officer that is a CPA in the U.S;

●	The retention of an outside consultant who is a CPA, CA, CPA (Illinois) who is experienced with public company reporting and is conversant in IFRS, US GAAP and SEC accounting issues. Said consultant is being retained to assist us in our ongoing development of our comprehensive US GAAP accounting policies, financial reporting procedures and internal controls over financial reporting; and

●	increasing the accounting resources in Denmark.

A significant deficiency is a control deficiency, or a combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with US GAAP such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected by our employees. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be prevented or detected by our employees. In response, we have begun the process of evaluating our internal control over financial reporting, although we may not complete our review until December 31, 2022, the date we are required to evaluate our internal controls and procedures as a new reporting company. However, we have taken the actions set forth above to address these material weaknesses.

We intend to continue to take steps to remediate the material weaknesses described above and further evolve our accounting processes, controls, and reviews. We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify or are brought to our attention.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate further action.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the future, we may become involved in litigation or other legal proceedings that arise in the ordinary course of business. We are not currently party to any legal proceedings, and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results or financial condition. In the event we are subject to a legal proceeding, it could have a material adverse impact on us because of litigation costs and diversion of management resources.

Item 1A. Risk Factors.

The risks that we believe are material to our investors are discussed in the Company’s registration statement on form S-4 filed on August 20, 2021 under the caption “Risk Factors,” which is on file with the SEC. Except as set forth herein, there have been no material changes during the nine months ended November 23, 2021 to our previously reported Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No	Exhibit Description	Method of Filing

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

101.INS*	Inline XBRL Instance Document	Filed electronically herewith

101.SCH*	Inline XBRL Taxonomy Extension Schema	Filed electronically herewith

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed electronically herewith

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase	Filed electronically herewith

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase	Filed electronically herewith

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed electronically herewith

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLARITY THERAPEUTICS, INC., A Delaware Corporation

Date: November 23, 2021	By:	/s/ Steve Carchedi
		Name:	Steve Charchedi
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 23, 2021	By:	/s/ Jens Eric Knudsen
		Name:	Jens Eric Knudsen
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)