Form 10-Q/A
period 2021-09-30
Allarity Therapeutics, Inc.
filed 2022-05-17
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Original Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on November 23, 2021 (the “Original Filing Date”). On March 31, 2022, we filed a Current Report on Form 8-K with the SEC disclosing the determination by our board of directors (the “Board”), including its audit committee members, that the previously issued financial statements for the quarters ended June 30, 2021 and September 30, 2021, which were filed with the Securities and Exchange Commission (“SEC”) on August 20, 2021 (as amended on our registration statement on Form S-4/A), and in the Original Form 10-Q on the Original Filing Date respectively, should no longer be relied upon because of an accounting error in such financial statements relating to the accounting of derivative liability of certain warrants has occurred requiring a restatement. Please refer to Note 2. Restatement of Previously Issued Financial Statements of our Notes to Condensed Consolidated Financial Statements of this Amendment for additional information.

As a result of the above, we are filing this Amendment to amend and restate in their entirety the following items with modification as necessary to reflect the restatements: (i) Part I, Item 1. Financial Statements, (ii) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iii) Part I, Item 4. Controls and Procedures, and (iv) Part II, Item 1A. Risk Factors. In addition, we are including Part II, Item 6. Exhibits to include the new certifications of our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2), and Exhibits 101 and 104 for the Interactive Files. Except for the foregoing, all other disclosures in the Original Form 10-Q remain unchanged. We have not modified or updated disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement as set forth in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and does not reflect events occurring after the Original Filing Date of the Original Form 10-Q other than as described herein and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q, except as specifically referenced herein. Accordingly, this Amendment and the Original Form 10-Q should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-Q.

Unless the context indicates otherwise, references in this report to the “Company,” “Allarity,” “we,” “us,” “our” and similar terms refer to Allarity Therapeutics, Inc., Allarity Therapeutics A/S and its respective consolidated subsidiaries.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Recapitalization Share Exchange completed on or about December 20, 2021, which occurred subsequent to the period covered hereunder.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in thousands, except for share and per share data and where otherwise noted)

(Restated)

	September 30, 2021 $	December 31, 2020 $

ASSETS
Current assets:
Cash and cash equivalents	5,584	298
Other current assets	432	335
Prepaid expenses	125	174
Tax credit receivable	1,494	908
Total current assets	7,635	1,715
Non-current assets:
Investment	491	845
Property, plant and equipment, net	9	21
Operating lease assets	108	331
Intangible assets, net	28,744	30,491
Total assets	36,987	33,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	—	84
Accounts payable	739	2,116
Accrued liabilities	2,947	1,840
Income taxes payable	54	57
Operating lease liabilities, current	98	109
Convertible debt	—	1,327
Total current liabilities	3,838	5,533
Non-current liabilities
Convertible promissory note, net of unamortized discount	954	880
Derivative liabilities	218	149
Operating lease liabilities, net of current portion	35	267
Deferred tax	2,281	2,135
Total liabilities	7,326	8,964
Stockholders’ equity
Common stock, par value $0.0001; shares issued and outstanding at September 30, 2021 and December 31, 2020 were 8,075,824 and 4,252,021 respectively	808	426
Additional paid-in capital	78,948	62,482
Accumulated other comprehensive (loss) income	(419)	1,375
Accumulated Deficit	(49,676)	(39,844)
Total stockholders’ equity	29,661	24,439
Total liabilities & stockholders’ equity	36,987	33,403

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(U.S. dollars in thousands, except for share and per share data and where otherwise noted)

(Restated)

	Three months ended September 30,		Nine months ended September 30,
	2021 $	2020 $	2021 $	2020 $
Operating costs and expenses:
Research and development	1,355	785	4,674	2,552
General and administrative	2,619	953	6,140	3,245
Total operating costs and expenses	3,974	1,738	10,814	5,797
Loss from operations	(3,974)	(1,738)	(10,814)	(5,797)
Other income (expenses)
Gain from the sale of IP	1,000	—	1,000	—
Interest income	28	221	—	—
Interest expense	(27)	(24)	(238)	(185)
Finance expenses	—	—	(393)	—
(Loss) gain on investment	(137)	243	(317)	654
Foreign exchange (losses) gains, net	9	32	(71)	118
Fair value adjustment of derivative liabilities	1,785	(104)	1,715	957
Loss on extinguishment of convertible debt	—	—	(141)	—
Change in fair value of convertible debt	—	(78)	(474)	(553)
Net other income	2,658	290	1,081	991
Net (loss) for the period before tax expense	(1,316)	(1,448)	(9,733)	(4,806)
Income tax expense	(35)	(50)	(98)	(148)
Net loss	(1,351)	(1,498)	(9,831)	(4,954)
Net loss attributable to non-controlling interests	—	—	—	(15)
Net (loss) income attributable to Allarity A/S common stockholders	(1,351)	(1,498)	(9,831)	(4,939)
Basic and diluted net income (loss) per common share	$(0.17)	$(0.40)	$(1.70)	$(1.64)
Weighted-average number of common shares outstanding, basic and diluted	7,753,051	3,724,617	5,779,681	3,013,019

Other comprehensive income (loss), net of tax:	(1,351)	(1,498)	(9,831)	(4,954)
Change in cumulative translation adjustment	(939)	1,130	(1,785)	1,212
Change in fair value attributable to instrument specific credit risk	—	—	(9)	6
Total comprehensive gain (loss)	(2,290)	(368)	(11,625)	(3,736)
Less comprehensive gain (loss) attributable to non-controlling interests	—	—	—	(15)
Comprehensive income (loss) attributable to Allarity A/S common stockholders	(2,290)	(368)	(11,625)	(3,721)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three and Nine months Ended September 30, 2021 and 2020
(Unaudited)
(U.S. dollars in thousands, except for share and per share data and where otherwise noted)

(Restated)

For the Three months ended	Common Shares		Additional Paid-in	Obligation to Issue	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Stockholders’	Non- Controlling Interest
March 31, 2020, June 30, 2020 and September 30, 2020	Number	Value $	Capital $	Shares $	Loss $	Deficit) $	Equity $	(net of OCI) $	Total $
Balance at December 31, 2019	2,426,722	243	51,304	—	(1,086)	(33,242)	17,219	2,816	20,035
Settlement of Financing Facility	186,600	19	2,485	—	—	—	2,504	—	2,504
Share issuance costs	—	—	(105)	—	—	—	(105)	—	(105)
Stock based compensation	—	—	188	—	—	—	188	—	188
Cumulative translation adjustment	—	—	—	—	(229)	—	(229)	—	(229)
Net loss for the period	—	—	—	—	—	(1,386)	(1,386)	(1)	(1,387)
Balance at March 31, 2020	2,613,322	261	53,873	—	(1,315)	(34,628)	18,191	2,815	21,006
Debt conversion	252,766	25	1,896	—	—	—	1,921	—	1,921
Acquisition of NCI	518,732	52	2,051	—	—	—	2,103	(2,103)	—
Share issuance costs	—	—	(79)	—	—	—	(79)	—	(79)
Stock based compensation	—	—	204	—	—	—	204	—	204
Cumulative translation adjustment	—	—	—	—	311	—	311	60	371
Fair value of instrument specific credit risk	—	—	—	—	6	—	6	—	6
Net loss for the period	—	—	—	—	—	(2,055)	(2,055)	(14)	(2,069)
Balance at June 30, 2020	3,384,820	338	57,945	—	(998)	(36,683)	20,603	758	21,361
Debt conversion	233,340	23	1,562	—	—	—	1,585	—	1,585
Acquisition of NCI	247,675	25	733	—	—	—	758	(758)	—
Share issuance costs	—	—	(75)	—	—	—	(75)	—	(75)
Stock based compensation	—	—	236	—	—	—	236	—	236
Cumulative translation adjustment	—	—	—	—	1,130	—	1,130	—	1,130
Net loss for the period	—	—	—	—	—	(1,498)	(1,498)	—	(1,498)
Balance at September 30, 2020	3,865,882	387	60,400	—	132	(38,181)	22,739	—	22,739

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three and Nine months Ended September 30, 2021 and 2020
(Unaudited)
(U.S. dollars in thousands, except for share and per share data and where otherwise noted)

(Restated)

For the Three Months Ended	Common Shares		Additional Paid-in	Obligation to Issue	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Stockholders’	Non- Controlling Interest
March 31, 2021 , June 30, 2021 and September 30, 2021	Number	Value $	Capital $	Shares $	Loss $	Deficit) $	Equity $	(net of OCI) $	Total $
Balance at December 31, 2020	4,252,021	425	62,483	—	1,375	(39,844)	24,439	—	24,439
Debt conversion	528,810	53	2,331	—	—	—	2,384	—	2,384
Stock based compensation	—	—	195	—	—	—	195	—	195
Cumulative translation adjustment	—	—	—	—	(542)	—	(542)	—	(542)
Fair value of instrument specific credit risk	—	—	—	—	(6)	—	(6)	—	(6)
Net loss for the period	—	—	—	—	—	(3,085)	(3,085)	—	(3,085)
Balance at March 31, 2021	4,780,830	478	65,009	—	827	(42,929)	23,385	—	23,385
Debt conversion	99,383	10	486	—	—	—	496	—	496
Units issued for cash	2,423,256	242	11,883	—	—	—	12,125	—	12,125
Fair value of investor warrants	—	—	(2,000)	—	—	—	(2,000)	—	(2,000)
Share issuance costs	—	—	(2,384)	2,384	—	—	—	—	—
Stock based compensation	—	—	433	—	—	—	433	—	433
Cumulative translation adjustment	—	—	—	—	(304)	—	(304)	—	(304)
Fair value of instrument specific credit risk	—	—	—	—	(3)	—	(3)	—	(3)
Net loss for the period	—	—	—	—	—	(5,396)	(5,396)	—	(5,396)
Balance at June 30, 2021	7,303,469	730	73,427	2,384	520	(48,325)	28,7345	—	28,735
Shares issued for cash on exercise of warrants	290,104	29	3,217	—	—	—	3,246	—	3,246
Units issued for share issuance costs	482,250	48	2,336	(2,384)	—	—	—	—	—
Share issuance costs	—	—	(608)		—	—	(608)	—	(608)
Stock based compensation	—	—	577	—	—	—	577	—	577
Cumulative translation adjustment	—	—	—	—	(939)	—	(939)	—	(939)
Net income (loss) for the period	—	—	—	—	—	(1,351)	(1,351)	—	(1,351)
Balance at September 30, 2021	8,075,824	808	78,948	—	(419)	(49,676)	29,661	—	29,661

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in thousands, except for share and per share data and where otherwise noted)

(Restated)

	Nine months ended September 30,
	2021 $	2020 $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(9,832)	(4,954)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain from the sale of IP	(1,000)	—
Depreciation and amortization	90	110
Stock based compensation	1,205	628
Non-cash lease expense	—	30
Non-cash interest	148	185
Non-cash finance expense	393	—
Loss (gain) on investment	317	(654)
Foreign currency loss (gain), net	71	(261)
Loss on extinguishment of convertible debt	141	—
Fair value adjustment of convertible debt	474	553
Fair value adjustment of derivative liabilities	(1,715)	(957)
Deferred income taxes	146	183
Changes in operating assets and liabilities:
Accounts receivable	—	95
Other current assets	(97)	623
Tax credit receivable	(589)	254
Prepaid expenses	49	(168)
Accounts payable	(1,377)	(396)
Accrued liabilities	1,107	7
Income taxes payable	—	(43)
Operating lease liability	(98)	(46)
Net cash used in operating activities	(10,567)	(4,812)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of IP	1,000	—
Net cash provided by investing activities	1,000	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank debt	(84)	110
Proceeds from share issuance	14,874	2,908
Share issuance costs	(620)	(156)
Proceeds from convertible loan	1,200	1,007
Loan proceeds	2,945	—
Repayment of loan (Note 9)	(2,934)	(536)
Net cash provided by financing activities	15,381	3,333
Net increase (decrease) in cash	5,814	(1,479)
Effect of exchange rate changes on cash	(528)	(15)
Cash and cash equivalents, beginning of period	298	1,524
Cash and cash equivalents, end of period	5,584	30
Supplemental information
Cash paid for income taxes	49	—
Cash paid for interest	471	78
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt to equity	2,825	2,499
Conversion of investor warrants	206	—
Conversion of debt to equity	55	—
Conversion of derivative liability to equity	483	1,412
Non-cash share issuance costs	2,384	103
Right-of-use asset modification	145	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business and Summary of Significant Accounting Policies

(a) Reorganization

Effective December 20, 2021, and in connection with the Plan of Reorganization and Asset Purchase Agreement which was amended and restated on September 23, 2021, between Allarity Therapeutics, Inc. a Delaware corporation (the “Company”), Allarity Acquisition Subsidiary Inc., the Company’s wholly owned Delaware subsidiary (“Acquisition Sub”), and Allarity Therapeutics A/S, an Aktieselskab organized under the laws of Denmark (“Allarity A/S”), the Company completed an Asset Purchase Agreement with Acquisition Sub and Allarity A/S pursuant to which Allarity A/S sold, and Acquisition Sub purchased, all of Allarity A/S’ assets and certain specified liabilities in connection with Allarity A/S’ business for an aggregate purchase price of 8,075,824 shares of the Company’s common stock plus the assumption of specified liabilities. Thereafter, Allarity A/S is in the process of being dissolved and liquidated in accordance with Part 14 of Danish Companies Act.

While Allarity Therapeutics, Inc. was the legal acquirer of Allarity Therapeutics A/S, for accounting purposes, the Merger is treated similarly to a reverse recapitalization, whereby Allarity Therapeutics A/S is deemed to be the accounting acquirer, and the historical financial statements of Allarity Therapeutics A/S became the historical financial statements of Allarity Therapeutics, Inc. upon the closing of the reorganization. Under this method of accounting, Allarity Therapeutics, Inc. was treated as the “acquired” company and Allarity Therapeutics A/S is treated as the acquirer for financial accounting purposes. Accordingly, for accounting purposes, the reorganization was treated as the equivalent of Allarity Therapeutics A/S issuing stock for the net assets of Allarity Therapeutics, Inc. accompanied by a recapitalization. Because the reorganization is a common control transaction the net assets and prior year financial statements were stated at historical cost, with no goodwill or other intangible assets recorded. In accordance with ASC 805, the legal capital of Allarity Therapeutics A/S has been retroactively adjusted to reflect the capital of the legal acquirer (accounting acquiree) Allarity Therapeutics, Inc.

(b) Principal Operations and Activities

The Company’s principal operations are located at Venlighedsvej 1, 2970 Horsholm, Denmark. The Company’s United States operations are located at 210 Broadway #201, Cambridge, MA 012139, United States of America.

The Company develops drugs for the personalized treatment of cancer using drug specific companion diagnostics (cDx) generated by its proprietary drug response predictor technology, DRP®. Additionally, the Company, through its Danish subsidiary, Allarity Denmark (previously Oncology Venture ApS), specializes in the research and development of anti-cancer drugs.

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

The Company has incurred significant losses and has an accumulated deficit of $49.7 million and $39.8 million as of September 30, 2021 and December 31, 2020 respectively. As of August 20, 2021, the issuance date of the financial statements for the year ended December 31, 2020, our cash which included the proceeds of our rights offering in June 2021 was insufficient to fund our current operating plan and planned capital expenditures for at least the next 12 months. As of May 16, 2022,  our cash is insufficient to fund our current operating plan and planned capital expenditures for the next 12 months. These conditions give rise to a substantial doubt over the Company’s ability to continue as a going concern.

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

The Company entered into a Securities Purchase Agreement with the holder of all of the Company’s Series A Preferred Stock (the “Investor”) that provides for a $20 million equity investment in the Company. Please refer to the subsequent event disclosures in note 19 for further information.

Although management continues to pursue its funding plans, there is no assurance that the Company will be successful in obtaining sufficient funding to fund continuing operations on terms acceptable to the Company, if at all. Further, at the date of this filing the above noted Investor $20 million equity investment cannot be asserted as probable and is subject to close of the transaction. Accordingly, based upon cash on hand at the issuance date of these financial statements the Company does not have sufficient funds to finance its operations for at least twelve months from the issuance date and therefore has concluded that substantial doubt exists about the Company’s ability to continue as a going concern.

(d) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The accompanying interim condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, and related interim information contained within the notes to the financial statements, are unaudited. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include all adjustments (including normal recurring adjustments) necessary for a fair statement of the financial statements. The condensed consolidated balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Form S-4 for the year ended December 31, 2020, filed on August 20, 2021, and as amended. The results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results expected for the full fiscal year or any interim period.

As a result of the recapitalization share exchange (also described in Note 1), to these financial statements, all outstanding shares, warrants, and options were exchanged on a 50:1 basis as of December 20, 2021, and accordingly, all share, warrant, option and per share disclosure in these financial statements has been retroactively adjusted to reflect the 50:1 reverse split unless otherwise stated.

(e) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Name	Country of Incorporation
Allarity Acquisition Subsidiary Inc.	United States
Allarity Therapeutics Europe ApS (formerly Oncology Venture Product Development ApS)	Denmark
Allarity Therapeutics Denmark ApS (formerly OV-SPV2 ApS)	Denmark
MPI Inc.	United States
Oncology Venture US Inc.	United States

All intercompany transactions and balances, including unrealized profits from intercompany sales, have been eliminated upon consolidation.

(f) Use of Estimates

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

(g) Computation of Earnings (Loss) per Share

The Company computes net (loss) income per share in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”) and related guidance, which requires two calculations of net (loss) income attributable to the Company’s shareholders per share to be disclosed: basic and diluted. Basic loss per share is derived by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, and convertible debt, which would result in the issuance of incremental shares of common stock unless such effect is anti-dilutive. In calculating the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remained the same for both calculations since when a net loss exists, dilutive shares are not included in the calculation.

(h) Conversion of foreign currencies

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

(i) Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners, including accumulated foreign currency translation, and changes in instrument specific credit risk. During the three months ended September 30, 2021, and 2020 the Company recorded accumulated foreign currency translation losses of ($939) and gains of $1,130 respectively. During the nine months ended September 30, 2021, and 2020 the Company recorded accumulated foreign currency translation losses of ($1,785) and gains of $1,212 and instrument specific credit risk losses of ($9) and gains of $6 respectively. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

(j) Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. At each reporting date, the Company evaluates whether a potential loss amount or a potential loss range is probable and reasonably estimable under the provisions of the authoritative guidelines that address accounting for contingencies. The Company expenses costs as incurred in relation to such legal proceedings as general and administrative expense within the consolidated statements of operations and comprehensive loss.

(k) JOBS Act accounting election

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

(l) Recently Issued Accounting Pronouncements

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

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU No. 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU No. 2020-06 is effective for public companies for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Company has early adopted this standard effective January 1, 2021 on a modified retrospective basis with no significant impact on its consolidated financial statements.

Not Yet Adopted

In May 2021, the FASB issued ASU No. 2021-04 — Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options — to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The framework applies to freestanding written call options, such as warrants, that were and remain equity classified by the issuer after the modification and are not in the scope of another Codification Topic. The framework applies regardless of whether the modification is through an amendment to the existing terms or issuance of a replacement warrant. The effect of the modification of the warrant is measured as the difference in its fair value immediately before and after the modification. The effect is recognized in the same manner as if cash had been paid as consideration. Additionally, other modifications may need to be accounted for as a cost to the issuing entity based on the substance of the transaction. The Update is effective prospectively for fiscal years beginning after December 15, 2021, including interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

2. Restatement of Previously Issued Financial Statements

(a) Restatement for Investor Warrants in September 30, 2021 Financial Statements

At the time of issuance of the TO3 Warrants on June 24, 2021, a Black-Scholes model was used, and a value of $5,151 was calculated using the following factors: share price SEK .92; exercise price SEK 1.70; historical and expected volatility 104.20%; option life 24 months, expected dividends 0%; and risk-free interest rate -.50% however certain market conditions were not considered.

After the issuance of the Company’s September 30, 2021, financial statements on November 23, 2021, management corrected its valuation method to incorporate Monte Carlo simulations under different market conditions, as scheduled below, resulting in a probability weighted value of the TO3 warrants of $2,000 and $2,100 at June 24, 2021 and June 30, 2021 respectively. And warrants exercised on September 13, 2021, were re-valued at $206 using a Black-Scholes model with the assumptions noted below.

	June 24, 2021	June 30, 2021	September 13, 2021
Exercise price	$10.05	$9.95	$9.86
Stock price	$5.50	$6.3	$10.61
Risk-free interest	(0.55)%	(0.56)%	(0.50)%
Expected dividend yield	(0)%	(0)%	(0)%
Contractual life (years)	1.81	1.79	0.04
Expected volatility	106.5%	98%	104%

The restatement relates to the accounting for the derivative liability, a correction to allocate $393 of offering costs from equity to finance expense, and a reduction in value of the exercised warrants from $483 to $206. Based upon the above, values attributed to the derivative liability, the change in value of the derivative liability, interest costs, and foreign exchange have been adjusted in the following tables for each of the periods presented below:

(b) Restatement of previously issued Unaudited Quarterly report for the period ended September 30, 2021 and September 30, 2020

The Company has restated its financial statements as of and for the three and nine month periods ended September 30, 2021 and September 30, 2020, to correct the following errors:

 a) The Company identified a convertible promissory note that was previously unrecorded. The Company assumed this promissory note as part of the 2018 acquisition of Oncology Venture Product Development ApS (the “2018 Merger”). This promissory note (the “Note”) should have been recorded at fair value at the date of acquisition and accreted over time to its face value. To correct this error, the Company has made adjustments before tax to: 1) record the cumulative impact of accrued interest, accretion of the discount and a reduction of the bargain purchase gain booked at the time of the acquisition on accumulated losses of $699, as an adjustment to the January 1, 2019 opening balance of accumulated losses on the statement of equity, 2) record an $88 adjustment to the January 1, 2020 opening balance of accumulated losses on the statement of equity to reflect accrued interest for the year ended December 31, 2019, 3) record the amortized cost of the Note of $954 and $856 as a non-current liability as of September 30, 2021 and 2020, respectively, and 4) record the interest and accretion for the three months ended September 30, 2021 and 2020 of $27 and $24, respectively; and by $74 and $69 for the nine months ended September 30, 2021 and 2020, respectively. The restatement tax effect of the Note is included in b) below.

b) The Company identified an error in the valuation allowance relating to its deferred tax assets as of September 30, 2021 and 2020, and the income tax provision for the periods ended September 30, 2021, and 2020. In determining the valuation allowance in the previously issued financial statements, the Company assumed a reversal time frame for its most significant deferred tax liability related to IPR&D that was inconsistent with the classification of the IPR&D as indefinite-lived intangible assets. Consequently, an additional valuation allowance of $1,876 and $1,806 is necessary as of September 30, 2021 and 2020, respectively. To correct this error, the Company made adjustments to 1) record the cumulative impact of $81 as of January 1, 2020 as an increase in accumulated losses; 2) increase the valuation allowance as of September 30, 2021 and 2020 by $1,876 and $1,806, respectively, and 3) reduce the tax benefit for the three months ended September 30, 2021 and 2020 by $163 and $602 respectively; and by $468 and $1,806 for the nine months ended September 30, 2021 and 2020 respectively.

c) The Company corrected certain classification matters related to the presentation of extinguishment of debt. In addition, the tax credit of $219 and $227 for the three months ended September 30, 2021 and 2020 respectively; and $656 and $681 for the nine months ended September 30, 2021 and 2020 respectively, was presented as a tax benefit in the income tax provision line. However, since it is not dependent on the generation of taxable income the presentation has been corrected to reflect the tax credit as a reduction of research and development expenses in the statement of operations.

i.	Balance sheets

Opening deficit as of January 1, 2020 was corrected as follows:

Total accumulated deficit, as previously reported at January 1, 2020	$(32,374)
Convertible promissory note and accrued interest, net	(787)
Deferred tax valuation allowance	(81)
Total accumulated deficit, as restated at January 1, 2020	$(33,242)

	Impact of correction of errors quarter ended
September 30, 2021	As previously reported	Adjustments	As restated

Total assets	$36,987	$—	$36,987
Convertible promissory note, net of unamortized discount	—	954	954
Deferred tax	128	2,153	2,281
Other	4,091	—	4,091
Total liabilities	4,219	3,107	7,326
Accumulated deficit	(43,418)	(6,258)	(49,676)
Additional paid-in capital	75,797	3,151	78,948
Others	389	—	389
Total stockholders’ equity	32,768	(3,096)	29,661
Total liabilities & stockholders’ equity	$36,987	$—	$36,987

ii.	Statements of operations

	Impact of correction of errors - quarter
Three months ended September 30, 2021	As previously reported	Adjustments	As restated
Operating expenses
Research and development	1,574	(219)	1,355
General and administrative	2,619	—	2,619
Proceeds from sale of IP	(1,000)	1,000	—
Loss from operations	$(3,193)	$(781)	$(3,974)
Other income (expenses)
Proceeds from sale of IP	—	1,000	1,000
Change in value of derivative liability	4,517	(2,732)	1,785
Interest expense	—	(27)	(27)
Foreign exchange	51	(42)	9
Others	(109)	—	(109)
Other income (expense)	4,459	(1,801)	2,658
Net (loss) income before income tax benefit (expense)	1,266	(2,582)	(1,316)
Income tax benefit (expense)	406	(441)	(35)
Net income (loss)	1,672	(3,023)	(1,351)
Net loss attributable to non-controlling interests	—	—	—
Net (loss) income attributable to Allarity common stockholders	$1,672	$(3,023)	$(1,351)
Basic Earnings (Loss) per Share	$0.22	$(0.39)	$(0.17)
Diluted Earnings (Loss) per Share	0.21	(0.39)	(0.17)
Weighted Average Shares Outstanding – Basic	7,753,051	7,753,051	7,753,051
Weighted Average Shares Outstanding – Diluted	7,944,021	7,753,051	7,753,051

	Impact of correction of errors - quarter
Three months ended September 30, 2020	As previously reported	Adjustments	As restated
Operating expenses
Research and development	1,012	(227)	785
General and administrative	953	—	953
Loss from operations	$(1,965)	$227	$(1,738)
Other income (expenses)
Interest expense	—	(24)	(24)
Others	314	—	314
Other income (expense)	314	(24)	(290)
Net loss before income tax	(1,651)	203	(1,448)
Income tax benefit (expense)	691	(741)	(50)
Net loss	(960)	(538)	(1,498)
Net loss attributable to non-controlling interests	—	—	—
Net (loss) attributable to Allarity common stockholders	$(960)	$(538)	$(1,498)
Basic and Diluted Earnings (Loss) per Share	$(0.26)	$(0.14)	$(0.40)
Weighted Average Shares Outstanding – Basic and Diluted	3,724,617	3,724,617	3,724,617

	Impact of correction of errors – year to date
Nine months ended September 30, 2021	As previously reported	Adjustments	As restated
Operating expenses
Research and development	5,329	(656)	4,674
General and administrative	6,140	—	6,140
Proceeds from sale of IP	(1,000)	1,000	—
Loss from operations	$(10,469)	$(345)	$(10,814)
Other income (expenses)
Gain from the sale of IP		1,000	1,000
Finance costs	—	(393)	(393)
Change in value of derivative liability	4,547	(2,832)	1,715
Loss on extinguishment of convertible debt	—	(141)	(141)
Change in fair value of convertible debt	(298)	(176)	(474)
Interest expense	(481)	243	(238)
Foreign exchange	(29)	(42)	(71)
Others	(317)	—	(317)
Other income (expense)	3,422	(2,341)	1,081
Net (loss) before income tax	(7,047)	(2,686)	(9,733)
Income tax benefit (expense)	1,061	(1,160)	(99)
Net loss	(5,986)	(3,845)	(9,831)
Net loss attributable to non-controlling interests	—	—	—
Net (loss) attributable to Allarity common stockholders	$(5,986)	$(3,845)	$(9,831)
Basic and Diluted (Loss) per Share	$(1.04)	$(0.66)	$(1.70)
Weighted Average Shares Outstanding - Basic and Diluted	5,779,681	5,779,681	5,779,681

	Impact of correction of errors – year to date
Nine months ended September 30, 2020	As previously reported	Adjustments	As restated
Operating expenses
Research and development	3,233	(681)	2,552
General and administrative	3,245	—	3,245
Loss from operations	$(6,478)	$681	$(5,797)
Other income (expense)
Interest expense	(115)	(70)	(185)
Others	1,176	—	1,176
Other income (expense)	$1,061	$(70)	$991
Net (loss) income before income tax benefit	(5,417)	611	(4,806)
Income tax benefit	1,520	(1,668)	(148)
Net loss	$(3,897)	$(1,057)	$(4,954)
Net loss attributable to non-controlling interests	(15)	—	(15)
Net loss attributable to Allarity common stockholders	$(3,882)	$(1,057)	$(4,939)
Basic and Diluted (Loss) per Share	$(1.29)	$(0.35)	$(1.64)
Weighted Average Shares Outstanding - Basic and Diluted	3,013,019	3,013,019	3,013,019

iii. Statement of Cash Flows

	Impact of correction of errors – nine months ended September 30, 2021
	As previously reported	Adjustments	As restated

Loss for the period	$(5,986)	$(3,846)	$(9,832)
Items not affecting cash:
Gain from the sale of IP	—	(1,000)	(1,000)
Non-cash interest	391	(243)	148
Deferred income taxes	(475)	621	146
Non-cash lease expense	87	(87)	—
Non-cash finance expense	—	393	393
Fair value adjustment of derivative liabilities	(4,547)	2,832	(1,715)
Foreign currency loss (gain)	29	42	71
Loss on extinguishment of convertible debt	—	141	141
Fair value adjustment of convertible debt	298	176	474
Others	1,612	—	1,612
Changes in operating assets and liabilities:
Operating lease liability	(243)	145	(98)
Others	(907)	—	(907)
Net cash used in operating activities	(9,741)	(826)	(10,567)
Cash provided by investing activities:
Proceeds from sale of IP	—	1,000	1,000
Net cash provided by investing activities	—	1,000	1,000
Net cash provided in financing activities	15,381	—	15,381
Net increase (decrease) in cash	5,640	—	5,814
Foreign exchange effect on cash	(354)	(174)	(528)
Cash beginning of period	298	—	298
Cash end of period	$5,584	$—	$5,584

	Impact of correction of errors – nine months ended September 30, 2020
	As previously reported	Adjustments	As restated

Loss for the period	$(3,897)	$(1,057)	$(4,954)
Items not affecting cash:
Non-cash interest	115	70	185
Deferred income taxes	(948)	1,131	183
Foreign currency loss (gain)	(118)	(144)	(262)
Others:	36	—	36
Net cash used in operating activities	(4,812)	—	(4,812)
Net cash provided in financing activities	3,333	—	3,333
Net increase (decrease) in cash	(1,479)		(1,479)
Foreign exchange effect on cash	(15)		(15)
Cash beginning of period	1,524	—	1,524
Cash end of period	$30	$—	$30

3. Other Current Assets

The Company’s other current assets are comprised of the following:

	September 30, 2021 $	December 31, 2020 $
Deposits	54	68
Grant receivable	—	50
Salary deposit	65	51
Value added tax (“VAT”) receivable	312	166
Other	1	—
Net other current assets	432	335

4. Prepaid Expenses

	September 30, 2021 $	December 31, 2020 $
Prepaid insurance	15	152
Other prepayments	110	22
	125	174

5. Investment

The Company owns 43,898 common shares in Lantern Pharma Inc. (Nasdaq: LTRN) (“Lantern” or “Lantern shares”) as a result of a prior license agreement made with Lantern Pharma in 2017. During June 2020 Lantern became publicly listed. As at September 30, 2021 the fair market value of the shares was $491. Accordingly, for the three months ended September 30, 2021 the Company has recognized a finance loss on the Lantern shares of $137 and a foreign exchange loss of $13 (2020: finance gain of $243 and foreign exchange gain of $28. For the nine months ended September 30, 2021, the Company has recognized a finance loss on the Lantern shares of $317 and a $37 foreign exchange loss (2020: finance gain of $654 and foreign exchange gain of $36.

6. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory equipment	338	364
Less: accumulated depreciation	(329)	(343)
	9	21

Depreciation expense for the three months ended September 30, 2021, and 2020 was $22 and $38 respectively; and for the nine months ended September 30, 2021 and 2020 was $90 and $110 and respectively.

7. Intangible assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

	As of September 30, 2021				As of December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
IPR&D Assets	$38,876	$(10,132)	$28,744	$38,880	$(8,403)	$30,477
Acquired patents	99	(99)	—	78	(65)	14
Total intangible assets	$38,975	$(10,231)	$28,744	$38,958	$(8,403)	$30,491

The Company’s IPR&D assets have been classified as indefinite-lived intangible assets. Individually material development projects in progress are as follows:

	September 30, 2021 $	December 31, 2020 $
Stenoparib	25,957	27,522
Dovitinib	2,787	2,955
	28,744	30,477

Sale of Irofulven

On July 23, 2021, the Company and Lantern entered into an exclusive agreement under which Lantern will reacquire global rights to Irofulven (“LP-100”) and assume full authority to manage and guide future clinical development and commercialization. The Company received an upfront payment of $1,000 from Lantern. The agreement voids all prior obligations from the original 2015 in-license agreement and provides for additional development and regulatory milestone fees, and tiered royalties on future sales of Irofulven.

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

8. Accrued liabilities

The Company’s accrued liabilities are comprised of the following:

	September 30, 2021 $	December 31, 2020 $
Development cost liability	1,123	1,191
Accrued audit and legal	411	84
Share capital cost accrual	557	—
Payroll accruals	337	316
Accrued Board member fees	100	119
Accrued liabilities	419	130
	2,947	1,840

9. Line of credit

Effective July 1, 2016 the Company established a line of credit with Nordea Bank in the amount of $84 bearing interest at 8.75%. The Company’s assets, up to an amount of $84 have been provided as security against the line of credit. As at September 30, 2021 the Company’s bank debt was zero (December 31, 2020 – $84).

10. Loan

2021 Loan

Effective March 22, 2021 the Company received a loan of up to $2.900 (SEK 25 million), net of a 3% loan origination fee of $87 (SEK 750 thousand), bearing interest at 3% per month, and due on June 23, 2021. In exchange for the loan, the Company committed to complete a rights offering and issue common shares.

The rights offering was completed before June 23, 2021 as described in these financial statements. As of June 23, 2021, the loan balance of $2,817 and interest of $284 were paid to the lender. The rights offering was completed before June 23, 2021, as described in these financial statements. As of June 23, 2021, the loan balance of $2,934 and interest of $282 were paid to the lender.

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

11. Convertible promissory note, net

On April 12, 2022, Allarity Therapeutics Denmark ApS (“Allarity Denmark,” or “OV-SPV2”), a subsidiary of Allarity Therapeutics Europe ApS (“Allarity Europe”), which is a wholly-owned subsidiary of Allarity Therapeutics, Inc., re-issued a Convertible Promissory Note (the “Promissory Note”) to Novartis Pharma AG, a company organized under the laws of Switzerland (“Novartis,” and together with Allarity Europe, the “License Parties”) in the principal amount of $1,000. The Promissory Note was re-issued pursuant to the First Amendment to License Agreement, with an effective date of March 30, 2022 (the “First Amendment”), entered into by and between the License Parties, which amended the License Agreement dated April 6, 2018 (the “Original Agreement”) previously entered into by the License Parties relating to the Compound (as defined in the Original Agreement). The First Amendment amends and restates Section 11.7 of the Original Agreement to add the revised Note to the list of enforceable claims in the second paragraph of Section 11.7 making the revised Note enforceable under New York law as a legal obligation of Allarity Denmark (f/k/a OV-SPV2 ApS). All other provisions of the Original Agreement and Promissory Note were unchanged and remain in full force and effect.

Prior to the 2018 Merger, on April 6, 2018 (“Effective Date”), Allarity Europe and Novartis entered a license agreement whereby Novartis granted to Allarity Europe (a) an exclusive, royalty-bearing, sublicensable, assignable license under the Licensed Data (as defined in the License Agreement) and Product-Specific Patents (as defined in the License Agreement) and (b) a non-exclusive, royalty-bearing, sublicensable, assignable license under the Platform Patents (as defined in the License Agreement), in the case of (a) and (b) solely to develop and otherwise commercialize the Licensed Product (as defined in the License Agreement) in any and all field related to therapeutic and/or diagnostic uses related to cancer in humans worldwide and to manufacture the compound TKI258 (a.k.a. Dovitinib) for use in a Licensed Product as of the Effective Date.

In consideration of the licenses and rights granted, Allarity Europe paid Novartis a one-time, non-refundable, non-creditable upfront payment consisting of $1,000 (“Upfront Payment”) and issued to Novartis a Promissory Note with an initial principal balance equal to $1,000, which Allarity Europe caused its affiliate, OV-SPV2, to issue to Novartis. In accordance with the terms of the Promissory Note, all payments shall be applied first to accrued interest, and thereafter to principal. The outstanding principal amount of the Note, plus any accrued interest thereon, shall be due and payable on the earlier to occur of: (i) the seventh (7th) anniversary of April 6, 2018; and (ii) an event of default (the “Maturity Date”).

The Promissory Note pays simple interest on the outstanding principal amount from the date until payment in full, which interest shall be payable at the rate of five percent (5%) per annum. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The entire outstanding principal balance of the Promissory Note and all accrued interest shall be fully due and payable on the Maturity Date. The Promissory Note is convertible upon an initial public offering (“IPO”) of OV-SPV2 and allows Novartis a one-time right to exchange the Convertible Promissory Note for such number of equity securities of OV-SPV2 equal to three percent (3%) of OV-SPV2’ outstanding equity securities, calculated on a fully diluted as-converted to common stock basis, held by all holders of equity securities of OV-SPV2 immediately prior to the closing of the IPO.

As the Promissory Note was assumed in connection with the 2018 Merger, the Company recognized the Promissory Note and related accrued interest at its fair value. The Company utilized a third-party valuation specialist to estimate the fair value of the Promissory Note and related accrued interest. Based on the specialist’s valuation, the Company recognized the Promissory Note and related accrued interest at its estimated fair value, based upon an equivalent market interest rate of 12.875%, of approximately $645 on the issuance date in August 2018. The amortization rate of 11.75% resulted in an amortized value of $787 at December 31, 2019 and we recognized interest expense of $24 and $23 in the three months ended September 30, 2021 and 2020 respectively and $74 and $69 in the nine months ended September 30, 2021 and 2020 respectively. The Company will not measure the Note at fair value in subsequent reporting periods.

 The Company evaluated the Promissory Note under ASC 480 and the identified embedded features to determine if bifurcation is required pursuant to ASC 815-15-25-1. The Promissory Note is considered to be a freestanding instrument that is convertible into shares of the OV-SPV2 ApS’ common (or preferred, as the case may be) equity. The Promissory Note was not issued in conjunction with any other instrument meaning that the Promissory Note meets the definition of a freestanding instrument. Since the conversion feature meets the definition of a derivative it was evaluated for bifurcation and management determined the conversion feature does not require bifurcation at this time. The Company will continue to monitor for changes in specific facts and circumstances which may impact the conclusions reached herein.

During the three and nine month period ended September 30, 2021, the Company recorded $24 and $74 respectively to interest expense and increased the convertible promissory note liability by the same amount. The roll forward of the Promissory Notes as of September 30, 2021, and December 31, 2020, is as follows:

	September 30, 2021 $	December 31, 2020 (Restated) $
Convertible promissory note	1,000	1,000
Less debt discount, opening	(263)	(306)
Plus, accretion of debt, discount, interest expense	36	43
Convertible promissory note, net of discount	773	737
Interest accretion, opening	143	92
Interest accretion, expense	38	51
Ending balance	954	880

12. Convertible debt

On March 31, 2020 the Company entered into an agreement to issue up to $10,100 (SEK 100,000) (the “Commitment”) to be funded in tranches (“Tranches”) of ten non-interest-bearing notes (“Notes”) convertible into new shares of the Company, each with a value of $1,010 (SEK 10,000); 95% of each Tranche is received in cash, net of a 5% fee, and the conversion price of the Notes is 95% of the lowest closing volume weighted average price as reported by Bloomberg (“VWAP”).

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

We determined the fair value of the Notes using a discounted cash flow valuation technique with a weighted average cost of capital of 15%. The Company estimates the change in fair value attributable to the instrument specific credit risk of the Notes at 1% under the fair value option and accordingly has recognized a loss of $Nil and $9 in other comprehensive income during the three and nine-month periods ended September 30, 2021 (2020: $Nil).

The roll forward of the Notes as of September 30, 2021, and December 31, 2020 is as follows:

	September 30, 2021 $	December 31, 2020 (Restated) $
Opening fair value	1,327	—
Convertible debt issued in the period	1,024	3,416
Change in fair value (loss) reported in statement operations	474	573
Conversion of notes to common shares	(2,825)	(2,662)
Ending fair value balance	—	1,327

An effective interest rate determines the fair value of the Notes. The notes are unlisted and therefore, they are categorized as Level 3 in accordance with ASC 820, “Fair Value Measurements and Disclosures.” The notes were fully converted to shares during the period ended June 30, 2021. The estimated fair value of the net carrying amount of liability component of the Notes as of September 30, 2021, and December 31, 2020, was $Nil and $1,327 respectively.

12. Derivative Liabilities

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

In connection with subscriptions of Offer Units in the rights issue carried out April/May 2019, 403,324 investor warrants (“TO1 warrants”) have been granted to investors. All Warrants were vested as per the grant date. A warrant gives the right, during a fixed period to subscribe for one common share in the Company at $45. All TO1 warrants expired unexercised in the period ended December 31, 2020.

In connection with subscriptions of Offer Units in the rights issue carried out October — December 2019, 1,006,822 investor warrants (“TO2 warrants”) have been granted to investors. All Warrants were vested as per the grant date. A warrant gives the right, during a fixed period to subscribe for one common share in the Company at $34.5. The final exercise period for the warrants of series TO 2 took place from September 1 up to and including September 15, 2021. Any TO 2 warrants unexercised after September 13, 2021, expired without compensation or payment of any kind to the warrant holders. During the three-month period ended September 30, 2021, a total of 8,820 warrants of series TO 2 were exercised for subscription of 176 shares for total proceeds of $6.

In connection with subscriptions of Offer Units in the rights issue carried out in June 2021, 2,417,824 investor warrants (“TO3 warrants”) were granted to investors and 482,250 TO3 warrants were granted to underwriters. All Warrants were vested as of the grant date. In accordance with the terms of the Company’s outstanding TO3 Warrants, on August 26, 2021, the Company’s Board of Directors set an extraordinary and final exercise period for the Company’s TO3 Warrants, starting on August 30, 2021, and ending on September 13, 2021. Any TO3 warrants unexercised after September 13, 2021, expired without compensation or payment of any kind to the warrant holders. During the period ended September 30, 2021, 274,386 warrants of series TO3 were exercised for total proceeds of $2,679 and the balance expired unexercised on September 13, 2021.

The table below summarizes the number of investor warrants that were outstanding, their weighted average exercise price (“WAEP”) as at September 30, 2021 and December 31, 2020, as well as the movements during the respective periods:

	Nine months ended September 30, 2021		Year ended December 31, 2020
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding, opening	1,086,759	$36.0	1,410,146	$35.0
Granted	2,900,074	$10.0	79,937	$18.0
Exercised	(274,562)	$10.0	—	—
Expired	(3,632,334)	$17.0	(403,324)	$41.0
Outstanding, ending	79,937	$18.0	1,086,759	$36.0
Exercisable, ending	79,937	$18.0	1,086,759	$36.0

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

On June 3, 2019, the Company settled one of the five tranches and in February 2020 the balance of the committed tranches were settled by receipt of $1 million (SEK 10,5 million) from the investor in cash, in exchange for a subscription of 186,600 common shares in the Company (Settlement Shares) valued at $2,500 and the issuance of 79,937 investor warrants at an exercise price of $18 each (Settlement Warrants) valued at $0.6 million as of the February 23, 2020 grant date. All Settlement Warrants immediately vested on the grant date, were exercisable at $20 per common share and expired unexercised as of December 12, 2021.

As at September 30, 2021, the weighted average contractual life of all of the investor warrants described in this Note 12 (a) and (b) is 1.40 years. The weighted average exercise price for the warrants as at the end of September 30, 2021, is $19 each.

(c) Valuation of Derivative Liabilities (Restated)

The derivative liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following tables:

			T01 Warrants	T02 Warrants		T03 Warrants
	Financing Facility*		Warrants issued May 2019	Warrants issued December 2019		Warrants issued June 2021
	September 30, 2021 $	December 31, 2020 $	December 31, 2020 $	September 30, 2021 $	December 31, 2020 $	September 30, 2021 $
Balance beginning	102	2,138	14	47	1,641	—
Issued during the period	—	—	—	—	—	2,000
Change in fair value	124	(524)	(14)	(45)	(1,594)	(1,794)
Amount transferred to Equity	—	(1,412)	—	—	—	(206)
Translation effect	(8)	(100)	—	(2)	—	—
Balance – end of period	218	102	—	—	47	—
Fair value per warrant issuable at period end	0.03	0.026	—	—	0.001	—

The fair value of the Company’s derivative warrant liabilities were estimated using the Black-Scholes option pricing model and based on the following assumptions:

	Warrants issued February 2020
	Settlement Warrants for the termination of Financing Facility
	September 30, 2021	December 31, 2020
Exercise price	$19.0 – (SEK 165)	$20.0 – (SEK 165)
Share price	$10.0 – (SEK 85)	$5.0 – (SEK 40)
Risk-free interest	(0.52)%	(0.41)%
Expected dividend yield	(0)%	(0)%
Contractual life (years)	1.40	2.17
Expected volatility	104.20%	106.50%

The Company measured its derivative warrant liabilities on a recurring basis using level 3 inputs (see Note 17).

13. Stockholders’ Equity

i.	Capital structure

As a result of the recapitalization share exchange described in Note 1 to these financial statements, all outstanding shares, warrants and options were exchanged on a 50:1 basis as of December 20, 2021, and accordingly, all share, warrant, option and per share disclosure in these financial statements has been retroactively adjusted to reflect the 50:1 reverse split unless otherwise stated.

Our authorized capital stock consists of 30,000,000 shares of common stock, par value $0.0001 per share, and 500,000 shares of preferred stock, par value $0.0001 per share, of which 20,000 shares of preferred stock, has been designated Series A Convertible Preferred Stock.

Our Certificate of Incorporation authorizes our board of directors to establish one or more series of preferred stock (including convertible preferred stock). Our board of directors may determine, with respect to any series of preferred stock, the powers including preferences and relative participations, optional or other special rights, and the qualifications, limitations, or restrictions thereof, of that series.

ii.	Share Issuances

On September 30, 2021 the share capital consists of 8,075,824 common shares of par value $0.0001 each (December 31, 2020: 4,252,021 shares of par value $0.0001 each)). The shares are fully paid in. The shares are not divided into classes, and no shares enjoy special rights.

During the three months ended September 30, 2021 the Company issued:

i.	290,104 common shares valued at $3,232 upon the exercise of common stock purchase warrants; and

ii.	Units consisting of 482,250 common shares and 482,250 common share purchase warrants valued at $2,384 upon the issuance of Units on July 14, 2021 to the financial advisors of the May 14, 2021 rights issue. The attached warrants are exercisable for $10 each with an original expiration date of April 15, 2023, subsequently amended to September 13, 2021 (Note 11(a)).

During the nine months ended September 30, 2021 the Company issued:

iii.	295,537 common shares valued at $3,232 upon the exercise of common stock purchase warrants;

iv.	Units consisting of 2,417,823 common shares and 2,417,823 common share purchase warrants for $5 per unit; valued at $12,125 in exchange for $12,125 in cash, and 482,250 common shares and 482,250 common share purchase warrants valued at $2,384 in consideration for services. The attached warrants are exercisable for $10 each with an original expiration date of September 13, 2023, subsequently amended to September 13, 2021 (Note 11(a)); and

v.	628,192 common shares valued at $2,880 upon conversion of debt.

During the three months ended September 30, 2020 the Company issued:

vi.	233,387 common shares valued at $1,585 on conversion of debt; and

vii.	247,675 common shares valued at $758 in exchange for 16.09% of the NCI in OV US Inc.

During the nine months ended September 30, 2020 the Company issued:

viii.	186,600 common shares and 79,937 warrants in exchange for $1,092 in cash in settlement of the Financing Facility dated February 23, 2020; the fair value of the common shares of $2,504 was recorded in equity and the $625 fair value of the warrants was recorded as a derivative liability which was adjusted to market at the end of every period and as at September 30, 2021 the fair value of the warrants is $218;

ix.	486,152 common shares valued at $3,506 on conversion of debt;

x.	518,732 common shares valued at $2,103 in exchange for 37% of the NCI in OV SPV2 ApS; and

xi.	247,675 common shares valued at $758 in exchange for 16.09% of the NCI in OV US Inc.

14. Share-based payments

Share based payments in the legal form of warrants have been granted to members of the executive management, members of the board of directors, employees, and external consultants.

All share-based payment warrant plans

During the three months ended September 30, 2021, the total expenses recorded in profit or loss were $577 (2020: $237) and are recognized as general and administrative expenses. During the nine months ended September 30, 2021, expenses of $1,205 (2020: $629) are recognized as general and administrative expenses. Total compensation cost of $119 for non-vested warrants as at September 30, 2021 will be recognized through October 31, 2023.

The table below summarizes the number of options that were outstanding, their weighted average exercise price (“WAEP”) as at September 30, 2021 and December 31, 2020, as well as the movements during the periods.

	September 30, 2021		December 31, 2020
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Opening balance	215,119	$10.0	174,345	$9.0
Granted	—	—	67,791	$11.0
Exercised	(20,976)	3.0	—	—
Forfeited	(40,605)	3.0	(27,016)	$13.0
Ending balance outstanding	153,538	$12.1	215,119	$10.0
Ending balance, exercisable	93,149	$11.7	120,163	$9.0

No warrants were granted in the nine-month period ended September 30, 2021. The weighted average remaining contractual life for the warrants outstanding as at September 30, 2021 was 7.75 years (December 31, 2020: 9.3 years).

15. Segments

The Company is domiciled in the United States of America and its operations are in Denmark and operates as one operating segment. Our Chief Executive Officer (CEO), as the chief operating decision-maker, manages and allocates resources to the operations of our Company on a total Company basis. Managing and allocating resources on a total company basis enables our CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with our long-term company-wide strategic goals. Consistent with this decision-making process, our CEO uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources, and setting incentive targets. The Company has neither revenues from external customers outside Denmark, nor long-term assets in geographical areas other than Denmark.

16. Basic and diluted net loss per share

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

	Three month period ended September 30,		Nine month period ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) attributable to common shareholders	$(1,351)	$(1,498)	(9,831)	(4,954)
Denominator:
Weighted average common shares outstanding – basic and diluted	7,753,051	3,724,617	5,779,681	3,013,019
Net income (loss) per share attributable to common shareholders – basic and diluted	$(0.17)	$(0.40)	$(1.70)	$(1.64)

In the three-month period ended September 30, 2021 the Company’s diluted weighted shares outstanding includes outstanding warrants however the basic and diluted income per share amounts were the same. In the three-month period ended September 30, 2020 and the nine month periods ended September 30, 2021 and 2020, the Company’s unvested restricted shares and restricted share units have been excluded from the computation of basic net loss per share attributable to common shareholders.

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

	Three month period ended September 30,		Nine month period ended September 30,
	2021	2020	2021	2020
Warrants	190,970	174,345	215,119	174,345

17. Financial Instruments

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

The following method was used to estimate the fair values of our financial instruments:

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. Accordingly, our investment is considered a Level 1 financial asset. We have no financial assets or liabilities measured using Level 2 inputs. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using terms in the notes that are subject to volatility and market price of the underlying common stock of the Company.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the date the actual event or change in circumstances that caused the transfer occurs. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers between level 1 or level 2 during the nine months ended September 30, 2021, and the year ended December 31, 2020.

18. Commitments and Contingencies

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

On November 10, 2020, the Company entered into a cost sharing agreement with Smerud for the development of Ixempra whereby Smerud will be entitled to 7.5% royalties on future revenue in exchange for funding half of the development costs. As of December 31, 2021, Smerud has performed work valued at $155 and is entitled to a very low amount of future royalties which is not probable or estimable as of the date of these financial statements.

b)	License Agreement with 2-BBB Medicines B.V. for 2X-111

On March 27, 2017, we in-licensed the exclusive worldwide rights to the central nervous system (“CNS”) and/or cerebrocardiovascular drug application, including the (preventive) treatment of peripheral effects of agents causing CNS disease or symptoms, including cancer, for 2X-111 from 2-BBB Medicines B.V. (“2-BBB”) pursuant to a license agreement. Upon execution of the agreement, we paid 2-BBB a one-time, non-refundable, non-creditable payment of $500,000. Pursuant to the agreement, we are solely responsible for the development of 2X-111 during the term of the agreement.

c)	License Agreement with Eisai for Stenoparib

During the period ended September 30, 2021, the terms of our agreement with Eisai have been revised to provide Eisai the right to terminate the agreement if we do not complete a Phase 2 clinical trial before December 31, 2022, unless we elect to pay a very low seven digit extension payment.

19. Subsequent Events

For its interim consolidated financial statements as of September 30, 2021, and for the nine months then ended, the Company evaluated subsequent events through the date on which those financial statements were issued.

(a)	Subsequent events as of November 23, 2021, as reported at the initial filing date of September 30, 2021 10-Q

i. Plan of Reorganization and US Nasdaq Listing

On April 6, 2021, the Company incorporated Allarity Therapeutics, Inc., a Delaware corporation, (“Allarity Delaware”) as a direct wholly owned subsidiary of the Company for the sole purpose of entering into a Plan of Reorganization and Asset Purchase Agreement with Allarity Delaware in order to reorganize the Company as a holding company listed on the US Nasdaq Stock Market and complete a 50 to 1 share reverse split, resulting in an immediate decrease in the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net income per share. The reorganization is a common control transaction and there will be no change in control over the assets of the ultimate parent. Consequently, Allarity Delaware will record all assets and liabilities acquired from Allarity Therapeutics A/S at historical cost. The recapitalization share exchange is conditioned upon the approval of the Company’s shareholders and an effective registration statement filed with the US Securities and Exchange Commission. Our Form S-4 registration statement was effective on November 5, 2021; and the recapitalization was approved by our shareholders at our Extraordinary General Meeting held on November 22, 2021. Approximately 8,075,824 shares of Delaware common stock were issued in the recapitalization share exchange to the Company’s shareholders.

ii. PIPE Investment

On May 20, 2021, the Company entered into an Investment Agreement (the “Investment Agreement”) with the Investor whereby the Company agreed to issue and sell the Investor 20,000 shares of Allarity Delaware Series A Convertible Preferred Stock (the “Preferred Stock”) and common stock purchase warrants (the “Warrants”) for an additional $20 million (the “PIPE Investment”). The PIPE Investment is conditioned upon, and will occur simultaneously with, the consummation of the Recapitalization Share Exchange and the approval of Allarity Delaware’s application to list its common stock on the US Nasdaq Stock Market.

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

Lastly, if the average daily US dollar volume of share of Allarity Delaware common stock traded on the US Nasdaq Stock Market falls below $2.5 million, then holders of the convertible preferred stock will be entitled to a one-time special dividend of 8% of the stated value of the preferred stock ($1.6 million) payable in shares of common stock upon conversion of the convertible preferred stock. The Company is in the process of assessing the accounting treatment of the special dividend.

(b)	Subsequent events as of May 16, 2022, as reported on the re-filing date of the restated September 30, 2021 10-Q

i.	Oncoheroes

Effective January 2, 2022, the Company entered into an Exclusive License Agreement with Oncoheroes Biosciences Inc. (the “Oncoheroes Agreement”) to grant Oncoheroes an exclusive royalty-bearing global license to both dovitinib and stenoparib in pediatric cancers. Oncoheroes will take responsibility for pediatric cancer clinical development activities for both clinical-stage therapeutics. Allarity will support Oncoheroes’ pediatric clinical trials by providing clinical-grade drug inventory at cost and by facilitating DRP® companion diagnostic screening of pediatric patients for each drug. Under the licenses, Oncoheroes will receive commercialization rights for pediatric cancers, subject to the Company’s first buy-back option for each program, and the Company will receive an upfront license fee and regulatory milestones for each program, specifically one for dovitinib and one for stenoparib, as follows:

i.	a one-time upfront payment of $250 and $100 for stenoparib and dovitinib respectively, within 5 business days after January 2, 2022 ($350 received as of April 4, 2022); and

ii.	two milestone payments of $1,000 each due and payable upon receipt of regulatory approval of a product in the United States, and of a product in Europe, respectively.

Pursuant to the Oncoheroes Agreement Allarity is also entitled to tiered royalties on aggregate net product sales (“Sales”) of between 7% and 12% on net sales of products as follows: 7% on Sales less than $100 million; 10% on Sales of greater than $100 million and less than $200 million; and 12% on Sales greater than $200 million.

ii.	Lantern Pharma, Inc. – Irofulven Agreement

On July 23, 2021, we entered into an Asset Purchase Agreement with Lantern Pharma, Inc. relating to our inventory of Irofulven active pharmaceutical ingredients, our clinical research data relating to Irofulven developed by us during the drug development program under the May 2015 Drug License and Development Agreement for Irofulven and terminated our obligation to further advance the development of Irofulven under the May 2015 agreement. Under the Asset Purchase Agreement, Lantern Pharma agreed to pay us $1 million on closing of the transaction, and additional amounts

(i)	when the inventory of Irofulven API is recertified with a longer shelf life,

(ii)	upon the initiation of treatment of the first patient in an investigator-led “compassionate use” ERCC2/3 mutation subgroup study using Irofulven in certain agreed upon investigators; and

(iii)	upon the initiation of treatment of the second patient within an agreed upon time period after the closing of the transaction in any human clinical trial of Irofulven initiated by Lantern Pharma.

In addition to the sale of our inventory of Irofulven API and Data to Lantern Pharma, we also granted Lantern Pharma a non-exclusive, worldwide license to use our putative Irofulven DRP® companion diagnostic to advance the development and commercialization of Irofulven and other Illudins (sesquiterpenes with anti-tumor properties produced by some mushrooms). We have also agreed not to engage in any drug development program for Illudins or any of its analogues or any use thereof for a period of five (5) years.

Effective March 18, 2022, pursuant to clause (i) the inventory was recertified with a longer shelf life and as of March 31, 2022, we received $459.

iii.	Series A Preferred Stock Conversions

Between December 21, 2022, and March 31, 2022, 2,173 Series A Preferred shares (gross value of $2,319) were converted into 766,466 shares of our common stock and accordingly the balance of outstanding Series A Preferred shares was reduced to 17,827 at March 31, 2022. The latest three conversions in March 2022 were completed at less than the agreed floor price and accordingly, we recorded a liability of $134.

iv.	Series A Preferred Stock Triggering Event

As more specifically discussed below, a “Triggering Event” under the COD occurred on April 29, 2022, under Section 5(a)(ii) of the COD, which would have resulted in the following unless 3i, LP agreed to forebear and/or waive its rights under the COD:

1. An 18% per annum dividend will start to accrue on the stated value of all outstanding Preferred Shares and will continue to accrue until the Triggering Event has been cured. The accrued dividend is added to the stated value prior to the Dividend Payment Date, and paid in cash on the first trading day of the Company’s next fiscal quarter. A “Late Charge” in the amount of 18% per annum will accrue on any amounts due to be paid to holders of the Preferred Shares if not paid when due, including payments that may be owed under Section 2(e) of the Registration Rights Agreement (“RRA”).

2. A “Triggering Event Redemption Right” will commence and remain open for a period of 20 trading days from the later of the date the Triggering Event is cured or the receipt by the Investor of the Triggering Event Notice. Under the Triggering Event Redemption Right, if elected by the holder of the Preferred Shares, the Company would be obligated to redeem all or a portion of the Preferred Shares for a minimum of 125% of the stated value of the Preferred Shares. Concurrently, under the provisions of the PIPE Warrant, if elected by 3i, the Company would be obligated to redeem the PIPE Warrant for the Black Sholes Triggering Event Value as defined in the warrant agreement.

3. A “Registration Delay Payment” will accrue on April 22, 2022 (the expiration of the Allowable Grace Period under the RRA) in the amount of 2% of the Investor’s “Purchase Price” as defined in the Securities Purchase Agreement which is approximately 2% of $20 million, or $400 and will continue to accrue at 2% every 30 days thereafter. Additionally, a late charge of 2% per month will accrue on any payments that are not paid when due. The Registration Delay Payments will stop accruing when the post-effective amendment is declared effective by the SEC at which time the registration statement and its prospectus will again be available for the resale of common stock.

On May 4, 2022, the Company and the Investor entered into a Forbearance Agreement and Waiver, dated April 27, 2022, wherein the Investor confirmed that no Triggering Event as defined under the COD has occurred prior to April 27, 2022, that a Triggering Event under Section 5(a)(ii) will and has occurred on April 29, 2022, and that in consideration for the Registration Delay Payments the Company is obligated to pay under the RRA, and additional amounts the Company is obligated to pay under the COD and the Investor’s legal fees incurred in the preparation of the Forbearance Agreement and Waiver in the aggregate of $538,823.00 paid upon execution of the Forbearance Agreement and Waiver, and so long as the Company pays the Registration Delay Payments that become due and payable under the RRA after the execution of the Forbearance Agreement and Waiver, the Investor has agreed to forbear exercising any rights or remedies that it may have under the COD that arises as a result of a Triggering Event under Section 5(a)(ii) of the COD and Section 4(c)(ii) of the PIPE Warrant until the earlier to occur of (i) the date immediately prior to the date of occurrence of a Bankruptcy Triggering Event, (ii) the date of occurrence of any other Triggering Event under Section 5(a) of the COD (excluding any Triggering Event arising solely as a result of Section 5(a)(ii) of the COD and Section 4(c)(ii) of the PIPE Warrant), (iii) the time of any breach by the Company under the Forbearance Agreement and Waiver, (iv) the Resale Availability Date as defined therein and (v) June 4, 2022 (such period, the “Forbearance Period”). Provided that the Company is not in breach of its obligations under Forbearance Agreement and Waiver, effective as of the Trading Day immediately following the date the Company cures the Triggering Event under Section 5(a)(ii) of the COD, the Investor agrees to waive any rights or remedies that it may have under the COD that arises as a result of a Triggering Event under Section 5(a) of the COD and Section 4(c)(ii) of the PIPE Warrant that may have arisen prior to the date of the Forbearance Agreement and Waiver.

v.	Impairment of Intangible Assets

At the end of March 31, 2022, the Company’s share price has declined significantly, resulting in a market valuation well below the carrying value of the Company’s intangible assets. Consequently, the Company will be testing its intangible assets for impairment as of the end of March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from the plans, intentions, expectations and other forward-looking statements included in the discussion below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those factors discussed in the Risk Factors section of our information statement/prospectus which is part of our Form S-4 filed with the SEC on August 20, 2021, and which became effective on November 5, 2021.

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

Financial Operations Overview

Since our inception in September of 2004, we have focused substantially all our resources on conducting research and development activities, including drug discovery and preclinical studies, establishing, and maintaining our intellectual property portfolio, the manufacturing of clinical and research material, hiring personnel, raising capital and providing general and administrative support for these operations. In recent years, we have recorded very limited revenue from collaboration activities, or any other sources. We have funded our operations to date primarily from convertible notes and the issuance and sale of our ordinary shares.

We have incurred net losses in each year since inception. Our net losses were $9.8 million and $5.0 million for the nine months ended September 30, 2021, and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $49.7 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Summary Results of Operations for the Three and Nine Months Ended September 30, 2021 and September 30, 2020 (unaudited)

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the three months ended September 30,		Increase/	For the nine months ended September 30,		Increase/
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(In thousands)			(In thousands)
Operating costs and expenses:
Research and development	1,355	785	570	4,674	2,552	2,122
General and administrative	2,619	953	1,666	6,140	3,245	2,895
Total operating costs and expenses	3,974	1,738	2,236	10,814	5,797	5,017
Loss from operations:	$3,974	$1,738	$2,236	$10,814	$5,797	$5,017

Research and Development Expenses

We currently do not track our research and development costs by product candidate. A breakdown by nature of type of expense for the three and nine month periods ended September 30, 2021 and September 30, 2020 is provided below.

	For the three months ended September 30,		Increase/	For the nine months ended September 30,		Increase/
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(In thousands)			(In thousands)
Research study expenses	$528	382	$146	$1,725	$1,630	$95
Recovery of R&D costs	—	(8)	8	—	(23)	23
Tax credit	(219)	(227)	8	(656)	(681)	26
Manufacturing & supplies	95	1	94	888	55	833
Contractors	555	235	320	1,634	542	1,092
Patents	177	162	15	244	228	16
Staffing	189	192	(3)	685	657	28
Amortization	21	37	(16)	89	109	(20)
Other	9	11	(2)	64	35	29
	$1,355	$785	$570	$4,674	$2,552	$2,122

For the three-month period ended September 30, 2021 versus September 30, 2020:

The increase of $570 thousand in research and development cost was due to an increase of $146 thousand in research study expenses, a decrease of $8 thousand in recovery of R&D costs, a decrease in tax credit of $8 thousand, an increase of $94 thousand in manufacturing and supplies, an increase of $320 thousand in contractors, an increase in patent expenses of $15 thousand, a decrease of $3 thousand in staffing; a decrease of $16 thousand in amortization, and a decrease of $2 thousand in other expenses. Overall, the increase was because activity during the 3 months ended September 30, 2020 was paused or significantly slowed due to COVID-19. Research and development in the 3 months ended September 30, 2021 increased as activity in the clinical trials coming back to a pre-pandemic level. Manufacturing & supplies and contractor costs has increased in preparation of our NDA filing for Dovitinib.

For the nine-month period ended September 30, 2021 versus September 30, 2020:

The increase of $2.1 million in research and development cost was due to an increase of $95 thousand in research study expenses, a decrease of $23 thousand in recovery of R&D costs, a decrease in tax credit of $26 thousand, an increase of $833 thousand in manufacturing and supplies, an increase of $1,092 thousand in contractors; an increase of $16 thousand in patent expenses, an increase of $28 thousand in staffing expenses, a decrease of $20 thousand in amortization, and an increase of $28 thousand in other expenses. Overall, the increase was because activity during the 9 months ended September 30, 2020 was paused or significantly slowed due to COVID-19. Manufacturing & supplies and contractor costs increased in preparation of our NDA filing for Dovitinib.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase in professional fees of $1.4 million, staffing expenses of $481 thousand, listings expenses of $9 thousand, and premises expenses of $2 thousand; offset by reductions in other administrative expenses of $176 thousand, insurance of $34 thousand and communication expenses of $5 thousand. Professional fees increased as the Company prepared its prospectus to file with the SEC in its effort to move its listing to the US Nasdaq.

General and administrative expenses increased by $2.9 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase in professional fees of $2.4 million, staffing expense of $682 thousand, insurance of $31 thousand, premises of $17 thousand, listings expenses of $15 thousand, and communications expenses of $4 thousand, offset by reductions in other administrative expenses of $240 thousand. General administrative expenses increased in the nine months ended September 30, 2021 compared to the same period in 2020 primarily for the same reasons as the increase in cost in the three months ended September 30, 2021.

Other Income (Expenses), Net (Restated)

For the three-month period ended September 30, 2021 versus September 30, 2020 (Restated):

Other income (expense) of $2.7 million recognized in the three months ended September 30, 2021, consisted primarily of gain on sale of IP of $1.0 million, a $1.8 million fair value adjustment to derivative liabilities, $28 thousand in net interest income, and $9 thousand in net foreign exchange gains, offset by a ($137) thousand loss on investment and ($27) thousand in interest expense. In the three months ended September 30, 2020, other income of $290 thousand consisted primarily of net interest income of $221 thousand, gain on investment of $243 thousand, and net foreign exchange gains of $32 thousand, offset by a ($104) thousand fair value adjustment on derivative liabilities, ($78) thousand increase in fair value of convertible debt, and ($24) thousand in interest expenses.

For the nine-month period ended September 30, 2021 versus September 30, 2020 (Restated):

Other income (expense) of $1.1 million recognized in the nine months ended September 30, 2021, consisted primarily of a $1.7 million fair value adjustment to derivative liabilities, and $1.0 million proceeds on sale of IP, offset by ($393) thousand interest expense, ($317) thousand loss on investment, ($474) thousand increase in fair value of convertible debt, ($141) thousand loss on extinguishment of convertible debt, and net foreign exchange losses of ($71) thousand. In the nine months ended September 30, 2020, other income of $1.0 million comprised a $957 thousand fair value adjustment of derivative liabilities, a $654 thousand gain on investment, and net foreign exchange gains of $118 thousand, offset by a ($553) increase in fair value of convertible debt, and net interest expense of ($184) thousand.

Changes in fair value of our derivative liabilities and convertible debt are measured using level 3 inputs as described in our consolidated financial statements.

Liquidity, Capital Resources and Plan of Operations (Restated)

Since our inception through September 30, 2021, our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our ordinary shares. As of September 30, 2021, we had $5.6 million in cash, and an accumulated deficit of $49.7 million.

In the nine months ended September 30, 2021, $14.9 million in gross proceeds from the issuance of shares, and $1.2 million in proceeds from convertible debt. We also received and repaid a bridge loan of $2.9 million in the nine months ended September 30, 2021.

In the nine months ended September 30, 2020, we received $1.0 million in net proceeds from the sale and issuance of convertible notes. We also received $2.9 million in proceeds from share issuance.

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

As of September 30, 2021, the Company’s cash deposits of $5.6 million were determined to be insufficient to fund its current operating plan and planned capital expenditures for at least the next 12 months. These conditions give rise to a substantial doubt over the Company’s ability to continue as a going concern.

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

The Company has also entered into a Securities Purchase Agreement with the Investor that provides for a $20 million equity investment in the Company. Please refer to the subsequent event disclosures in note 19(b) for further information.

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

Cash Flows (Restated)

The following table summarizes our cash flows for the periods indicated:

(In thousands)	Nine months ended September 30, (Restated)
	2021	2020
Net Cash used in operating activities	$(10,567)	$(4,812)
Net Cash provided by investing activities	1,000	—
Net Cash provided by financing activities	15,381	3,333
Net increase (decrease) in cash	$5,814	$(1,479)

Operating Activities (Restated)

During the nine months ended September 30, 2021, cash used in operating activities of $10.6 million was attributable to a net loss of $9.8 million and $271 thousand in net other non-cash charges. This was offset by a $1.0 million net change in net operating assets and liabilities. The non-cash charges consisted of $1.0 million in proceeds from the sale of IP, stock-based compensation of $1.2 million, non-cash interest of $148 thousand, non-cash finance expense of $393 thousand, fair value adjustment to convertible debt of $474 thousand, loss on extinguishment of convertible debt of $141 thousand, loss on investment of $317 thousand, depreciation and amortization of $90 thousand, deferred taxes of $146 thousand, and loss on foreign currency of $71 thousand, offset by a $1.7 million fair value adjustment to derivative liabilities. The change in operating assets and liabilities of $1.0 million was primarily due to a $1.4 million decrease in accounts payable, a $1.1 million increase in accrued liabilities, an increase in income tax credit receivable of $589 thousand, a decrease in operating lease liability of $98 thousand, an increase in other current assets of $97 thousand, and a decrease in prepaid expenses of $49 thousand.

During the nine months ended September 30, 2020, cash used in operating activities of $4.8 million was attributable to a net loss of $5.0 million, $183 thousand of deferred income taxes and $214 thousand in net other non-cash charges. The non-cash charges consisted of a $654 thousand gain on investment, a $957 thousand fair value adjustment of derivative liabilities, and a net $261 thousand gain on foreign exchange offset by $110 thousand in depreciation and amortization, $628 thousand in stock-based compensation, $30 thousand in non-cash lease expense, $184 thousand in non-cash interest, and $553 thousand increase in fair value to convertible debt. The net change in operating assets and liabilities of $326 thousand was primarily due to a decrease in other current assets of $623 thousand, a decrease in accounts receivable of $95 thousand, a decrease in income tax credit receivable of $254 thousand, and an increase of $6 thousand in accrued liabilities, offset by a decrease in accounts payable of $395 thousand, an increase in prepaid expenses of $168 thousand, and a decrease in operating lease liability of $46 thousand.

Investing Activities

During the nine months ended September 30, 2021, cash provided by investing activities of $1.0 million was related to proceeds from the sale of IP. There were no cash flows from investing activities in the nine months ended September 30, 2021.

Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities of $15.4 million was related to proceeds from share issuance of $14.9 million and convertible loan proceeds of $1.2 million, offset by $620 thousand in share issuance costs and $84 thousand repayment of our line of credit. We also received and repaid $2.9 million in loan funding during the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, cash provided by financing activities of $3.3 million was related to proceeds from share issuance of $2.9 million, convertible loan proceeds of $1.0 million, and line of credit of $110 thousand, offset by share issuance costs of $156 thousand and $536 thousand for repayment of loan.

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

Operating Capital and Capital Expenditure Requirements

We believe that the net proceeds from the PIPE Investment, together with our existing cash and cash equivalents as of the date of this 10-Q, and our anticipated expenditures and commitments for calendar year 2021 and 2022, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this report. Our estimate as to how long we expect the net proceeds from the PIPE Investment, together with our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2021 and September 30, 2020, and our audited consolidated financial statements for the years ended December 31, 2020 and December 31, 2019, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the years ended December 31, 2020, and December 31, 2019, included in our Form S-4 for the year ended December 31, 2020, filed on August 20, 2021, and as amended, and there have been no significant changes to our significant accounting policies during the nine months ended September 30, 2021. These interim financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes

Recently Issued Accounting Pronouncements

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, because we were required to restate our financial statements for the quarterly period ended September 30, 2021, and of the material weaknesses identified, our disclosure controls and procedures, as defined above, was not effective as of September 30, 2021. We had limited accounting personnel and other resources with which to address our internal controls and procedures. Our independent registered public accounting firm did not conduct an audit of our internal control over financial reporting. However, in connection with the audit of our consolidated financial statements as of and for year ended December 31, 2020, we and our independent registered public accounting firm identified the following material weaknesses in our internal control over financial reporting.

The material weaknesses identified were:

●	a lack of accounting resources required to fulfill US GAAP and SEC reporting requirements;

●	a lack of comprehensive US GAAP accounting policies and financial reporting procedures;
●	a lack of adequate procedures and controls to appropriately account for accounting transactions including liability and the valuation allowance on the deferred tax asset relating to the net operating losses; and

●	a lack of segregation of duties given the size of our finance and accounting team.

The material weaknesses resulted in accounting errors in our financial statements, relating to the accounting of derivative liability of certain warrants, liability relating to promissory note, and valuation allowance on the deferred tax asset relating to the net operating losses as discussed in Note 2, Restatement of Previously Issued Audited Financial Statements of our Notes to Condensed Consolidated Financial Statements included under Item 1 of this Form 10-Q/A.

We have implemented and are continuing to implement various measures to address the material weaknesses identified; these measures include:

●	the hiring of a chief financial officer that is a CPA in the U.S.;

●	The hiring of a Director of Financial Reporting, a CPA (Illinois) who is experienced with public company reporting and is conversant in US GAAP and SEC accounting issues. With this hire we are addressing our ongoing development of our comprehensive US GAAP accounting policies, financial reporting procedures and internal controls over financial reporting;

●	retaining consulting services to assist with the accounting treatment of complex financial instruments and tax; and

●	engaged independent US GAAP consulting firm.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected by our employees. In response, we have begun the process of evaluating our internal control over financial reporting and to address the material weaknesses identified.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The risks that we believe are material to our investors are discussed in the Company’s registration statement on form S-4 filed on August 20, 2021, under the caption “Risk Factors,” which is on file with the SEC. Except as set forth herein, there have been no material changes during the nine months ended November 23, 2021, to our previously reported Risk Factors.

We have identified material weaknesses in our internal control over financial reporting and have restated our financial statements for prior periods. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

As a newly reporting company under the Exchange Act, we are not required to evaluate the effectiveness of our internal controls over financial reporting until the end of the fiscal year after we file our first annual report on Form 10-K, which will occur on December 31, 2022. However, in connection with the audit of our financial statements for the year ended December 31, 2020, we were required to restate our financial statements for the year ended December 31, 2020 and for the quarterly period ended September 30, 2021. We identified material weaknesses in our internal controls over financial reporting because we did not have a formal process for period end financial closing and reporting, we historically had insufficient resources to conduct an effective monitoring and oversight function independent from our operations and we lack accounting resources and personnel to maintain effective segregation of duties and to properly account for accounting transactions such as the issuance of warrants with a derivative liability component and a convertible promissory note. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

The material weaknesses identified were:

●	a lack of accounting resources required to fulfill US GAAP and SEC reporting requirements;

●	a lack of comprehensive US GAAP accounting policies and financial reporting procedures and personnel;

●	lack of adequate procedures and controls to appropriately account for accounting transactions including liability and the valuation allowance on the deferred tax asset relating to the net operating losses; and

●	a lack of segregation of duties given the size of our finance and accounting team.

We have implemented and are continuing to implement various measures to address the material weaknesses identified; these measures include:

●	the hiring of a chief financial officer that is a CPA in the U.S;

●	the hire of a Director of Financial Reporting, a CPA (Illinois) who is experienced with public company reporting and is conversant in US GAAP and SEC accounting issues. With this hire we are addressing our ongoing development of our comprehensive US GAAP accounting policies, financial reporting procedures and internal controls over financial reporting;

●	retaining consulting services to assist with the accounting treatment of complex financial instruments and tax;

●	and engage an independent US GAAP advisory firm.

A significant deficiency is a control deficiency, or a combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with US GAAP such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected by our employees. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be prevented or detected by our employees. In response, we have begun the process of evaluating our internal control over financial reporting. We have also taken several remedial actions set forth above to address these material weaknesses.

Furthermore, it is possible that, had our independent registered public accounting firm conducted an audit of our internal control over financial reporting such firm might have identified additional material weaknesses and deficiencies. We are a public company in the United States subject to the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we include a report of management on our internal control over financial reporting in our annual report on Form 10-K beginning with our annual report for the fiscal year ending December 31, 2022. In addition, once we cease to be an “emerging growth company” as such term is defined in the JOBS Act and a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. In addition, our reporting obligations may place a significant strain on our management, operational and financial resources, and systems for the foreseeable future. We may be unable to timely complete our evaluation, testing and any required remediation.

While documenting and testing our internal control procedures to satisfy the requirements of Section 404, we may identify other weaknesses and deficiencies in our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented, or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could experience material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our common stock. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from Nasdaq, regulatory investigations and civil or criminal sanctions. We may also be required to restate our financial statements for prior periods.

We are committed to remediating our material weakness as promptly as possible. However, there can be no assurance as to when this material weakness will be remediated or that additional material weaknesses will not arise in the future. If we are unable to maintain effective internal control over financial reporting, our ability to record, process and report financial information timely and accurately could be adversely affected, which could subject us to litigation or investigations, require management resources, increase our expenses, negatively affect investor confidence in our financial statements and adversely impact the trading price of our common stock.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No	Exhibit Description	Method of Filing

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished electronically herewith

101.INS*	Inline XBRL Instance Document	Filed electronically herewith

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLARITY THERAPEUTICS, INC., A Delaware Corporation

Date: May 16, 2022	By:	/s/ Steve Carchedi
		Name:	Steve Carchedi
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Jens Erik Knudsen
		Name:	Jens Erik Knudsen
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)