Form 10-Q
period 2022-03-31
Allarity Therapeutics, Inc.
filed 2022-05-27
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41160

ALLARITY THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-2147982
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

210 Broadway, Suite 201, Cambridge, MA	02139
(Address of Principal Executive Offices)	(Zip Code)

(401) 426-4664

(Registrant’s telephone number, including area code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of May 27, 2022, the registrant had 9,283,295 shares of common stock outstanding.

Table of Contents

		Page
	Forward Looking Statements	ii

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as at March 31, 2022 (Unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and March 31, 2021 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2022 and March 31, 2021 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2022 and March 30, 2021 (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35

	Signatures	36

i

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Allarity,” “we,” “us,” “our” and similar terms refer to Allarity Therapeutics, Inc., Allarity Therapeutics A/S (as predecessor) and its respective consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology, are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on May 17, 2022. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Any forward-looking statements contained in this Quarterly Report are only estimates or predictions of future events based on information currently available to our management and management’s current beliefs about the potential outcome of future events. Whether these future events will occur as management anticipates, whether we will achieve our business objectives, and whether our revenues, operating results or financial condition will improve in future periods are subject to numerous risks. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss under the heading “Risk Factors” in this Quarterly Report and in other reports filed from time to time with the SEC. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

All forward-looking statements and descriptions of risks included in this report are made as of the date hereof based on information available to the Company as of the date hereof, and except as required by applicable law, the Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult the risks and other disclosures described in the reports the Company files from time to time with the SEC after the date of this report for updated information.

ii

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except for share and per share data)

	March 31, 2022 $	December 31, 2021 $
	(Unaudited)
ASSETS
Current assets:
Cash	14,544	19,555
Other current assets	147	625
Prepaid expenses	1,249	36
Tax credit receivable	1,271	838
Total current assets	17,211	21,054
Non-current assets:
Investment in Lantern Pharma Inc. stock	314	350
Property, plant and equipment, net	6	8
Operating lease right of use assets	65	86
Intangible assets, net	13,694	28,135
Total assets	31,290	49,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,799	698
Accrued liabilities	1,342	8,590
Income taxes payable	52	60
Operating lease liabilities, current	82	98
Derivative liabilities	3,171	—
Warrant liability	2,265	11,273
Total current liabilities	12,711	20,719
Non-current liabilities
Convertible promissory note and accrued interest, net	1,005	979
Operating lease liabilities, net of current portion	—	9
Deferred tax	700	1,961
Derivative liabilities	—	7,181
Total liabilities	14,416	30,849
Commitments and contingencies (Note 20)
Redeemable convertible preferred stock
Series A Convertible Preferred stock $0.0001 par value (500,000 shares authorized) 17,827 and 19,800 issued and outstanding at March 31, 2022 and December 31, 2021 respectively	2,142	632
Stockholders’ equity
Common stock, $.0001 par value (30,000,000 shares authorized) shares issued and outstanding at March 31, 2022 and December 31, 2021 were 8,842,290 and 8,096,014 respectively	885	810
Additional paid-in capital	84,233	84,434
Accumulated other comprehensive (loss)	(814)	(600)
Accumulated deficit	(69,572)	(66,492)
Total stockholders’ equity	14,732	18,152
Total liabilities, redeemable convertible preferred stock & stockholders’ equity	31,290	49,633

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(U.S. dollars in thousands, except for share and per share data)

	Three months ended March 31,
	2022$	2021$
Operating expenses:
Research and development	1,289	1,251
Impairment of intangible assets	14,007	—
General and administrative	3,013	1,211
Total operating expenses	18,309	2,462
Loss from operations	(18,309)	(2,462)
Other income (expenses)
Gain on the sale of IP	1,780	—
Interest expense	(39)	(79)
Finance expense	—	(87)
Loss on investment	(36)	(113)
Foreign exchange losses	(269)	(39)
Change in fair value adjustment of derivative and warrant liabilities	12,566	45
Loss on extinguishment of convertible debt	—	(116)
Change in fair value of convertible debt	—	(201)
Net other income (loss)	14,002	(590)
Net loss for the period before tax benefit (expense)	(4,307)	(3,052)
Income tax benefit (expense)	1,227	(33)
Net loss	(3,080)	(3,085)
Deemed dividend of 8% on Preferred stock	(1,572)	—
Net Loss Attributable to common stockholders	(4,652)	(3,085)
Basic and diluted net loss per common stock	(0.56)	(0.68)
Weighted-average number of common stock outstanding, basic and diluted	8,288,371	4,533,430
Other comprehensive loss, net of tax:
Net loss	(3,080)	(3,085)
Change in cumulative translation adjustment	(214)	(459)
Change in fair value attributable to instrument specific credit risk	—	(6)
Comprehensive loss attributable to common stockholders	(3,294)	(3,550)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY
For the Three months ended March 31, 2022 and 2021
(Unaudited)

(U.S. dollars in thousands, except for share data)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	(Accumulated	Total Stockholders’
	Number	Value, net $	Number	Value $	Capital $	(Loss) Income $	Deficit) $	Equity $
Balance, December 31, 2020	—	—	4,252,021	426	62,482	1,375	(39,844)	24,439
Debt conversion			528,810	53	2,331	—	—	2,384
Stock based compensation	—	—	—	—	195	—	—	195
Currency translation adjustment	—	—	—	—	—	(459)	—	(459)
Fair value of instrument specific Credit risk	—	—	—	—	—	(6)	—	(6)
Loss for the period	—	—	—	—	—	—	(3,085)	(3,085)
Balance, March 31, 2021			4,780,831	479	65,008	910	(42,929)	23,468

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	(Accumulated	Total Stockholders’
	Number	Value, net $	Number	Value $	Capital $	(Loss) Income $	Deficit) $	Equity $
Balance, December 31, 2021	19,800	632	8,096,014	810	84,434	(600)	(66,492)	18,152
Conversion of preferred stock into common stock, net	(1,973)	(62)	746,276	75	306	—	—	381
Deemed dividend of 8% on preferred stock	—	1,572	—	—	(1,572)	—	—	(1,572)
Stock based compensation	—	—	—	—	1,065	—	—	1,065
Currency translation adjustment	—	—	—	—	—	(214)	—	(214)
Loss for the period	—	—	—	—	—	—	(3,080)	(3,080)
Balance, March 31, 2022	17,827	2,142	8,842,290	885	84,233	(814)	(69,572)	14,732

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in thousands)

	Three months ended March 31,
	2022$	2021$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(3,080)	(3,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the sale of IP	(1,780)	—
Depreciation and amortization	23	56
Intangible asset impairment	14,007	—
Stock-based compensation	1,065	195
Unrealized foreign exchange loss	255	39
Non-cash finance expense	—	87
Non-cash interest	26	24
Loss on investment	36	113
Change in fair value adjustment of convertible debt	—	201
Loss on extinguishment of convertible debt	—	116
Change in fair value adjustment of warrant and derivative liabilities	(12,566)	(45)
Deferred income taxes	(1,227)	33
Changes in operating assets and liabilities:
Other current assets	470	(95)
Tax credit receivable	(455)	(403)
Prepaid expenses	(1,227)	155
Accounts payable	5,036	108
Accrued liabilities	(6,308)	(32)
Income taxes payable	(7)	—
Operating lease liability	(23)	(34)
Net cash used in operating activities	(5,755)	(2,567)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of IP	809	—
Net cash provided by investing activities	809	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	—	35
Proceeds from convertible loan	—	1,140
Loan proceeds	—	1,150
Net cash provided by financing activities	—	2,325
Net decrease in cash	(4,946)	(242)
Effect of exchange rate changes on cash	(65)	49
Cash, beginning of period	19,555	298
Cash, end of period	14,544	105
Supplemental information
Cash paid for income taxes	1	—
Cash paid for interest	13	55
Supplemental disclosure of non-cash investing and financing activities:
Offset of payable against receivable from sale of IP	971	—
Conversion of Series A Convertible Preferred stock to equity, net	381	—
Accrued liability on Series A Preferred shares	134	—
Deemed 8% dividend on Series A Preferred shares	1,572	—
Conversion of convertible debt to equity	—	2,329
Shares issued to settle accounts payable	—	55
Right of use asset modification	—	145

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and March 31, 2021

(UNAUDITED)

(U.S. dollars in thousands, except for share and per share data and where otherwise noted)

1. Organization, Principal Activities, and Basis of Presentation

Allarity Therapeutics, Inc. and Subsidiaries (the “Company”) is a clinical stage pharmaceutical company that develops drugs for the personalized treatment of cancer using drug specific companion diagnostics (cDx) generated by its proprietary drug response predictor technology, DRP®. Additionally, the Company, through its Danish subsidiary, Allarity Denmark (previously Oncology Venture ApS), specializes in the research and development of anti-cancer drugs.

The Company’s principal operations are located at Venlighedsvej 1, 2970 Horsholm, Denmark. The Company’s United States operations are located at 210 Broadway #201, Cambridge, MA 012139, United States of America.

(a) Liquidity and Going Concern

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

The Company has incurred significant losses and has an accumulated deficit of $69.6 million as of March 31, 2022. As of May 27, 2022, our cash is insufficient to fund our current operating plan and planned capital expenditures for the next 12 months. These conditions give rise to a substantial doubt over the Company’s ability to continue as a going concern.

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

(b) Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated balance sheet, results of operations and comprehensive loss, statements of changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the current year ending December 31, 2022. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2021, and 2020 thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 17, 2022.

The preparation of these unaudited condensed interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

These condensed consolidated financial statements and notes do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes.

(c) Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

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

(d) Risks and Uncertainties

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

The extent of the impact and effects of the coronavirus (COVID-19) on the operation and financial performance of the Company’s business will depend on future developments, including the duration and spread of the outbreak and varying virus mutations, related travel advisories and restrictions, the recovery time of disrupted research services, the consequential staff shortages, and research and development delays, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the Company’s operations are impacted by the outbreak for an extended period, the Company’s results of operations or liquidity may be materially adversely affected.

(e) Impact of the Russia-Ukraine War

There have been immense flows of refugees to Europe and Denmark is ready to facilitate and to accept refugees from the Ukraine. It is far too early to estimate how many migrants Denmark will facilitate, but immigration officials have begun preparing to accept Ukrainian refugees. Being a North Atlantic Treaty Organization (NATO) member, Denmark will strengthen its own national preparedness as well as that of the NATO defense alliance. The Ukraine crisis has not yet had an impact on our results of operations however we expect it may have an impact on the costs of materials we purchase for our laboratory operations in Denmark but, we cannot predict the impact now.

2. Summary of Significant Accounting Policies

(a) Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of the Series A preferred shares, warrants, convertible debt, and the accrual for research and development expenses, fair values of acquired intangible assets and impairment review of those assets, share based compensation expense, and income tax uncertainties and valuation allowances. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed considering reasonable changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known and if material, their effects are disclosed in the notes to the condensed consolidated financial statements. Actual results could differ from those estimates or assumptions.

(b) Foreign currency and currency translation

The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. The Company and its subsidiaries operate mainly in Denmark and the United States. The functional currencies of the Company’s subsidiaries are their local currency.

The Company’s reporting currency is the U.S. dollar. The Company translates the assets and liabilities of its Denmark subsidiaries into the U.S. dollar at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during each monthly period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity as a component of accumulated other comprehensive (loss).

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate translations are included in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss as incurred

(c) Concentrations of credit risk and of significant suppliers

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

(d) Cash

Cash consists primarily of highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had no cash equivalents or restricted cash on March 31, 2022, and December 31, 2021.

(e) Impairment of long-lived assets

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

(f) Accumulated other comprehensive (loss)

Accumulated other comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive loss in the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended March 31, 2022, and March 31, 2021, the Company recorded accumulated foreign currency translation losses of ($214) and ($459) respectively; and instrument specific credit risk losses of $0 and ($6) respectively.

(g) Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. At each reporting date, the Company evaluates whether a potential loss amount or a potential loss range is probable and reasonably estimable under the provisions of the authoritative guidelines that address accounting for contingencies. The Company expenses costs as incurred in relation to such legal proceedings as general and administrative expense within the condensed consolidated statements of operations and comprehensive loss.

(h) JOBS Act accounting election

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

(i) Recently adopted accounting pronouncements

In May 2021, the FASB issued ASU No. 2021-04 — Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options — to clarify the accounting by issuers for modifications or exchanges of equity-classified written call options. The framework applies to freestanding written call options, such as warrants, that were and remain equity classified by the issuer after the modification and are not in the scope of another Codification Topic. The framework applies regardless of whether the modification is through an amendment to the existing terms or issuance of a replacement warrant. The effect of the modification of the warrant is measured as the difference in its fair value immediately before and after the modification. The effect is recognized in the same manner as if cash had been paid as consideration. Additionally, other modifications may need to be accounted for as a cost to the issuing entity based on the substance of the transaction. The Company is required to apply the amendments within this ASU prospectively to modifications or exchanges occurring on or after the effective date of the amendment. The Company adopted this ASU on January 1, 2022, with no significant impact on its condensed consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU 2021-10 — Government Assistance — Disclosures by Business Entities about Government Assistance — to require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the types of transactions, (2) the accounting for the transactions, and (3) the effect of the transactions on an entity’s financial statements. The ASU is effective prospectively or retrospectively for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this ASU on January 1, 2022, with no significant impact on its condensed consolidated financial statements and related disclosures.

(j) Recently Issued Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. All other ASUs issued through the date of these financial statements were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s condensed consolidated financial position and results of operations.

3. Other Current Assets

The Company’s other current assets are comprised of the following:

	March 31, 2022 $	December 31, 2021 $
Deposits	57	53
Salary deposit	64	65
Value added tax (“VAT”) receivable	26	507
Net other current assets	147	625

4. Prepaid Expenses

	March 31, 2022 $	December 31, 2021 $
Prepaid insurance	1,227	14
Other prepayments	22	22
	1,249	36

5. Investment

The Company owns 43,898 common shares in Lantern Pharma Inc. because of a prior license agreement made with Lantern Pharma in 2017. During June 2020 Lantern Pharma became publicly listed. As at March 31, 2022 the fair value of the shares was $314. In the three months ended March 31, 2022, and March 31, 2021 the Company recognized a loss on its shares in Lantern Pharma of $36 and $113 respectively.

	March 31,	December 31,
	2022 $	2021 $
Opening balance	350	845
Loss recognition	(36)	(495)
Ending balance	314	350

6. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	329	336
Less: accumulated depreciation	(323)	(328)
	6	8

Depreciation expense for property, plant and equipment and right of use assets for the three months ended March 31, 2022, and March 31, 2021 was $23 and $56 respectively.

7. Intangible assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

	As of March 31, 2022
	Cost	Accumulated Impairment	Accumulated Amortization	Net
IPR&D Assets	$35,151	$(21,457)	—	$13,694
Acquired patents	78	—	(78)	—
Total intangible assets	$35,229	$(21,457)	(78)	$13,694

	As of December 31, 2021
	Cost	Accumulated Impairment	Accumulated Amortization	Net
IPR&D Assets	$35,896	$(7,761)	—	$28,135
Acquired patents	78	—	(78)	—
Total intangible assets	$35,974	$(7,761)	(78)	$28,135

As a result of both the Company’s February 15, 2022, receipt of a Refusal to File (“RTF”) from the U.S. Food and Drug Administration regarding the Company’s new drug application (“NDA”) for Dovitinib, and the current depressed state of the Company’s stock price, the Company has performed an impairment assessment on its individual intangible assets utilizing a discounted cash flow model with a weighted average cost of capital (“WACC”) of 16%, and recognized an impairment charge of $14,007 during the three month period ended March 31, 2022. Individually material development projects in progress are as follows:

	March 31,	December 31,
	2022 $	2021 $
Stenoparib	13,694	25,407
Dovitinib	—	2,728
Total	13,694	28,135

8. Accrued liabilities

The Company’s accrued liabilities are comprised of the following:

	March 31,	December 31,
	2022 $	2021 $
Development cost liability	359	6,750
Payroll accruals	290	1,088
Accrued Board member fees	68	54
Accrued audit and legal	298	316
Accrued liability on Series A Preferred Stock	134	—
Other	193	382
	1,342	8,590

9. Loan

2021 Loan

Effective March 22, 2021, the Company received a loan facility of up to $2,900 (SEK 25 million), net of a 3% loan origination fee of $87 (SEK 750 thousand), recorded as finance costs in the condensed consolidated statement of operations and comprehensive loss; bearing interest at 3% per month, and due on June 23, 2021. During the three month period ended March 31, 2021 the Company received $1,150 pursuant to the terms of the loan.

In exchange for the loan, the Company committed to complete a rights offering and issue common shares. The rights offering was completed before June 23, 2021, and as of June 23, 2021, the loan balance of $2,934 and interest of $204 were paid to the lender.

10. Convertible promissory note, net

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

The Company evaluated the Promissory Note under ASC 480 and ASC 815 and the identified embedded features inclusive of: (1) conversion upon an IPO; (2) mandatory redemption upon a change of control; and (3) mandatory redemption in the event of default; to determine if bifurcation is required pursuant to ASC 815-15-25-1. The Promissory Note is a freestanding instrument that is convertible into shares of the OV-SPV2 ApS’ common (or preferred, as the case may be) equity. The Promissory Note was not issued in conjunction with any other instrument meaning that the Promissory Note meets the definition of a freestanding instrument. Since the conversion feature meets the definition of a derivative it was evaluated for bifurcation and management determined the conversion feature requires bifurcation but because the value is not material the conversion feature has not been bifurcated at this time. The Company will continue to monitor for changes in specific facts and circumstances which may impact the conclusions reached herein.

During the three-month periods ended March 31, 2022, and March 31, 2021, the Company recorded $26 and $24 respectively to interest expense and increased the convertible promissory note liability by the same amount. The roll forward of the Promissory Notes as of March 31, 2022, and December 31, 2021, is as follows:

	March 31, 2022 $	December 31, 2021 $
Convertible promissory note	1,000	1,000
Less debt discount, opening	(215)	(263)
Plus, accretion of debt discount, interest expense	13	48
Convertible promissory note, net of discount	798	785
Interest accretion, opening	194	143
Interest accretion, expense	13	51
Ending balance	1,005	979

11. Convertible debt

On March 31, 2020 the Company entered into an agreement to issue up to $10,100 (SEK 100,000) (the “Commitment”) to be funded in tranches (“Tranches”) of ten non-interest-bearing notes (“Notes”) convertible into new shares of the Company, each with a value of $1,010 (SEK 10,000); 95% of each Tranche is received in cash, net of a 5% fee, and the conversion price of the Notes is 95% of the lowest closing volume weighted average price as reported by Bloomberg (“VWAP”). The Company accounted for the Notes issued under the FVO election whereby the financial instrument is initially measured at its issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting date. The estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying condensed consolidated statements of operations under the caption “change in fair value of convertible debt”.

The Company determined the fair value of the Notes using a discounted cash flow valuation technique with a WACC of 15%. The Company estimates the change in fair value attributable to the instrument specific credit risk of the Notes at 1% under the fair value option and accordingly has recognized a loss of $6 in other comprehensive income during the three-month period ended March 31, 2021.

The roll forward of the Notes as of March 31, 2021, is as follows:

March 31, 2021 $
Opening fair value	1,327
Convertible debt issued in the period	1,140
Change in fair value (loss) reported in statement operations	201
Foreign exchange	59
Conversion of notes to common stock	(2,329)
Ending fair value balance at March 31, 2021	398

An effective interest rate determines the fair value of the Notes. The notes are unlisted and therefore, they are categorized as Level 3 in accordance with ASC 820, “Fair Value Measurements and Disclosures.” The notes were fully converted to shares during the period ended June 30, 2021.

12. Series A Preferred Stock and Common Stock Purchase Warrants

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

The 3i Warrants were identified as a freestanding financial instrument and are within the scope of ASC 480-10. Liability-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are recognized through earnings for as long as the contracts continue to be classified as a liability. The measurement of fair value is determined utilizing an appropriate valuation model considering all relevant assumptions current at the date of issuance and at each reporting period (i.e., share price, exercise price, term, volatility, risk-free rate and expected dividend rate).

Management further evaluated the financial instrument and all identified features pursuant to ASC 815 and concluded the Warrants would be classified as a liability and subsequently measured at fair value in future reporting periods. Accordingly, a residual fair value method has been applied with respect to the allocation of proceeds between the Preferred Stock and the Warrants.

Between January 1, 2022, and March 31, 2022, a total of 1,973 Series A Preferred shares were converted into 746,276 shares of our common stock, thereby reducing outstanding Series A Preferred shares at March 31, 2022 to 17,827. The fair value of the derivative liability associated with the Series A Preferred Stock converted during the three month period ended March 31, 2022, as determined by Monte Carlo simulations, was $452. Because the latest three conversions in March 2022 were completed at less than the agreed floor price, we recorded a floor price liability of $134 within accrued liabilities and recognized a $134 reduction of additional paid in capital. Additionally, because the Company’s average daily dollar volume of stock trading was less than $2.5 million during a ten-day period in January 2022, the Company has recorded a one-time deemed dividend of 8% in the amount of $1,572 on preferred stock converted between February 1, 2022 and March 31, 2022 and the balance of preferred stock outstanding as at March 31, 2022 as an increase to the value of the convertible preferred stock and a reduction of additional paid in capital.

The following inputs were used for the Series A Preferred Stock conversions recorded in the three month period ended March 31, 2022 and the fair value of the Series A Preferred Derivative liability determined at March 31, 2022 and December 31, 2021:

	January 1, 2022 – March 31, 2022	December 31, 2021
Initial exercise price	$9.90	$9.91
Stock price on valuation date	$1.93 - $10.75	$10.37
Risk-free rate	1.03% - 2.40%	0.96%
Time to exercise (years)	2.72 – 2.96	2.97
Equity volatility	70%- 90%	70%
Probability of volume failure	93% - 99%	92%
Rounded 10 day average daily volume (in 1,000’s)	332 - 873	908

On March 31, 2022, the Company utilized the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to estimate the fair value of the Warrants to be approximately $2,265. On December 31, 2021, the Company utilized Monte Carlo simulations models to estimate the fair value of the Warrants to be approximately $11,273. The Warrants were valued at March 31, 2022, and December 31, 2021, using the following inputs:

	March 31, 2022	December 31, 2021
Initial exercise price	$9.91	$9.91
Stock price on valuation date	$2.04	$10.50
Risk-free rate	2.40%	0.91%
Expected life of the Warrant to convert (years)	2.73	3.0
Rounded annual volatility	110%	73%
Timing of liquidity event	Q4 2022 – Q1 2023	Q3 2022 – Q2 2023
Expected probability of event	90%	90%

The accounting for the Series A Convertible Preferred Stock and Warrants is illustrated in the table below:

	Consolidated Balance Sheets					Consolidated Statement of Operations & Comprehensive Loss
	Warrant liability	Series A Preferred Derivative Liability	Series A Convertible Preferred Stock – Mezzanine Equity	Common Stock	Additional paid-in capital	Finance Costs	Fair value adjustment to derivative and warrant liabilities

Subscription proceeds received on December 20, 2021	$11,273	$7,409	$1,318	$—	$—	$—	$—
Costs allocated	(877)	—	(679)	—		—	—
Costs expensed	877	—	—	—	—	877	—
December 21, 2021 conversion of 200 Series A Preferred Stock	—	(74)	(7)	2	80	—	—
Fair value adjustment at December 31, 2021	—	(154)	—	—	—	—	(154)
Balances at December 31, 2021	$11,273	$7,181	$632	$2	$80	$877	$(154)

	Consolidated Balance Sheets						Consolidated Statement of Operations & Comprehensive Loss
	Warrant liability	Series A Preferred Derivative Liability	Series A Convertible Preferred Stock – Mezzanine Equity	Common Stock	Additional paid-in capital	Accrued Liabilities	Fair value adjustment to derivative and warrant liabilities

Balances at December 31, 2021	$11,273	$7,181	$632	$2	$80	$—	$—
Conversion of 1,973 Series A Preferred Stock, net	—	(452)	(62)	75	306	134	—
8% deemed dividend on Preferred Stock	—	—	1,572	—	(1,572)	—	—
Fair value adjustment at March 31, 2022	(9,008)	(3,558)	—	—	—	—	12,566
	$2,265	$3,171	$2,142	$77	$(1,186)	$134	$12,566

13. Derivative Liabilities

(a) Series A Preferred Stock Conversion Feature

The derivative scope exception under ASC 815 is not met because a settlement contingency is not indexed to the Company’s stock. Therefore, the redemption feature (derivative liability) has been bifurcated from the Series A Preferred Stock and recorded as a derivative liability. The derivative value of the Series A Preferred Stock Redemption Feature (the “Redemption Feature”) is the difference between the fair value of the Series A Preferred Stock with the Redemption Feature and the Series A Preferred Stock without the Redemption Feature. The Series A Preferred Stock Redemption Feature has been valued with a Monte Carlo Simulation model, using the inputs as described in Note 12(c) ii.

(b) Investor Warrants

The Company did not issue any investor warrants during the three-month period ended March 31, 2022, and no investor warrants were outstanding.

At March 31, 2021 the Company had a total of 1,086,759 investor warrants outstanding and exercisable at a weighted average exercise price of $36.0 per share. No investor warrants were granted, exercised, or expired during the three-month period ended March 31, 2021.

(b) Valuation of Derivative Liabilities

The derivative liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value is presented in the following tables:

	3i Fund Series A Redemption Feature	Settlement Warrants	TO2 Warrants
	March 31, 2022 $	March 31, 2021 $	March 31, 2021 $
Balance beginning	7,181	102	47
Issued during the period	—	—	—
Change in fair value	(3,558)	(7)	(38)
Translation effect	—	—	—
Amount transferred to Equity	(452)	—	—
Balance – end of period	3,171	95	9
Fair value per warrant / Series A Preferred share issuable at period end	177.88	0.02	0.0

14. Stockholders’ Equity

During the three months ended March 31, 2022, the Company issued 746,276 shares of common stock valued at $381, net of the $134 floor price adjustment payable (see Note 12 (c), upon the conversion of 1,973 shares of Series A Preferred.

During the three months ended March 31, 2021, the Company issued 528,810 common shares valued at $2,384 on conversion of debt.

15. Stock-based payments

During the three months ended March 31, 2022, the total stock-based payment expenses recorded in the condensed consolidated statement of operations and comprehensive loss were $1,065 (2021: $195) of which $703 and $362 are recognized as general and administrative and research and development expenses respectively (2021: $129 as general and administrative and $66 as research and development expenses respectively). Total compensation cost of $3,380 for non-vested warrants as at March 31, 2022 and is expected to be realized over a period of 2.3 years.

A summary of stock option activity under the Company’s stock option plans during the three-month period ended March 31, 2022, is presented below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Share	Weighted Average Life (in years)
Outstanding December 31, 2021	1,174,992	$6.8	4.9
Granted	—	—	—
Exercised	—	—	—
Cancelled or expired	—	—	—
Outstanding as of March 31, 2022	1,174,992	$6.8	4.7
Options exercisable at March 31, 2022	635,475	$7.6	4.5

During the three-month period ended March 31, 2021, no options were granted, exercised, expired, or cancelled.

16. Segments

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

17. Loss per share of common stock

Basic loss per share is derived by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants and stock options, which would result in the issuance of incremental shares of common stock unless such effect is anti-dilutive. In calculating the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remained the same for both calculations because when a net loss exists, dilutive shares are not included in the calculation. Potentially dilutive securities outstanding, as determined by the latest applicable conversion price, that have been excluded from diluted loss per share due to being anti-dilutive include the following:

	March 31,	March 31,
	2022	2021
Warrants and stock options	3,193,950	1,301,878
Series A Convertible Preferred stock	9,717,929	—
Convertible debt	—	114,076
	12,911,879	1,415,954

18. Financial Instruments

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Investment	$314	$—	$—	$314
Liabilities:
Warrant liability	$—	$—	$(2,265)	$(2,265)
Series A Convertible Preferred Stock Redemption Feature	—	—	(3,171)	(3,171)
	$—	$—	$(5,436)	$(5,436)

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Investment	$350	$—	$—	$350
Liabilities:
Warrant liability	$—	$—	$(11,273)	$(11,273)
Series A Convertible Preferred Stock Redemption Feature	—	—	(7,181)	(7,181)
	$—	$—	$(18,454)	$(18,454)

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the date the actual event or change in circumstances that caused the transfer occurs. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers between level 1 or level 2 during the three-month periods ended March 31, 2022, or March 31, 2021.

The Company used the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to measure the fair value of the warrant liability at $2,265 on March 31, 2022 and Monte Carlo simulations models to measure the fair value at $11,273 on December 31, 2021. The Company used Monte Carlo simulation models to measure the fair value of the Series A convertible preferred stock redemption feature at $3,171 and $7,181 respectively on March 31, 2022 and December 31, 2021, and will subsequently remeasure the fair value at the end of each period and record the change of fair value in the Condensed Consolidated Statements of Operation and Comprehensive Loss during the corresponding period. Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the three-month period ended March 31, 2022, the Company’s stock price decreased from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

19. Income Taxes

The effective tax rate for the three-month periods ended March 31, 2022, and March 31, 2021, was impacted by unbenefited losses. Specifically, the March 31, 2022, impairment charge of approximately $14,000 has resulted in a tax benefit of $1,227 in the three months ended March 31, 2022.

20. Commitments and Contingencies

a) Development costs

Under the terms of the June 2020 Out-License agreement, the Company is liable for development costs of Smerud Medical Research International (“Smerud”) in the approximate amount of $1,264 (one million two hundred and sixty-four thousand) which has been accrued as of December 31, 2021, and is payable as Smerud was unable to identify investors to fund development of in-licensed products from the Company by December 31, 2021.

Subsequent to December 31, 2021, and pursuant to the terms of the March 28, 2022, Amended License Agreement, the $1,309 liability was forgiven in exchange for a payment to LiPlasome. Consequently, as at March 31, 2022, the Company recognized a gain on sale of IP of $971 thousand and recorded a balance due to LiPlasome of $338 thousand (2,273 thousand DKK) in accrued liabilities, which was paid on April 1, 2022. However, notwithstanding the termination of the out-license agreement, we are currently engaged in discussions with Smerud in connection with the further development of 2X-111.

b) Oncoheroes

Effective January 2, 2022, the Company entered into an Exclusive License Agreement with Oncoheroes Biosciences Inc. (the “Oncoheroes Agreement”) to grant Oncoheroes an exclusive royalty-bearing global license to both dovitinib and stenoparib in pediatric cancers. Oncoheroes will take responsibility for pediatric cancer clinical development activities for both clinical-stage therapeutics. Allarity will support Oncoheroes’ pediatric clinical trials by providing clinical-grade drug inventory at cost and by facilitating DRP® companion diagnostic screening of pediatric patients for each drug. Under the licenses, Oncoheroes will receive commercialization rights for pediatric cancers, subject to the Company’s first buy-back option for each program, and the Company will receive an upfront license fee and regulatory milestones for each program, specifically one for dovitinib and one for stenoparib, as follows:

i.	a one-time upfront payment of $250 thousand and $100 thousand for stenoparib and dovitinib respectively, within 5 business days after January 2, 2022 ($350 thousand received as of January 11, 2022 and recorded as a gain on sale of IP); and

ii.	two milestone payments of $1,000 (one million) each due and payable upon receipt of regulatory approval of a product in the United States, and of a product in Europe, respectively.

Pursuant to the Oncoheroes Agreement Allarity is also entitled to tiered royalties on aggregate net product sales (“Sales”) of between 7% and 12% on net sales of products as follows: 7% on Sales less than $100 million; 10% on Sales of greater than $100 million and less than $200 million; and 12% on Sales greater than $200 million.

d). Lantern Pharma, Inc. – Irofulven Agreement

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

Effective March 18, 2022, pursuant to clause (i) the inventory was recertified with a longer shelf life and as of March 31, 2022, we received $459 thousand which has been recorded as a gain on sale of IP.

21. Subsequent Events

For its interim consolidated financial statements as of March 31, 2022, and for the three months then ended, the Company evaluated subsequent events through the date on which those financial statements were issued.

i. Series A Preferred Stock Triggering Event

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

3. A “Registration Delay Payment” will accrue on April 22, 2022 (the expiration of the Allowable Grace Period under the RRA) in the amount of 2% of 3i, LP’s “Purchase Price” as defined in the Securities Purchase Agreement which is approximately 2% of $20 million, or $400 thousand and will continue to accrue at 2% every 30 days thereafter. Additionally, a late charge of 2% per month will accrue on any payments that are not paid when due. The Registration Delay Payments will stop accruing when the post-effective amendment is declared effective by the SEC at which time the registration statement and its prospectus will again be available for the resale of common stock.

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

ii. Series A Preferred Stock Conversions

On May 25, 2022, 3i, LP converted a total of 809 Series A Preferred shares into 441,005 shares of our common stock. Pursuant to the terms of the COD, because the Alternate Conversion Price was below the Floor Price of $1.9812, the Company is obligated to pay 3i, LP an Alternate Conversion Floor Amount of $1,377 which has been recorded as a liability and reduction to additional paid in capital as of May 27, 2022. In addition, under the terms of the RRA, the Company also paid 3i, LP an additional $400 in Registration Delay Payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from the plans, intentions, expectations and other forward-looking statements included in the discussion below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those factors discussed in the section titled “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on May 17, 2022.

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

We are continuing to evaluate the impact of COVID-19 pandemic on our business and are taking proactive measures to protect the health and safety of our employees, as well as to maintain business continuity. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for our employees, effective March 16, 2020. During the recent months restrictions due to COVID-19 have lifted significantly and as a result, our Danish employees have returned to work. Our North American employees are continuing to work remotely. We will continue to closely monitor and seek to comply with guidance from governmental authorities and adjust our activities as appropriate.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trial, healthcare systems or the global economy. However, these effects could harm our operations, and we will continue to monitor the COVID-19 situation closely.

Impact of the Russia-Ukraine War — Update

There have been immense flows of refugees to Europe and Denmark is ready to facilitate and to accept refugees from the Ukraine. It is far too early to estimate how many migrants Denmark will facilitate, but immigration officials have begun preparing to accept Ukrainian refugees. Being a North Atlantic Treaty Organization (NATO) member, Denmark will strengthen its own national preparedness as well as that of the NATO defense alliance. The Ukraine crisis has become a new a destabilizing factor in the Danish and global economy. It dampens growth and increases inflation at a time when inflation and capacity utilization is already high. While the Danish economy is generally robust and able to handle new challenges, and it is expected to enter a pause in growth. However, there are risks of a fall in activity in the Danish economy in general. To date the War has not yet had an impact on our results of operations however we expect it may have an impact on the costs of materials we purchase for our laboratory operations in Denmark but, we cannot predict or quantify the impact now.

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

We have incurred net losses in each year since inception. Our net losses were $3.1 million and $3.1 million for the three months ended March 31, 2022, and March 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $69.6 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations for the Three Months Ended March 31, 2022, and March 31, 2021 (unaudited)

The following table summarizes our results of operations for the three months ended March 31, 2022, and 2021:

	For the Three Months Ended March 31,		Increase/
	2022	2021	(Decrease)
	(In thousands)
Operating expenses:
Research and development	$1,289	$1,251	$38
Impairment of intangible assets	14,007	—	14,007
General and administrative	3,013	1,211	1,802
Total operating expenses	18,309	2,462	15,847
Loss from operations:	$(18,309)	$(2,462)	$(15,847)

Research and Development Expenses

We currently do not track our research and development costs by product candidate. A breakdown by nature of type of expense for the three months ended March 31, 2022, and 2021 is provided below.

	For the three months ended March 31,		Increase/
	2022	2021	(Decrease)
	(In thousands)
Research study expenses	$505	$769	$(264)
Recovery of R&D costs	—	(11)	11
Tax credit	(454)	(219)	(235)
Manufacturing & supplies	168	71	97
Contractors	377	216	161
Patents	76	60	16
Staffing	609	314	295
Amortization	20	36	(16)
Other	(12)	15	(27)
	$1,289	$1,251	$38

For the three months ended March 31, 2022, compared to March 31, 2021

The increase of $38 thousand in research and development expenses was primarily because staffing increased $295 thousand due to employee stock-based compensation expenses and contractors increased $161 thousand as the Company prepared for our FDA meeting in May. Manufacturing increased $97 thousand due to ongoing validation of our manufacturing of our priority drugs. Recovery of R&D costs decreased by $11 thousand, patent costs increased by $16 thousand, and increased tax credits of $235 thousand offset expenses. This was offset by a decrease of $264 thousand in research study expenses as our clinical activity is limited to two of our three top priority assets, a decrease of $16 thousand in amortization, and a decrease of $27 thousand in other expenses.

Impairment of Intangible Assets

As a result of both the Company’s February 15, 2022, receipt of a RTF from the U.S. Food and Drug Administration regarding the Company’s NDA for Dovitinib, and the current depressed state of the Company’s stock price, the Company has performed an impairment assessment on its individual intangible assets utilizing a discounted cash flow model and recognized an impairment charge of $14.0 million during the three months ended March 31, 2022.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million for the three months ended March 31, 2022, compared to March 31, 2021. The increase was primarily due to an increase in professional fees of $647 thousand, staffing expense of $634 thousand, insurance of $342 thousand, premises of $4 thousand, listings expenses of $91 thousand, communications expenses of $15 thousand, and other administrative expenses of $69 thousand.

Other Income (Expenses), Net

For the three months ended March 31, 2022, compared to March 31, 2021

Other income (expense) of $14.0 million recognized in the three months ended March 31, 2022, consisted primarily of a $12.6 million fair value adjustment to derivative   and warrant liabilities and income of $1.8 million from the gain on sale of IP, offset by ($269) thousand in foreign exchange losses, ($39) thousand in interest expenses, and ($36) thousand loss on investment.

For the three months ended March 31, 2021, other expense of ($590) thousand consisted of finance expenses of ($87) thousand, loss on extinguishment of convertible debt of ($116) thousand, loss on investment of ($113) thousand, change in fair value of convertible debt of ($201) thousand, foreign exchange losses of ($39) thousand, change in fair value adjustment of derivative liability of $45 thousand, and interest expenses of ($79) thousand.

Changes in fair value of our derivative liabilities and convertible debt are measured using level 3 inputs as described in our condensed consolidated financial statements.

Liquidity, Capital Resources and Plan of Operations

Since our inception through March 31, 2022, our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our ordinary shares. As of March 31, 2022, we had $14.5 million in cash, and an accumulated deficit of $69.6 million.

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

As of March 31, 2022, the Company’s cash deposits of $14.5 million were determined to be insufficient to fund its current operating plan and planned capital expenditures for the next 12 months. These conditions give rise to a substantial doubt over the Company’s ability to continue as a going concern.

Management’s plans to mitigate the conditions or events that raise substantial doubt include additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources. There are no assurances, however, that the Company will be successful in raising additional working capital, or if it is able to raise additional working capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter into other such arrangements when needed would have a negative impact on its business, results of operations and financial condition and its ability to develop its product candidates.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the three months ended March 31,
	2022	2021
	(In thousands)
Net cash flows used in operating activities	$(5,755)	$(2,567)
Net cash flows provided by investing activities	809	—
Net cash flows provided by financing activities	—	2,325
Effect of foreign exchange rates on cash	(65)	49
Net (decrease) in cash	(5,011)	$(193)

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was approximately $5.8 million compared to approximately $2.6 million for the three months ended March 31, 2021. The $3.2 million increase in net cash used in operating activities was primarily the result of a $5 thousand decrease in loss offset by a net decrease in current assets and liabilities of $2.2 million, and a net decrease in non-cash expenditures of $1.0 million.

Investing Activities

For the three months ended March 31, 2022, net cash provided by investing activities was approximately $809 thousand compared to $0 for the three months ended March 31, 2021. The increase in net cash provided by investing activities was primarily due to proceeds from the sale of IP during the three months ended March 31, 2022.

Financing Activities

In the three months ended March 31, 2022, we did not receive cash from financing activities. In the three months ended March 31, 2021, we received $2.3 million from financing activities inclusive of $35 thousand from a line of credit, $1.1 million from a convertible loan, and $1.2 million from loan proceeds.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents as of May 27, 2022, and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of this report. Our estimate as to how long we expect our cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements for the three months ended March 31, 2022, and March 31, 2021, and our audited consolidated financial statements for the years ended December 31, 2021, and December 31, 2020, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the years ended December 31, 2021, and December 31, 2020, included in our Form 10-K for the year ended December 31, 2021, filed on May 17, 2022, and there have been no significant changes to our significant accounting policies during the three months ended March 31, 2022. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes.

Recently Issued Accounting Pronouncements

See the sections titled “Recently adopted accounting pronouncements” in Note 2(dd) and “Recently issued accounting pronouncements not yet adopted” in Note 2(ee) to the Company’s consolidated financial statements for the year ended December 31, 2021, and December 31, 2020, respectively, appearing in the Company’s 10-K filed with the SEC on May 17, 2022; and in Notes 2(i) and 2(j) to the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, we are exempt from the requirements of Item 3.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, because (i) of the material weaknesses identified in our internal controls over financial reporting; and (ii) we were required to restate our financial statements for the year ended December 31, 2020, and quarterly period ended September 30, 2021, which delayed the filing of or required an amendment to our SEC reports, our disclosure controls, and procedures, as defined above, were not effective.

As a newly reporting company under the Exchange Act, we are not required to evaluate the effectiveness of our internal controls over financial reporting until the end of the fiscal year after we file our first annual report on Form 10-K, which will occur on December 31, 2022. However, in connection with the audit of our financial statements for the years ended December 31, 2021 and 2020, we identified material weaknesses in our internal controls over financial reporting because we did not have a formal process for period end financial closing and reporting, we historically had insufficient resources to conduct an effective monitoring and oversight function independent from our operations and we lack accounting resources and personnel to properly account for accounting transactions such as the issuance of warrants with a derivative liability component. In particular, the material weaknesses identified were:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than as described above.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on May 17, 2022, before making an investment decision. If any of the risks occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Securities Purchase Agreement with 3i, LP, a Delaware limited partnership (the “Investor”), we issued 20,000 shares of our Series A Preferred Stock and a warrant to purchase 2,018,958 shares of common stock at an initial exercise price of $9.9061 to the Investor along with a PIPE Warrant, for an aggregate purchase price of $20 million. Simultaneously with the execution of the SPA, we also entered into a Registration Rights Agreement with the Investor wherein we agreed to register a number of shares of our common stock equal to the maximum number of shares of our common stock that could be issued upon conversion of the Series A Preferred Stock using a conversion price equal to 20% of $80,000,000 divided by the number of shares of common stock then outstanding (the “Floor Price”) plus 125% of the shares of common stock issuable upon exercise of the PIPE Warrant, or a maximum of 12,618,590 shares of our common stock.

From January 1, 2022, to May 27, 2022, pursuant to a series of exercise of conversion by the Investor, we issued 1,187,281 shares of Common Stock to the Investor upon the conversion of 2,782 shares of Series A Preferred Stock (“Conversion Shares”). No proceeds were received by the Company upon such conversion. As of May 27, 2022, we had 17,018 shares of Series A Preferred Stock issued and outstanding.

The offers, sales, and issuances of the Conversion Shares, Series A Preferred Stock and PIPE Warrant to the Investor described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of this Report.

Exhibit No.	Description
10.1†(c)	Exclusive License Agreement with Oncoheroes Bioscience, Inc. dated January 2, 2022 (Stenoparib)
10.2†(c)	Exclusive License Agreement with Oncoheroes Bioscience, Inc. dated January 2, 2022 (Dovitnib)
10.3†(c)	Amended and Restated License Agreement among Allarity Therapeutics Europe ApS, LiPlasome Pharma ApS, and Chosa ApS dated March 28, 2022
10.4†(c)	Support Agreement between Allarity Therapeutics A/S and LiPlasome Pharma ApS, dated March 28, 2022
10.5(a)	First Amendment to License Agreement between Novartis Pharma Ag and Allarity Therapeutics Europe ApS
10.6(a)	Convertible Promissory Note
10.7(b)	Forbearance Agreement and Waiver
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)	Incorporated by reference from Form 8-K filed with the SEC on April 18, 2022.
(b)	Incorporated by reference from Form 8-K filed with the SEC on May 6, 2022.
(c)	Incorporated by reference from Form 10-K filed with the SEC on May 17, 2022.

†	Certain portions of this exhibit are omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLARITY THERAPEUTICS, INC., A Delaware Corporation

Date: May 27, 2022	By:	/s/ Steve Carchedi
		Name:	Steve Carchedi
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 27, 2022	By:	/s/ Jens Erik Knudsen
		Name:	Jens Erik Knudsen
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)