Form 10-Q
period 2022-06-30
Allarity Therapeutics, Inc.
filed 2022-10-07
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of October 7, 2022, the registrant had 10,260,157 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except for share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$7,677	$19,555
Other current assets	235	625
Prepaid expenses	876	36
Tax credit receivable	1,331	838
Total current assets	10,119	21,054
Non-current assets:
Investment in Lantern Pharma Inc. stock	254	350
Property, plant and equipment, net	5	8
Operating lease right of use assets	42	86
Intangible assets, net	12,811	28,135
Total assets	$23,231	$49,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,555	$698
Accrued liabilities	1,429	8,590
Income taxes payable	23	60
Operating lease liabilities, current	54	98
Derivative liabilities	2,882	—
Warrant liability	1,519	11,273
Total current liabilities	11,462	20,719
Non-current liabilities
Convertible promissory note and accrued interest, net	1,031	979
Operating lease liabilities, net of current portion	—	9
Deferred tax	656	1,961
Derivative liabilities	—	7,181
Total liabilities	13,149	30,849
Commitments and contingencies (Note 21)
Redeemable convertible preferred stock
Series A Convertible Preferred stock $0.0001 par value (500,000 shares authorized) shares issued and outstanding at June 30, 2022 and December 31, 2021 were 17,018 and 19,800, respectively	2,116	632
Stockholders’ equity
Common stock, $0.0001 par value (30,000,000 shares authorized) shares issued and outstanding at June 30, 2022 and December 31, 2021 were 9,283,295 and 8,096,014 respectively	1	1
Additional paid-in capital	83,868	85,243
Accumulated other comprehensive loss	(1,228)	(600)
Accumulated deficit	(74,675)	(66,492)
Total stockholders’ equity	7,966	18,152
Total liabilities, redeemable convertible preferred stock & stockholders’ equity	$23,231	$49,633

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(U.S. dollars in thousands, except for share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating expenses:		(Restated)		(Restated)
Research and development	$1,696	$2,279	$2,985	$3,531
Impairment of intangible assets	—	—	14,007	—
General and administrative	3,146	2,097	6,159	3,307
Total operating expenses	4,842	4,376	23,151	6,838
Loss from operations	(4,842)	(4,376)	(23,151)	(6,838)
Other income (expenses)
Income from sale of IP	—	—	1,780	—
Interest income	5	—	5	—
Interest expense	(33)	(166)	(72)	(245)
Finance expense	—	(393)	—	(480)
Loss on investment	(34)	(67)	(70)	(180)
Foreign exchange losses	(269)	(41)	(538)	(80)
Change in fair value adjustment of derivative and warrant liabilities	874	(25)	13,440	20
Penalty on Series A Preferred stock liability	(800)	—	(800)	—
Loss on extinguishment of convertible debt	—	(25)	—	(141)
Change in fair value of convertible debt	—	(273)	—	(474)
Net other income (loss)	(257)	(990)	13,745	(1,580)
Net loss for the period before tax expense	(5,099)	(5,366)	(9,406)	(8,418)
Income tax benefit (expense)	(4)	(30)	1,223	(63)
Net loss	(5,103)	(5,396)	(8,183)	(8,481)
Deemed dividend of 8% on Preferred stock	—	—	(1,572)	—
Cash paid on converted Series A Preferred stock	(1,377)	—	(1,511)	—
Net loss attributable to common stockholders	$(6,480)	$(5,396)	$(11,266)	$(8,481)

Basic and diluted net loss per common stock	$(0.72)	$(1.08)	$(1.30)	$(1.78)
Weighted-average number of common stock outstanding, basic and diluted	9,016,754	5,017,183	8,654,574	4,776,643
Other comprehensive loss, net of tax:
Net loss	$(5,103)	$(5,396)	$(8,183)	$(8,481)
Change in cumulative translation adjustment	(414)	(300)	(628)	(759)
Change in fair value attributable to instrument specific credit risk	—	(3)	—	(9)
Comprehensive loss attributable to common stockholders	$(5,517)	$(5,699)	$(8,811)	$(9,249)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)

(U.S. dollars in thousands, except for share data)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Obligation to Issue	Accumulated Other Comprehensive	(Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Income	Deficit)	Equity
Balance, December 31, 2020 (Restated)	—	$—	4,252,021	$1	$62,907	$—	1,375	$(39,844)	$24,439
Debt conversion			528,810	—	2,384	—	—	—	2,384
Stock based compensation	—	—	—	—	195	—	—	—	195
Currency translation adjustment	—	—	—	—	—	—	(459)	—	(459)
Fair value of instrument specific Credit risk	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	(3,085)	(3,085)
Balance, March 31, 2021	—	—	4,780,831	1	65,486	—	910	(42,929)	23,468
Debt conversion			99,383	—	496	—	—	—	496
Units issued for cash	—	—	2,417,823		12,109	—	—	—	12,109
Warrants exercised for cash	—	—	5,433	—	16	—	—	—	16
Fair value of investor warrants (TO3)	—	—	—	—	(2,000)	—	—	—	(2,000)
Share issuance costs	—	—	—	—	(1,991)	2,384	—	—	393
Stock based compensation	—	—	—	—	433	—	—	—	433
Cumulative translation adjustment			—	—	—	—	(300)	—	(300)
Fair value of instrument specific credit risk	—	—	—	—	—	—	(3)	—	(3)
Net loss (Restated)	—	—	—	—	—	—	—	(5,396)	(5,396)
Balance, June 30, 2021 (Restated)	—	$—	7,303,470	$1	$74,549	$2,384	$607	$(48,325)	$29,216

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	(Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Equity
Balance, December 31, 2021	19,800	$632	8,096,014	$1	$85,243	$(600)	$(66,492)	$18,152
Conversion of preferred stock into common stock	(1,973)	(62)	746,276	—	62	—	—	62
Floor price liability	—	—	—	—	(133)	—	—	(133)
Reclassification of derivative liabilities related to converted preferred stock	—	—	—	—	452	—	—	452
Deemed dividend of 8% on preferred stock	—	1,572	—	—	(1,572)	—	—	(1,572)
Stock based compensation	—	—	—	—	1,065	—	—	1,065
Currency translation adjustment	—	—	—	—	—	(214)	—	(214)
Net loss	—	—	—	—	—	—	(3,080)	(3,080)
Balance, March 31, 2022	17,827	2,142	8,842,290	1	85,117	(814)	(69,572)	14,732
Conversion of preferred stock into common stock	(809)	(26)	441,005	—	26	—	—	26
Floor price liability	—	—	—	—	(1,377)	—	—	(1,377)
Reclassification of derivative liabilities related to converted preferred stock	—	—	—	—	161	—	—	161
Stock based compensation, net	—	—	—	—	(59)	—	—	(59)
Currency translation adjustment	—	—	—	—	—	(414)	—	(414)
Net loss	—	—	—	—	—	—	(5,103)	(5,103)
Balance, June 30, 2022	17,018	$2,116	9,283,295	$1	$83,868	$(1,228)	$(74,675)	$7,966

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in thousands)

	Six months ended June 30,
	2022	2021
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,183)	$(8,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Proceeds from sale of IP	(1,780)	—
Penalty on Series A Preferred stock liability	800	—
Depreciation and amortization	47	53
Intangible asset impairment	14,007	—
Stock-based compensation	1,006	628
Unrealized foreign exchange loss	538	80
Non-cash finance expense	—	480
Non-cash interest	52	48
Loss on investment	70	180
Change in fair value adjustment of convertible debt	—	474
Loss on extinguishment of convertible debt	—	141
Change in fair value adjustment of warrant and derivative liabilities	(13,440)	(20)
Deferred income taxes	(1,223)	(22)
Changes in operating assets and liabilities:
Other current assets	355	(311)
Tax credit receivable	(593)	(474)
Prepaid expenses	(887)	156
Accounts payable	5,175	222
Accrued liabilities	(5,820)	76
Income taxes payable	(34)	(1)
Operating lease liability	(53)	(62)
Net cash used in operating activities	(9,963)	(6,833)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of IP	809	—
Net cash provided by investing activities	809	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	—	(23)
Cash paid in connection with conversion of Series A Preferred Stock	(1,511)	—
Penalty on Series A preferred stock liability	(800)	—
Proceeds from common share issuance	—	12,109
Proceeds from exercised warrants	—	16
Common share issuance costs	—	(121)
Proceeds from convertible loan	—	1,140
Loan proceeds	—	2,858
Repayment of loan	—	(2,944)
Net cash (used) provided by financing activities	(2,311)	13,035
Net increase (decrease) in cash	(11,465)	6,202
Effect of exchange rate changes on cash	(413)	98
Cash, beginning of period	19,555	298
Cash, end of period	$7,677	$6,598
Supplemental information
Cash paid for income taxes	$1	$—
Cash paid for interest	$20	$55
Supplemental disclosure of non-cash investing and financing activities:
Offset of payable against receivable from sale of IP	$971	$—
Conversion of Series A Convertible Preferred stock to equity	$701	$—
Deemed 8% dividend on Series A Preferred shares	$1,572	$—
Conversion of convertible debt to common shares	$—	$2,825
Common shares issued to settle accounts payable	$—	$55
Right of use asset modification	$—	$145

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(U.S. dollars in thousands, except for share and per share data and where otherwise noted)

1. Organization, Principal Activities, and Basis of Presentation

Allarity Therapeutics, Inc. and Subsidiaries (the “Company”) is a clinical stage pharmaceutical company that develops drugs for the personalized treatment of cancer using drug specific companion diagnostics (cDx) generated by its proprietary drug response predictor technology, DRP®. Additionally, the Company, through its Danish subsidiary, Allarity Therapeutics Europe ApS (previously Oncology Venture Product Development ApS), specializes in the research and development of anti-cancer drugs.

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

The Company has incurred significant losses and has an accumulated deficit of $74.7 million as of June 30, 2022. Our current cash position is insufficient to fund our current operating plan and planned capital expenditures for the next 12 months. These conditions give rise to a substantial doubt over the Company’s ability to continue as a going concern.

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

(b) Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) as established by the Financial Accounting Standards Board (the “FASB”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated balance sheet, results of operations and comprehensive loss, statements of changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the current year ending December 31, 2022. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2021, and 2020 thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 17, 2022.

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

(f) Reclassification

Certain amounts in prior periods financial statements have been reclassified to conform to current period presentation.

2. Restatement of Previously Issued Financial Statements

The Company has restated its financial statements as of and for the three- and six-month periods ended June 30, 2021 to correct the following errors:

(a) At the time of issuance of the TO3 Warrants on June 24, 2021, a Black-Scholes model was used, and a value of $5,151 was calculated using the following factors: share price $5.5; exercise price $10.05; historical and expected volatility 104.20%; option life 24 months, expected dividends 0%; and risk-free interest rate (0.52)% however certain market conditions were not considered. After the issuance of the Company’s June 30, 2021, unaudited, condensed consolidated financial statements, management corrected its valuation method to incorporate Monte Carlo simulations under different market conditions, as scheduled below, resulting in a probability weighted value of the TO3 warrants of $2,000 and $2,100 at June 24, 2021 and June 30, 2021 respectively. And warrants exercised on September 13, 2021, were re-valued at $206 using a Black-Scholes model with the assumptions noted below.

	June 24, 2021	June 30, 2021	September 13, 2021
Exercise price	$10.05	$9.95	$9.86
Stock price	$5.50	$6.3	$10.61
Risk-free interest	(0.55)%	(0.56)%	(0.50)%
Expected dividend yield	0%	0%	0%
Contractual life (in years)	2.0	1.8	0.1
Expected volatility	104%	98%	104%

The restatement relates to the accounting for the derivative liability, a correction to allocate $393 of offering costs from equity to finance expense, and a reduction in value of the exercised warrants from $483 to $206. Based upon the above, values attributed to the derivative liability, the change in value of the derivative liability, interest costs, and foreign exchange have been adjusted in the following tables for each of the periods presented below:

(b) The Company identified a convertible promissory note that was previously unrecorded. The Company assumed this promissory note as part of the 2018 acquisition of Oncology Venture Product Development ApS (the “2018 Merger”). This promissory note (the “Note”) should have been recorded at fair value at the date of acquisition and accreted over time to its face value. To correct this error, the Company has made adjustments before tax to: 1) record an $880 adjustment to the January 1, 2021 opening balance of accumulated losses on the statement of equity to reflect the fair value of the Note at December 31, 2019 of $699 and accrued interest of $181 as reflected in i. below, 2) record the amortized cost of the Note of $928 as a non-current liability as of June 30, 2021, and 3) record the interest and accretion for the three months ended  June 30, 2021 $24; and by $48 for the six months ended June 30, 2021. The restatement tax effect of the Note is included in (c) below.

(c) The Company identified an error in the valuation allowance relating to its deferred tax assets as of June 30, 2021, and the income tax provision for the periods ended June 30, 2021. In determining the valuation allowance in the previously issued financial statements, the Company assumed a reversal time frame for its most significant deferred tax liability related to IPR&D that was inconsistent with the classification of the IPR&D as indefinite-lived intangible assets. Consequently, an additional valuation allowance is necessary as of June 30, 2021. To correct this error, the Company made adjustments to (1) increase the January 1, 2021 deferred tax liability and deficit by $1,532; (2) increase the deferred tax liability as of June 30, 2021 by $288; (3) increase income tax receivable by $93; and (4) reduce the tax benefit for the three months ended June 30, 2021 by $403 and by $718 for the six months ended June 30, 2021 in the consolidated statement of operations and comprehensive loss.

(d) The Company corrected certain classification matters related to the presentation of extinguishment of debt, and the allocation of stock-based compensation expense and certain legal between research and development and general and administrative costs. In addition, the tax credit of $219 for the three months ended June 30, 2021; and $438 for the six months ended June 30, 2021, was presented as a tax benefit in the income tax provision line. However, since it is not dependent on the generation of taxable income the presentation has been corrected to reflect the tax credit as a reduction of research and development expenses in the same amounts in the statement of operations.

(e) The Company has corrected its cash flow statement for the six-month period ended June 30, 2021, to adjust for the corrections discussed in paragraph (a) – (d) and to align the translation method with its December 31, 2021, financial statements resulting in total net adjustments of ($187) to operating cash flows; ($27) to financing cash flows; and $214 to foreign exchange effect on cash.

i.	Balance sheets

Opening accumulated deficit as of January 1, 2021 was corrected as follows:

Total accumulated deficit, as previously reported at January 1, 2021	$(37,432)
Convertible promissory note and accrued interest, net	(880)
Deferred tax valuation allowance	(1,532)
Total accumulated deficit, as restated at January 1, 2021	$(39,844)

	Impact of correction of errors quarter ended
June 30, 2021	As previously reported	Adjustments	As restated

Income tax receivable	$1,253	$93	$1,346
Other assets	37,527	—	37,527
Total assets	$38,780	$93	$38,873
Total current liabilities	$4,335	$—	$4,335
Convertible promissory note, net of unamortized discount	—	928	928
Deferred tax	293	1,820	2,113
Derivative and warrant liabilities	5,270	(3,051)	2,219
Non-current operating lease liabilities	62	—	62
Total liabilities	9,960	(303)	9,657
Common stock	732	(731)	1
Additional paid-in capital	70,274	4,275	74,549
Obligation to issue shares	2,384	—	2,384
Accumulated other comprehensive income	520	87	607
Accumulated deficit	(45,090)	(3,235)	(48,325)
Total stockholders’ equity	28,820	396	29,216
Total liabilities and stockholders’ equity	$38,780	$93	$38,873

ii.	Statements of operations

	Impact of correction of errors - quarter
Three months ended June 30, 2021	As previously reported	Adjustments	As restated
Operating expenses
Research and development
Tax credit	$—	$(219)	$(219)
Staffing expenses	248	147	395
Other research and development costs	1,850	253	2,103
Total research and development	2,098	181	2,279
General and administrative
Audit and legal	1,429	(253)	1,176
Staffing expenses	911	(147)	764
Other general and administrative costs	157	—	157
Total general and administrative	2,497	(400)	2,097
Total operating expenses	4,595	(219)	4,376
Loss from operations	(4,595)	219	(4,376)
Other income (expenses)
Finance expense	—	(393)	(393)
Interest expense	(382)	216	(166)
Change in fair value adjustment of warrant and derivative liabilities	75	(100)	(25)
Foreign exchange gain (loss)	1	(42)	(41)
Change in fair value of convertible debt	(98)	(175)	(273)
Loss on extinguishment of convertible debt	—	(25)	(25)
Loss on investment	(67)	—	(67)
Other expense, net	(471)	(519)	(990)
Net loss before income tax benefit (expense)	(5,066)	(300)	(5,366)
Income tax benefit (expense)	373	(403)	(30)
Net loss	$(4,693)	$(703)	$(5,396)
Basic and Diluted Net Loss per Share	$(0.94)	$(0.14)	$(1.08)
Weighted Average Shares Outstanding – Basic and Diluted	5,017,183	5,017,583	5,017,583

	Impact of correction of errors – year to date
Six months ended June 30, 2021	As previously reported	Adjustments	As restated
Operating expenses
Research and development
Tax credit	$—	$(438)	$(438)
Staffing expenses	496	214	710
Other research and development costs	3,259	—	3,259
Total research and development	3,755	(224)	3,531
General and administrative
Staffing expenses	1,584	(214)	1,370
Other general and administrative expenses	1,937	—	1,937
Total general and administrative expenses	3,521	(214)	3,307
Loss from operations	(7,276)	438	(6,838)
Other income (expenses)
Finance expense	—	(480)	(480)
Interest expense	(509)	264	(245)
Change in fair value adjustment of warrant and derivative liabilities	30	(10)	20
Loss on extinguishment of convertible debt	—	(141)	(141)
Change in fair value of convertible debt	(298)	(176)	(474)
Others	(260)	—	(260)
Other (expense, net)	(1,037)	(543)	(1,580)
Net (loss) before income tax	(8,313)	(105)	(8,418)
Income tax benefit (expense)	655	(718)	(63)
Net loss	$(7,658)	$(823)	$(8,481)
Basic and Diluted Net Loss per Share	$(1.60)	$(0.18)	$(1.78)
Weighted Average Shares Outstanding - Basic and Diluted	4,776,643	4,776,643	4,776,643

iii. Statement of Cash Flows

	Impact of correction of errors – Six months ended June 30, 2021
	As previously reported	Adjustments	As restated

Net loss	$(7,658)	$(823)	$(8,481)
Items not affecting cash:
Deferred income taxes	(310)	288	(22)
Change in fair value adjustment of warrant and derivative liabilities	(30)	10	(20)
Foreign currency loss (gain)	(4)	84	80
Loss on extinguishment of convertible debt	—	141	141
Fair value adjustment of convertible debt	383	91	474
Depreciation and amortization	18	35	53
Non-cash lease expense	58	(58)	—
Non-cash finance expense	—	480	480
Non-cash interest	451	(403)	48
Loss on investment	180	—	180
Stock based compensation	628	—	628
Changes in operating assets and liabilities:
Other current assets	(230)	(81)	(311)
Tax credit receivable	(345)	(129)	(474)
Prepaid expenses	93	63	156
Accounts payable	152	70	222
Accrued liabilities	15	61	76
Income taxes payable	—	(1)	(1)
Operating lease liability	(47)	(15)	(62)
Net cash used in operating activities	(6,646)	(187)	(6,833)
Cash flows from financing activities:
Line of credit	(23)	—	(23)
Proceeds from common share issuance	12,125	(16)	12,109
Proceeds from exercised warrants	—	16	16
Share issuance costs	(250)	129	(121)
Proceeds from convertible loan	1,200	(60)	1,140
Loan proceeds	2,945	(87)	2,858
Repayment of loan	(2,935)	(9)	(2,944)
Net cash provided by financing activities	13,062	(27)	13,035
Net increase in cash	6,416	(214)	6,202
Foreign exchange effect on cash	(116)	214	98
Cash beginning of period	298	—	298
Cash end of period	$6,598	$—	$6,598

3. Summary of Significant Accounting Policies

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

(d) Cash

Cash consists primarily of highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had no cash equivalents or restricted cash on June 30, 2022, and December 31, 2021.

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

(f) Accumulated other comprehensive (loss)

Accumulated other comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive loss in the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended June 30, 2022, and June 30, 2021, the Company recorded accumulated foreign currency translation losses of ($414) and ($300) respectively; and instrument specific credit risk losses of $0 and ($3) respectively. During the six months ended June 30, 2022, and June 30, 2021, the Company recorded accumulated foreign currency translation losses of ($628) and ($759) respectively; and instrument specific credit risk losses of $0 and ($9) respectively.

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

(j) Recently Issued Accounting Pronouncements

Changes to GAAP are established the FASB in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. All other ASUs issued through the date of these financial statements were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s condensed consolidated financial position and results of operations.

4. Other Current Assets

The Company’s other current assets are comprised of the following:

	June 30, 2022	December 31, 2021
Deposits	$51	$53
Salary deposit	83	65
Value added tax (“VAT”) receivable	101	507
Net other current assets	$235	$625

5. Prepaid Expenses

	June 30, 2022	December 31, 2021
Prepaid insurance	$818	$14
Other prepayments	58	22
	$876	$36

6. Investment

The Company owns 43,898 common shares in Lantern Pharma Inc. (“Lantern Pharma”) because of a prior license agreement made with Lantern Pharma in 2017. During June 2020 Lantern Pharma became publicly listed. As at June 30, 2022 the fair value of the shares was $254. In the six months ended June 30, 2022, and June 30, 2021, the Company recognized a loss on its shares in Lantern Pharma of $96 (including foreign exchange loss of $26) and $180 respectively. During July 2022, the Company sold its 43,898 common shares in Lantern Pharma in exchange for net proceeds of $182 and recognized a loss of $72.

	June 30,	December 31,
	2022	2021
Opening balance	$350	$845
Loss recognition	(96)	(495)
Ending balance	$254	$350

7. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Laboratory equipment	$329	$336
Less: accumulated depreciation	(324)	(328)
	$5	$8

Depreciation expense for property, plant and equipment and right of use assets for the six months ended June 30, 2022 and June 30, 2021 was $47 and $53 respectively.

8. Intangible assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

IPR&D Assets
Opening balance, December 31, 2021	$28,135
Impairment recognized during the period	(14,007)
Foreign translation adjustment	(1,317)
Ending balance, June 30, 2022	$12,811

	IPR&D Assets	Acquired Patents
Opening balance, December 31, 2020	$35,896	$78
Impairment recognized during the year	(7,761)	—
Accumulated amortization	—	(78)
Ending balance, December 31, 2021	$28,135	$—

As a result of both the Company’s February 15, 2022, receipt of a Refusal to File (“RTF”) from the U.S. Food and Drug Administration regarding the Company’s new drug application (“NDA”) for Dovitinib, and the current depressed state of the Company’s stock price, the Company has performed an impairment assessment on its individual intangible assets utilizing a discounted cash flow model with a weighted average cost of capital (“WACC”) of 16%, and recognized an impairment charge of $14,007 during the six month period ended June 30, 2022. Individually material development projects in progress are as follows:

	June 30,	December 31,
	2022	2021
Stenoparib	$12,811	$25,407
Dovitinib	—	2,728
Total	$12,811	$28,135

9. Accrued liabilities

The Company’s accrued liabilities are comprised of the following:

	June 30,	December 31,
	2022	2021
Development cost liability	$54	$6,750
Payroll accruals	776	1,088
Accrued Board member fees	74	54
Accrued audit and legal	199	316
Other	326	382
	$1,429	$8,590

10. Loan

2021 Loan

Effective March 22, 2021, the Company received a loan facility of up to $2,900, net of a 3% loan origination fee of $87, recorded as finance costs in the condensed consolidated statement of operations and comprehensive loss; bearing interest at 3% per month, and due on June 23, 2021. During the six-month period ended June 30, 2021 the Company received $2,858 pursuant to the terms of the loan.

In exchange for the loan, the Company committed to complete a rights offering and issued common shares. The rights offering was completed before June 23, 2021, and as of June 30, 2021, the loan balance of $2,944 and interest of $204 were paid to the lender.

11. Convertible promissory note, net

On April 12, 2022, Allarity Therapeutics Denmark ApS (formerly OV-SPV2 ApS) (“Allarity Denmark” or “OV-SPV2 ApS”), a subsidiary of Allarity Therapeutics Europe ApS (“Allarity Europe”), which is a wholly-owned subsidiary of Allarity Therapeutics, Inc., re-issued a Convertible Promissory Note (the “Promissory Note”) to Novartis Pharma AG, a company organized under the laws of Switzerland (“Novartis,” and together with Allarity Europe, the “License Parties”) in the principal amount of $1,000. The Promissory Note was re-issued pursuant to the First Amendment to License Agreement, with an effective date of March 30, 2022 (the “First Amendment”), entered into by and between the License Parties, which amended the License Agreement dated April 6, 2018 (the “Original Agreement”) previously entered into by the License Parties relating to the Compound (as defined in the Original Agreement). The First Amendment amends and restates Section 11.7 of the Original Agreement to add the revised Note to the list of enforceable claims in the second paragraph of Section 11.7 making the revised Note enforceable under New York law as a legal obligation of Allarity Denmark. All other provisions of the Original Agreement and Promissory Note were unchanged and remain in full force and effect.

In consideration of the licenses and rights granted, Allarity Europe paid Novartis a one-time, non-refundable, non-creditable upfront payment consisting of $1,000 (“Upfront Payment”) and issued to Novartis a Promissory Note with an initial principal balance equal to $1,000, which Allarity Europe caused its affiliate, OV-SPV2, to issue to Novartis. In accordance with the terms of the Promissory Note, all payments shall be applied first to accrued interest, and thereafter to principal. The outstanding principal amount of the Promissory Note, plus any accrued interest thereon, shall be due and payable on the earlier to occur of: (i) the seventh (7th) anniversary of April 6, 2018; and (ii) an event of default (the “Maturity Date”).

The Promissory Note pays simple interest on the outstanding principal amount from the date until payment in full, which interest shall be payable at the rate of five percent (5%) per annum. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The entire outstanding principal balance of the Promissory Note and all accrued interest shall be fully due and payable on the Maturity Date. The Promissory Note is convertible upon an initial public offering (“IPO”) of OV-SPV2 and allows Novartis a one-time right to exchange the Promissory Note for such number of equity securities of OV-SPV2 equal to three percent (3%) of OV-SPV2’ outstanding equity securities, calculated on a fully diluted as-converted to common stock basis, held by all holders of equity securities of OV-SPV2 immediately prior to the closing of the IPO.

As the Promissory Note was assumed in connection with the 2018 Merger, the Company recognized the Promissory Note and related accrued interest at its fair value. The Company utilized a third-party valuation specialist to estimate the fair value of the Promissory Note and related accrued interest. Based on the specialist’s valuation, the Company recognized the Promissory Note and related accrued interest at its estimated fair value, based upon an equivalent market interest rate of 12.875%, of approximately $787 on December 31, 2019, and recognized interest expense of $93 and $99 in the years ended December 31, 2020 and December 31, 2021 respectively and a corresponding increase in liability, resulting in a net liability of $979 and $880 at each of December 31, 2021 and December 31, 2020 respectively. The Company will measure the Promissory Note at amortized cost in subsequent reporting periods.

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

During the six-month periods ended June 30, 2022, and June 30, 2021, the Company recorded $52 and $48 respectively to interest expense and increased the convertible promissory note liability by the same amount. The roll forward of the Promissory Notes as of June 30, 2022, and December 31, 2021, is as follows:

	June 30, 2022	December 31, 2021
Convertible promissory note	$1,000	$1,000
Less debt discount, opening	(215)	(263)
Plus, accretion of debt discount, interest expense	27	48
Convertible promissory note, net of discount	812	785
Interest accretion, opening	194	143
Interest accretion, expense	25	51
Ending balance	$1,031	$979

12. Convertible debt

On March 31, 2020 the Company entered into an agreement to issue up to $10,100 (the “Commitment”) to be funded in tranches (“Tranches”) of ten non-interest-bearing notes (“Notes”) convertible into new shares of the Company, each with a value of $1,010; 95% of each Tranche is received in cash, net of a 5% fee, and the conversion price of the Notes is 95% of the lowest closing volume weighted average price as reported by Bloomberg (“VWAP”). The Company accounted for the Notes issued under the FVO election whereby the financial instrument is initially measured at its issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting date. The estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying condensed consolidated statements of operations under the caption “change in fair value of convertible debt”.

The Company determined the fair value of the Notes using a discounted cash flow valuation technique with a WACC of 15%. The Company estimates the change in fair value attributable to the instrument specific credit risk of the Notes at 1% under the fair value option and accordingly has recognized a loss of $9 in other comprehensive income during the six-month period ended June 30, 2021.

The roll forward of the Notes for the period ended June 30, 2021, is as follows:

June 30, 2021
Opening fair value	$1,327
Convertible debt issued in the period	1,140
Change in fair value reported in statement operations	474
Foreign exchange	(116)
Conversion of notes to common stock	(2,825)
Ending fair value balance at June 30, 2021	$—

An effective interest rate determines the fair value of the Notes. The notes are unlisted and therefore, they are categorized as Level 3 in accordance with ASC 820, “Fair Value Measurements and Disclosures.” The Notes were fully converted to shares during the period ended June 30, 2021.

13. Series A Preferred Stock and Common Stock Purchase Warrants

(a) Series A Preferred Stock Terms

On May 20, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with 3i, LP, a Delaware limited partnership (“3i”) for the purchase and sale of 20,000 shares of our Series A Convertible Preferred Stock (the “Preferred Shares”) for $1,000 per share for an aggregate purchase price of $20 million (the “PIPE Investment”) with accompanying common stock purchase warrants (the “3i Warrants”). On December 8, 2021, the Board adopted resolutions to create a series of twenty thousand (20,000) shares of preferred stock, par value $0.0001, designated as “Series A Convertible Preferred Stock.” On December 14, 2021, we filed a Certificate of Designations (the “COD”) setting forth the rights, preferences, privileges and restrictions for 20,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”). On December 20, 2021, we issued 20,000 shares of Preferred Stock at $1,000 per share and a common stock purchase warrant to purchase 2,018,958 shares of common stock at an initial exercise price of $9.9061 to 3i for an aggregate purchase price of $20 million.

Except to the extent that the holders of at least a majority of the outstanding Series A Preferred Stock (the “Required Holders”) expressly consent to the creation of Parity Stock (as defined below) or Senior Preferred Stock (as defined below), all shares of capital stock are junior in rank to all Series A Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company (such junior stock is referred to herein collectively as “Junior Stock”). The rights of all such shares of capital stock of the Company will be subject to the rights, powers, preferences and privileges of the Series A Preferred Stock. Without limiting any other provision of the COD, without the prior express consent of the Required Holders, voting separate as a single class, the Company will not hereafter authorize or issue any additional or other shares of capital stock that is (i) of senior rank to the Series A Preferred Stock in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company (collectively, the “Senior Preferred Stock”), (ii) of pari passu rank to the Series A Preferred Stock in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company (collectively, the “Parity Stock”) or (iii) any Junior Stock having a maturity date or any other date requiring redemption or repayment of such shares of Junior Stock that is prior to the first anniversary of the December 20, 2021. In the event of the merger or consolidation of the Company with or into another corporation, the Series A Preferred Stock will maintain their relative rights, powers, designations, privileges and preferences provided for herein and no such merger or consolidation will result inconsistent therewith.

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

Under the terms of the COD, the initial fixed conversion price of the Series A Preferred Stock is $9.9061, subject to adjustment. In the event that (i) the average of the VWAP of the Company’s shares for each of the five (5) trading days immediately preceding the date of delivery is less than the fixed conversion price of $9.9061 (a “Price Failure”), or (ii) the sum of (x) the aggregate daily dollar trading volume (as reported on Bloomberg) of our common stock on Nasdaq during the ten (10) trading day period ending on the trading day immediately preceding such date of determination, divided by (y) ten (10), is less than $1,500 (a “Volume Maximum Failure”), each share of Series A Preferred Stock is entitled to convert at a price equal to 90% of the sum of the two (2) lowest VWAPs during the ten (10) trading day period immediately preceding the date of delivery divided by two (2) (the “90% Conversion Price”), but not less than the Floor Price (as defined in the COD), or, at the time of such Price Failure or Volume Maximum Failure, the sum of the average daily U.S. Dollar volume for our common stock during the ten (10) days previous to conversion divided by ten (10) is less than $2 million then each share of Series A Preferred Stock is entitled to convert at the lower of the fixed conversion price or a price equal to 80% of the sum of the two (2) lowest VWAPs during the ten (10) trading day period immediately preceding delivery divided by two (2) (the “80% Conversion Price”), but not less than the Floor Price (such 80% Conversion Price or 90% Conversion Price, as the case may be, the “Alternate Conversion Price”).

In addition, the COD and the Warrant provides for an adjustment to the conversion price and exercise of the Warrant in the event of a “new issuance” of our common stock, or common stock equivalents, at a price less than the applicable conversion price of the Series A Preferred Stock or exercise price of the Warrant. The adjustment is a “full ratchet” adjustment in the conversion price of the Series A Preferred Stock and the exercise price of the Warrant equal to the lower of the new issuance price or the then existing conversion price of the Series A Preferred Stock or exercise price of Warrant, with few exceptions. Furthermore, if we fail to maintain an adequate number of authorized and unissued shares of our common stock in reserve and we are unable to deliver shares or our common stock upon conversion of the Preferred Stock, we may be required to redeem the shares we were unable to deliver at a price equal to the highest closing price of our common stock during the time between the failure to deliver shares of our common stock and the redemption date.

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

(b) Series A Preferred Stock Triggering Event

As more specifically discussed below, a “Triggering Event” under the COD occurred on April 29, 2022, under Section 5(a)(ii) of the COD, which would have resulted in the following unless 3i, agreed to forebear and/or waive its rights under the COD:

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

2. A “Triggering Event Redemption Right” will commence and remain open for a period of 20 trading days from the later of the date the Triggering Event is cured or the receipt by 3i of the Triggering Event Notice. Under the Triggering Event Redemption Right, if elected by the holder of the Preferred Shares, the Company would be obligated to redeem all or a portion of the Preferred Shares for a minimum of 125% of the stated value of the Preferred Shares. Concurrently, under the provisions of the PIPE Warrant, if elected by 3i, the Company would be obligated to redeem the PIPE Warrant for the Black Sholes Triggering Event Value as defined in the warrant agreement.

3. A “Registration Delay Payment” will accrue on April 22, 2022 (the expiration of the Allowable Grace Period under the RRA) in the amount of 2% of 3i’s “Purchase Price” as defined in the Securities Purchase Agreement which is approximately 2% of $20 million, or $400 and will continue to accrue at 2% every 30 days thereafter. Additionally, a late charge of 2% per month will accrue on any payments that are not paid when due. The Registration Delay Payments will stop accruing when the post-effective amendment is declared effective by the SEC at which time the registration statement and its prospectus will again be available for the resale of common stock.

On May 4, 2022, the Company and 3i entered into a Forbearance Agreement and Waiver, dated April 27, 2022, wherein 3i confirmed that no Triggering Event as defined under the COD has occurred prior to April 27, 2022, that a Triggering Event under Section 5(a)(ii) will and has occurred on April 29, 2022, and that in consideration for the Registration Delay Payments the Company is obligated to pay under the RRA, and additional amounts the Company is obligated to pay under the COD and 3i’s legal fees incurred in the preparation of the Forbearance Agreement and Waiver in the aggregate of $539 paid upon execution of the Forbearance Agreement and Waiver, and so long as the Company pays the Registration Delay Payments that become due and payable under the RRA after the execution of the Forbearance Agreement and Waiver, 3i has agreed to forbear exercising any rights or remedies that it may have under the COD that arises as a result of a Triggering Event under Section 5(a)(ii) of the COD and Section 4(c)(ii) of the PIPE Warrant until the earlier to occur of (i) the date immediately prior to the date of occurrence of a Bankruptcy Triggering Event, (ii) the date of occurrence of any other Triggering Event under Section 5(a) of the COD (excluding any Triggering Event arising solely as a result of Section 5(a)(ii) of the COD and Section 4(c)(ii) of the PIPE Warrant), (iii) the time of any breach by the Company under the Forbearance Agreement and Waiver, (iv) the Resale Availability Date as defined therein and (v) June 4, 2022 (such period, the “Forbearance Period”). Provided that the Company is not in breach of its obligations under Forbearance Agreement and Waiver, effective as of the Trading Day immediately following the date the Company cures the Triggering Event under Section 5(a)(ii) of the COD, 3i agrees to waive any rights or remedies that it may have under the COD that arises as a result of a Triggering Event under Section 5(a) of the COD and Section 4(c)(ii) of the PIPE Warrant that may have arisen prior to the date of the Forbearance Agreement and Waiver.

On June 6, 2022, we entered into that certain First Amendment to the Forbearance Agreement and Waiver with 3i, (the “Amendment”) to extend the forbearance period date under subsection 5 of Section 2 of the Forbearance Agreement and Waiver dated April 27, 2022 (the “Original Agreement”) from June 4, 2022 to June 20, 2022. In addition, the parties agreed that the forbearance period of June  20, 2022 may also be extended for an additional fifteen (15) days to July 5, 2022, provided that, on June 20, 2022 the Company will remove the restrictive legend on 441,005 shares of common stock of the Company issued in connection with the conversion of certain shares of Series A Preferred Stock (“Conversion Shares”) by 3i pursuant to the conversion notice dated May 2, 2022, and 3i is able to sell the Conversion Shares free of restrictions (including volume restrictions) pursuant to SEC Rule 144(b)(1)(i) (the “Legend Removal”).

The Original Agreement was entered into by the Company and 3i as a result of a delay under the Registration Rights Agreement dated May 20, 2021. Under the Original Agreement, in exchange for certain consideration, 3i agreed to forbear exercising any rights or remedies that it may have had under the COD in connection with certain Triggering Events (as described therein) until the earlier to occur of (i) the date immediately prior to the date of occurrence of a Bankruptcy Triggering Event, (ii) the date of occurrence of any other Triggering Event under Section 5(a) of the COD (excluding any Triggering Event arising solely as a result of Section 5(a)(ii) of the COD and Section 4(c)(ii) of the Warrant), (iii) the time of any breach by the Company under the Forbearance Agreement and Waiver, (iv) the Resale Availability Date as defined therein and (v) June 4, 2022 (such period, the “Original Forbearance Period”). As a result of the Amendment, the June 4, 2022, date has been amended to June 20, 2022, with the option to extend to July 5, 2022 subject to the Legend Removal.

(c) 3i Warrant Terms

Concurrently with the issuance of our Preferred Stock, the Company issued warrants to purchase 2,018,958 shares of the Company’s common stock at an exercise price of $9.9061 per share, subject to adjustments (“3i Warrants”). The material terms of the 3i Warrants are as follows:

(i)	The warrants have and term of three years and expire on December 20, 2024;

(ii)

The exercise of the 3i Warrants are subject to a beneficial ownership limitation of 4.99% which can be adjusted to a beneficial ownership limitation of 9.99% upon sixty-one (61) days’ prior written notice;

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

o

If the Company sells or issues any shares of common stock, options, or convertible securities at an exercise price less than a price equal to the 3i Warrant exercise price in effect immediately prior to such sale (a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the exercise price then in effect shall be reduced to an amount equal to the new issuance price;

o	Simultaneously with any adjustment to the exercise price, the number of 3i Warrant shares that may be purchased upon exercise of the 3i Warrant shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable hereunder for the adjusted number of 3i Warrant shares shall be the same as the aggregate exercise price in effect immediately prior to such adjustment (without regard to any limitations on exercise) and;

o	Voluntary adjustment reducing the exercise price for the Company to any amount and for any period deemed appropriate by the board of directors of the Company with the prior written consent of the Required Holders.

(iv)	In the event of either the Company consolidating or merging with or into another entity (the “Fundamental Transaction”), the sale or assignment of substantially all of the Company’s subsidiaries, or a Triggering Event (as defined in the COD), the holder is entitled to require the Company to pay the holder an amount in cash equal to the Black-Scholes value of the 3i Warrants on or prior to the later of the second trading after the date of request for payment and the date of consummation of the Fundamental Transaction; or at any time after the occurrence of the Triggering Event.

(d) Accounting

i.	Series A Convertible Preferred Stock

The Company evaluated the Series A Convertible Preferred Stock redemption feature and recorded it in mezzanine given the cash redemption right that is within the holder’s control.

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

The embedded conversion feature related to the convertible derivative liability has been recorded on the balance sheet as a current liability at its fair market value utilizing an appropriate valuation model considering all relevant assumptions current at the date of issuance and at each reporting period as described in Note 13(e).

ii.	3i Warrants

The 3i Warrants were identified as a freestanding financial instrument and meet the criteria for derivative liability classification, initially measured at fair value. Subsequent changes in fair value are recognized through earnings for as long as the contracts continue to be classified as a liability. The measurement of fair value is determined utilizing an appropriate valuation model considering all relevant assumptions current at the date of issuance and at each reporting period (i.e., share price, exercise price, term, volatility, risk-free rate and expected dividend rate).

(e) Series A Preferred Stock Conversions

Between January 1, 2022, and June 30, 2022, a total of 2,782 Series A Preferred shares were converted into 1,187,281 shares of our common stock, thereby reducing outstanding Series A Preferred shares at June 30, 2022 to 17,018. The fair value of the derivative liability associated with the Series A Preferred Stock converted during the six month period ended June 30, 2022, as determined by Monte Carlo simulations, was $613. Because the latest four conversions in the six-month period ended June 30, 2022, were completed at less than the agreed floor price, we recorded a floor price liability of $1,511 and recognized a $1,511 reduction of additional paid in capital. The liability was paid in cash prior to June 30, 2022.

Additionally, because the Company’s average daily dollar volume of stock trading was less than $2.5 million during a ten-day period in January 2022, the Company has recorded a one-time deemed dividend of 8% in the amount of $1,572 on preferred stock converted between February 1, 2022 and March 31, 2022 and the balance of Series A Preferred Stock outstanding as at March 31, 2022 as an increase to the value of the Series A Preferred Stock and a reduction of additional paid in capital. In addition, under the terms of the Registration Rights Agreement (“RRA”), during the period ended June 30, 2022, the Company has also paid 3i an additional $800 in Registration Delay Payments.

The following inputs were used for the Series A Preferred Stock conversions recorded in the six month period ended June 30, 2022 and the fair value of the Series A Preferred Derivative liability determined at June 30, 2022 and December 31, 2021:

	January 1, 2022 – June 30, 2022	December 31, 2021
Initial exercise price	$9.05 - $9.91	$9.91
Stock price on valuation date	$1.32 - $10.75	$10.37
Risk-free rate	1.03% - 2.95%	0.96%
Time to exercise (years)	2.47 - 2.96	2.97
Equity volatility	70% - 105%	70%
Probability of volume failure	93% - 99%	92%
Rounded 10-day average daily volume (in 1,000’s)	$297 - $873	$908

On June 30, 2022, the Company utilized the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to estimate the fair value of the 3i Warrants to be approximately $1,519. On December 31, 2021, the Company utilized Monte Carlo simulations models to estimate the fair value of the 3i Warrants to be approximately $11,273. The 3i Warrants were valued at June 30, 2022, and December 31, 2021, using the following inputs:

	June 30, 2022	December 31, 2021
Initial exercise price	$9.91	$9.91
Stock price on valuation date	$1.32	$10.50
Risk-free rate	2.91%	0.91%
Expected life of the 3i Warrant to convert (years)	2.48	3.0
Rounded annual volatility	120%	73%
Timing of liquidity event	February 15, 2023	Q3 2022 – Q2 2023
Expected probability of event	90%	90%

The accounting for the Series A Convertible Preferred Stock and 3i Warrants is illustrated in the tables below:

	Consolidated Balance Sheets				Consolidated Statement of Operations & Comprehensive Loss
	Warrant liability	Series A Preferred Derivative Liability	Series A Convertible Preferred Stock – Mezzanine	Additional paid-in capital	Finance Costs	Fair value adjustment to derivative and warrant liabilities

Subscription proceeds received on December 20, 2021	$11,273	$7,409	$1,318	$—	$—	$—
Costs allocated and expensed		—	(680)		877	—
December 21, 2021 conversion of 200 Series A Preferred Stock	—	(74)	(6)	80	—	—
Fair value adjustment at December 31, 2021	—	(154)	—	—	—	(154)
Balance, December 31, 2021	$11,273	$7,181	$632	$80	$877	$(154)

	Consolidated Balance Sheets					Consolidated Statement of Operations & Comprehensive Loss
	Warrant liability	Series A Preferred Derivative Liability	Series A Convertible Preferred Stock – Mezzanine Equity	Additional paid-in capital	Accrued Liabilities	Fair value adjustment to derivative and warrant liabilities

Balances, December 31, 2021	$11,273	$7,181	$632	$80	$—	$—
Conversion of 1,973 shares of Series A Preferred Stock	—	(452)	(62)	514	—	—
Floor price adjustment on conversion of 1,973 shares of Series A Preferred stock	—	—	—	(133)	133	—
8% deemed dividend on Preferred Stock	—	—	1,572	(1,572)	—	—
Fair value adjustment	(9,008)	(3,558)	—	—	—	12,566
Balances, March 31, 2022	2,265	3,171	2,142	(1,111)	133	12,566
Conversion of 809 shares of Series A Preferred Stock	—	(161)	(26)	187	—	—
Floor price adjustment on conversion of 809 shares of Series A Preferred Stock	—	—	—	(1,377)	1,377	—
Cash payment of accrued liabilities	—	—	—	—	(1,511)	—
Fair value adjustment	(746)	(128)	—	—	—	874
Balances, June 30, 2022	$1,519	$2,882	$2,116	$(2,301)	$(1)	$13,440

14. Derivative Liabilities

(a) Series A Preferred Stock Conversion Feature

The derivative scope exception under ASC 815 is not met because a settlement contingency is not indexed to the Company’s stock. Therefore, the redemption feature (derivative liability) has been bifurcated from the Series A Preferred Stock and recorded as a derivative liability. The derivative value of the Series A Preferred Stock Redemption Feature (the “Redemption Feature”) is the difference between the fair value of the Series A Preferred Stock with the Redemption Feature and the Series A Preferred Stock without the Redemption Feature. The Series A Preferred Stock Redemption Feature has been valued with a Monte Carlo Simulation model, using the inputs as described in Note 13(e).

(b) Investor Warrants

In connection with subscriptions of Offer Units in the rights issue carried out in June 2021, 2,417,824 investor warrants (“TO3 warrants”) have been granted to investors. All Warrants were vested as of their grant date, were exercisable for $10 per share and had an expiration date of April 15, 2023.

At June 30, 2021 total investor warrants outstanding of 3,504,582 were comprised of: 1,086,758 warrants outstanding exercisable at a weighted average exercise price of $36.0 per share and 2,417,824 TO3 warrants exercisable for $10.0 per share. No investor warrants were exercised or expired during the six-month period ended June 30, 2021.

(c) Valuation of Derivative Liabilities

The derivative liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value during the six-month periods ended June 30, 2022, and 2021 are presented in the following tables:

	3i Fund Series A Conversion Feature	Settlement Warrants	TO2 Warrants	TO3 Warrants
	June 30, 2022	June 30, 2021	June 30, 2021	June 30, 2021
Balance beginning of period	$7,181	$102	$47	$—
Issued during the period	—	—	—	2,000
Change in fair value	(3,686)	20	(46)	46
Translation effect		(3)	(1)	54
Amount transferred to Equity	(613)	—	—	—
Balance – end of period	$2,882	$119	$—	$2,100
Fair value Series A Preferred share / Warrant issuable at end of period	$169.35	$1.49	$0.0	$0.87

The assumptions for estimating the fair value of the 3i Fund Series A Conversion Feature are disclosed in Note 13(e).

The fair value of the Company’s derivative warrant liabilities as at June 30, 2021 were estimated using the Black-Scholes option pricing model for the Settlement Warrants and TO3 Warrants, based on the following assumptions:

	Warrants issued February 2020	Warrants issued December 2019
	Settlement Warrants	T03 Warrants
	June 30, 2021	June 30, 2021
Exercise price	$1.9	$10.0
Share price	$5.0	$5.0
Risk-free interest	(0.52)%	(0.52)%
Expected dividend yield	(0)%	(0)%
Contractual life (years)	1.67	1.80
Expected volatility	104.20%	104.20%

The Company measured its derivative warrant liabilities on a recurring basis using level 3 inputs.

15. Stockholders’ Equity

During the three months ended June 30, 2022, the Company issued 441,005 shares of common stock valued at $190 gross and ($1,187) net of the $1,377 floor price adjustment paid in cash upon the conversion of 809 shares of Series A Preferred stock.

During the three months ended June 30, 2021, the Company issued:

(a)	Units consisting of 2,417,824 common shares and 2,417,824 common share purchase warrants for $5 per unit; valued at $12,109 in exchange for $12,109 in cash, pursuant to its June 2021 rights offering. The attached warrants are exercisable for $10 each with an original expiration date of April 15, 2023, subsequently amended to September 13, 2021;

(b)	5,433 common shares valued at $16 upon the exercise of common stock purchase warrants; and

(c)	99,383 common shares valued at $496 upon conversion of debt.

Pursuant to the terms of the June rights offering the Company also recorded an obligation to issue 482,250 common shares and 482,250 common share purchase units valued at $2,384 in consideration for services ($1,991 net of $393 in associated costs). The units were issued after June 2021.

During the six months ended June 30, 2022, the Company issued 1,187,281 shares of common stock valued at $705 gross and ($806) net of the $1,511 floor price adjustment paid in cash upon the conversion of 2,782 shares of Series A Preferred stock.

During the six months ended June 30, 2021, the Company issued:

(a)	Units consisting of 2,417,824 common shares valued at $12,125 upon the issuance of 2,417,824 units of one common share and one share purchase warrant for $10.0 per unit. Terms of the Units and the obligation to issue shares of $2,384 are as described above in the three months ended June 30, 2021;

(b)	5,433 common shares valued at $16 upon the exercise of options for common stock; and

(c)	628,193 common shares valued at $2,880 upon conversion of debt.

16. Stock-based payments

During the three months ended June 30, 2022, the total stock-based payment expense recovery recorded in the condensed consolidated statement of operations and comprehensive loss was $59 (comprised of expenses of $790, net of forfeitures of $848) (2021: expense of $433) of which $39 and $20 are recognized as staffing expense recoveries in general and administrative and research and development expenses respectively (2021: $285 and $147 as staffing expenses in general and administrative expenses and research and development expenses respectively). During the six months ended June 30, 2022, total stock-based expenses recognized in the condensed consolidated statement of operations and comprehensive loss were $1,006 (2021: $628) of which $664 and $342 are recognized as staffing expenses in general and administrative and research and development expenses respectively (2021: $414 and $214 as staffing expenses in general and administrative expenses and research and development expenses respectively).

Total unrecognized compensation cost of $1,601  for non-vested options at June 30, 2022 is expected to be realized over a period of 2 years. A summary of stock option activity under the Company’s stock option plans during the six-month period ended June 30, 2022, is presented below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Share	Weighted Average Life (in years)
Outstanding December 31, 2021	1,174,992	$6.8	4.9
Granted	—	—	—
Exercised	—	—	—
Forfeited	(163,782)	5.4	—
Outstanding as of June 30, 2022	1,011,210	$6.8	3.8
Options exercisable at June 30, 2022	681,843	$7.4	3.8

During the six-month period ended June 30, 2021, a total of 5,433 options were exercised at a weighted exercise price of $2.6 per option and their intrinsic value was $8,868; and no options were granted, expired, or cancelled.

17. Segments

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

18. Loss per share of common stock

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

	Three- and Six-month period ended June 30,
	2022	2021
Warrants and stock options	3,031,977	3,714,668
Series A Convertible Preferred stock	9,276,923	—
	12,308,900	3,714,668

19. Financial Instruments

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investment	$254	$—	$—	$254
Liabilities:
Warrant liability	$—	$—	$(1,519)	$(1,519)
Series A Convertible Preferred Stock Conversion Feature	—	—	(2,882)	(2,882)
	$—	$—	$(4,401)	$(4,401)

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment	$350	$—	$—	$350
Liabilities:
Warrant liability	$—	$—	$(11,273)	$(11,273)
Series A Convertible Preferred Stock Conversion Feature	—	—	(7,181)	(7,181)
	$—	$—	$(18,454)	$(18,454)

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the date the actual event or change in circumstances that caused the transfer occurs. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers between level 1 or level 2 during the three- and six-month periods ended June 30, 2022, or June 30, 2021. Methods used to estimate the fair values of our financial instruments, not disclosed elsewhere in these financial statements, are as follows:

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

The Company used the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to measure the fair value of the warrant liability at $1,519 on June 30, 2022, and Monte Carlo simulations models to measure the fair value at $11,273 on December 31, 2021. The Company used Monte Carlo simulation models to measure the fair value of the Series A convertible preferred stock redemption feature at $2,882 and $7,181 respectively on June 30, 2022, and December 31, 2021, and will subsequently remeasure the fair value at the end of each period and record the change of fair value in the Condensed Consolidated Statements of Operation and Comprehensive Loss during the corresponding period. Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the six-month period ended June 30, 2022, the Company’s stock price decreased from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

20. Income Taxes

The effective tax rate for the three and six-month periods ended June 30, 2022, and June 30, 2021, was impacted by unbenefited losses. Specifically, the impairment charge of approximately $14,007  recognized in the six months ended June 30, 2022, has resulted in a tax benefit of $1,223 in the six months ended June 30, 2022.

21. Commitments and Contingencies

(a) Development costs

Under the terms of the June 2020 Sublicense agreement (the “2022 Sublicense Agreement”) between the Company and Smerud Medical Research International AS (Norway) (“Smerud”), the Company is liable for development costs incurred by Smerud in the approximate amount of $1,264 which has been accrued as of December 31, 2021 and is payable to Smerud. However, effective March 28, 2022, the Company terminated its LiPlasome rights through the following agreements:

A Letter Agreement between Chosa Oncology Ltd. (England), Chosa ApS (Denmark) (collectively “Chosa”), Smerud Medical Research International AS (Norway) (“Smerud”), and Allarity Therapeutics, Inc. (US) which references the following agreements:

a.	The 2022 Amended and Restated License Agreement between LiPlasome Pharma Aps (Denmark) (“LiPlasome”), Chosa, and the Company’s subsidiary Allarity Therapeutics ApS, which amended the original February 15, 2016 LiPlasome License Agreement (as amended January 27, 2021), whereby Chosa replaced the Company as licensee of LiPlasome in exchange for Smerud’s cancellation of the Company’s $1,309 liability to Smerud and the Company’s agreement to pay $338 to LiPlasome. Consequently, as at June 30, 2022, the Company recognized other income on the sale of IP of $971 and recorded a balance due to LiPlasome of $338 in accrued liabilities, which was paid on April 1, 2022.

b.	The LiPlacis Support Agreement between Allarity Therapeutics Europe, Smerud, Chosa and LiPlasome. Terms of the Support Agreement provide that each of Smerud and the Company agreed that the 2022 Sublicense Agreement is terminated in its entirety.

(b) Oncoheroes

Effective January 2, 2022, the Company entered into an Exclusive License Agreement with Oncoheroes Biosciences Inc. (the “Oncoheroes Agreement”) to grant Oncoheroes an exclusive royalty-bearing global license to both dovitinib and stenoparib in pediatric cancers. Oncoheroes will take responsibility for pediatric cancer clinical development activities for both clinical-stage therapeutics. Allarity will support Oncoheroes’ pediatric clinical trials by providing clinical-grade drug inventory at cost and by facilitating DRP® companion diagnostic screening of pediatric patients for each drug. Under the licenses, Oncoheroes will receive commercialization rights for pediatric cancers, subject to the Company’s first buy-back option for each program, and the Company will receive an upfront license fee and regulatory milestones for each program, specifically one for dovitinib and one for stenoparib, as follows:

i.	a one-time upfront payment of $250 and $100 for stenoparib and dovitinib respectively, within 5 business days after January 2, 2022 ($350 received as of January 11, 2022, and recorded in other income as proceeds on sale of IP ); and

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

Effective March 18, 2022, pursuant to clause (i) the inventory was recertified with a longer shelf life and as of June 30, 2022, we received $459 which has been recorded in other income as proceeds on sale of IP.

22. Subsequent Events

For its interim consolidated financial statements as of June 30, 2022, and for the six months then ended, the Company evaluated subsequent events through the date on which those financial statements were issued.

i. Second Amendment to License Agreement with Novartis

On September 27, 2022, Allarity Therapeutics Europe Aps (“Allarity Europe”), a wholly-owned subsidiary of the Company, entered into a Second Amendment to License Agreement (the “Second Amendment”) with Novartis Pharma AG, a company organized under the laws of Switzerland (“Novartis”), which amended the terms of the License Agreement dated April 6, 2018 (the “Original Agreement”), as amended by that certain First Amendment to License Agreement effective as of March 30, 2022 (“Amendment” and together with the Original Agreement, the “Agreement”) and that certain Promissory Note dated April 6, 2018, which was re-issued by Allarity Therapeutics Denmark ApS, a subsidiary of Allarity Europe, in favor of Novartis on March 30, 2022, to modify the terms and timing of the Outstanding Milestone Payment (as defined in the Second Amendment), including an increase in such milestone payment by $500, in addition to the $5,000 which is included in accounts payable at June 30, 2022. The Second Amendment became effective upon receipt by Novartis of the first portion of the Outstanding Milestone Payment ($1,000), which was paid on or about September 28, 2022.

Under Clause 7.2 of the Original Agreement, the Company agreed to pay Novartis a milestone payment in one lump sum (“Third Milestone Payment”) upon submission of the first NDA with the FDA for a Licensed Product in the United States (the “Third Milestone”). The Second Amendment restructured the terms of the Third Milestone Payment to an installment plan (with the final installment due in 2023), allowing the Company more time to make the Third Milestone Payment.

In addition, the Second Amendment amended (1) Clause 1.1 of the Agreement to include the definitions of Financing Transaction, Phase 1 Clinical Trial and Phase 1b/2 Clinical Trial, (2) Clause 2.1 of the Agreement to clarify that the Company would not be permitted to sublicense any rights granted to the Company prior to completion of a Phase II Clinical Trial without the prior written consent of Novartis, and (3) Clause 7.3 to provide for the acceleration of certain milestone payments in the event the Company enters into a Financing Transaction (as defined in the Second Amendment). If all milestones under the Second Amendment are achieved, the Company may be obligated to pay Novartis up to a maximum of $26,500.

ii. Series A Preferred Stock Conversions

 `

Subsequent to June 30, 2022, 3i converted a total of 1,792 Series A Preferred shares into 976,862 shares of our common stock. Pursuant to the terms of the COD, because the Alternate Conversion Price was below the Floor Price of $1.9812, the Company is obligated to pay 3i an Alternate Conversion Floor Amount of $1,598 which has been recorded as a liability. Additionally, on August 25, 2022, 3i notified the Company of its election to increase the maximum percentage of common shares beneficially owned after conversion of preferred shares or exercise of warrants from 4.99% to 9.99% pursuant to the Section 4 (d) Limitation on Beneficial Ownership of the COD.

iii. Stock Option Grant

On July 7, 2022, Mr. David Roth was appointed as an independent director of the Company. As compensation for Dr. Roth’s services as an independent director, Dr. Roth receives an annual retainer fee of $50 payable in cash, and if appointed to a committee of the Board, he will be eligible to receive $4 for serving as a member of the Nominating and Corporate Governance Committee and $5 for serving as a member of the Compensation Committee. In connection with Dr. Roth’s appointment, on July 7, 2022, the Board granted him options to purchase 23,000 shares of common stock at an exercise price of $1.28 per share, subject to vesting of 1/36 per month over thirty-six (36) months following the grant date. The expiration date for the options is five (5) years from date of grant.

On September 23, 2022, Mr. Jerry McLaughlin was appointed as an independent director of the Company. As compensation for Mr. McLaughlin’s services as an independent director, Mr. McLaughlin receives an annual retainer fee of $50, payable in cash, and if appointed to a committee of the Board, he will be eligible to receive $7.5 for serving as a member of the Audit Committee and $5 for serving as a member of the Compensation Committee. In connection with Mr. McLaughlin’s appointment, on October 1, 2022, the Board granted him options to purchase 23,000 shares of common stock at an exercise price of $1.10 per share (which was the closing price on September 30, 2022), subject to vesting of 1/36 per month over thirty-six (36) months following October 1, 2022. The expiration date for the options is five (5) years from date of grant.

iv. Sale of Lantern Pharma Shares

During July 2022 the Company sold its 43,898 common shares in Lantern Pharma in exchange for net proceeds of $182 and recognized a loss of $72.

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

Recent Business Developments

On August 2, 2022, the Company announced that its Board of Directors (the “Board”) has mandated a refocus of the Company’s oncology pipeline strategy away from development of monotherapies towards development of more promising and clinically relevant combination therapies.

Following a lengthy and in-depth analysis of current pipeline opportunities, clinical/commercial/ regulatory risks, development costs and timelines, expected availability of funding, and in consultation with our senior management, its Scientific Advisory Board (SAB), and external experts, the Board concluded that refocusing the Company’s pipeline to development of combination therapies will accomplish the following:

●	Align with the ongoing shift in cancer therapy standard-of-care away from monotherapies toward combination therapies, which are increasingly driving market opportunities, and which have shown dramatic increases in patient benefit.

●	Strengthen the Company’s ability to attract additional funding from institutional life science investors, which is necessary to support the Company’s clinical development activities and future success.

●	Significantly broaden the Company’s possibilities for future commercial partnering with larger pharmaceutical companies to maximize the value of its pipeline assets and DRP® platform technology.

●	Improve the likelihood of clinical and commercial success of the Company’s pipeline assets.

The Board’s decision also considers feedback that the Company received from the U.S. Food and Drug Administration (FDA). We submitted an NDA with the FDA on December 21, 2021, for the third line treatment of metastatic renal cell carcinoma (mRCC or kidney cancer) in patients selected by our Dovitinib-DRP® companion diagnostic. Prior to submission of the NDA, we submitted a Pre-Market Approval (PMA) application to the FDA for approval of our dovitinib-specific DRP® companion diagnostic for use to select and treat patients likely to respond to dovitinib. On February 15, 2022, we received Refusal to File (RTF) letters for both our dovitinib NDA and our DRP®-Dovitinib companion diagnostic PMA. The FDA has asserted that neither our NDA or PMA meets the regulatory requirements to warrant a complete agency review. The primary grounds of rejection asserted by the FDA relates to our use of prior Phase 3 clinical trial data, generated by Novartis in a “superiority” endpoint study against sorafenib (Bayer), to support a “non-inferiority” endpoint in connection with the DRP®-Dovitinib companion diagnostic. Based upon the reasons given in the RTF letters and a subsequent Type C meeting with the FDA on May 31, 2022, we anticipate that the FDA will require a prospective Phase 3 clinical trial as well as additional dose optimization studies before regulatory approval of Dovitinib as a monotherapy and its companion diagnostic Dovitinib-DRP for the treatment of third-line mRCC can be obtained. While we have decided that the costs, risks and potential benefits of conducting these studies for dovitinib as a monotherapy for mRCC are no longer the best path toward commercial success, we continue to evaluate other potential Phase 1b/2 clinical trials for dovitinib combined with other approved drugs in the mRCC space and in other indications. For example, we anticipate commencing a stenoparib in combination with dovitinib Phase 1b/2 clinical trial for second-line or later treatment of metastatic ovarian cancer. Our decision to advance dovitinib as a combination therapy and not as a monotherapy is based on our belief that both the science and the market for oncology therapies has shifted towards combination therapies and away from monotherapies for multiple indications of cancer

As part of its new strategic pipeline focus, and subject to financing, the Company has announced it expects to initiate enrollment in a Phase 1b/2 study of its PARP inhibitor, stenoparib, in combination with its pan-TKI, dovitinib, for the second-line or later treatment of metastatic ovarian cancer by or before Q4 2022. The Company plans to have trial sites in both the U.S. and Europe. The Company is currently evaluating other potential Phase 1b/2 studies for either stenoparib or dovitinib combined with another oncology therapeutic, including the mRCC space. The Company’s ongoing Phase 2 studies of stenoparib, as monotherapy for ovarian cancer, and IXEMPRA®, as monotherapy for metastatic breast cancer, will continue through their interim data readouts, now anticipated in Q4 2022 and Q1 2023, respectively. All pipeline development activities will continue to utilize drug-specific DRP® companion diagnostics to guide patient selection and treatment.

Second Amendment to License Agreement

On September 27, 2022, we entered into a Second Amendment to License Agreement (the “Second Amendment”) with Novartis Pharma AG, a company organized under the laws of Switzerland, which amended the terms of the License Agreement dated April 6, 2018 (the “Original Agreement”), as amended by that certain First Amendment to License Agreement effective as of March 30, 2022 (“Amendment” and together with the Original Agreement, the “Agreement”) and that certain Promissory Note dated April 6, 2018, which was re-issued by Allarity Therapeutics Denmark ApS, a subsidiary of Allarity Europe, in favor of Novartis on March 30, 2022, to modify the terms and timing of the Outstanding Milestone Payment (as defined in the Second Amendment). The Second Amendment increase the amount of the total milestone payment by $500,000. The Second Amendment became effective upon receipt by Novartis of the first portion of the Outstanding Milestone Payment, which was made on or about September 28, 2022.

Under Clause 7.2 of the Original Agreement, the Company agreed to pay Novartis a milestone payment in one lump sum (“Third Milestone Payment”) upon submission of the first NDA with the FDA for a Licensed Product in the United States (the “Third Milestone”). The Second Amendment restructured the terms of the Third Milestone Payment to an installment plan (with the final installment due in 2023), allowing the Company more time to make the Third Milestone Payment. In addition, the Second Amendment amended (1) Clause 1.1 of the Agreement to include the definitions of Financing Transaction, Phase 1 Clinical Trial and Phase 1b/2 Clinical Trial, (2) Clause 2.1 of the Agreement to clarify that the Company would not be permitted to sublicense any rights granted to the Company prior to completion of a Phase II Clinical Trial without the prior written consent of Novartis, and (3) Clause 7.3 to provide for the acceleration of certain milestone payments in the event the Company enters into a Financing Transaction (as defined in the Second Amendment). If all milestones under the Second Amendment are achieved, the Company may be obligated to pay Novartis up to a maximum of $26.5 million.

Change in Board of Directors and Annual Retainer Fee

From July to September 2022, the Board increased the fixed number of authorized directors on the Board to seven (7). To fill the vacancies, the Board appointed Messrs. James G. Cullem as Class III director, Thomas Jensen as Class I director, Dr. Roth as Class II director, and Mr. McLaughlin as Class II director.

Messrs. Cullem and Jensen are executive officers of the Company. In addition to serving as a director of the Company, Mr. Cullem will continue to serve as the Company’s Chief Executive Officer and Chief Business Officer. In addition, Mr. Jensen will continue to serve as the Company’s Senior Vice President, Investor Relations.

In connection with the appointment of Dr. Roth and Mr. McLaughlin as independent directors of the Company, each will receive an annual retainer fee of $50, payable in cash, and if appointed to a committee of the Board, the respective director will be eligible to receive $7.5 for serving as a member of the Audit Committee, $4 for serving as a member of the Nominating and Corporate Governance Committee and $5 for serving as a member of the Compensation Committee. In addition, the Board granted each independent director options to purchase 23,000 shares of common stock at an exercise price of $1.28 and $1.10 per share, subject to vesting of 1/36 per month over thirty-six (36) months following the grant date. The expiration date for the options is five (5) years from date of grant.

In addition, effective July 7, 2022, upon recommendation of the Compensation Committee, the Board approved an increase in the annual retainer fee for independent directors to $50.

Change in Management

In June 2022, the Company effected a change in management. Effective as of June 29, 2022, Steve Carchedi resigned from all positions in the Company, including his role of Chief Executive Officer and as a director of the Company. In addition, effective as of June 27, 2022, Jens Knudsen resigned from all positions in the Company, including his role of Chief Financial Officer of the Company. Pursuant to the terms set forth in their respective separation agreements with the Company, the Company agreed to provide Mr. Carchedi and Mr. Knudsen with certain payments and benefits comprising of: (i) continued payments of his base salary for a certain time period and (ii) COBRA coverage for a certain number of months (“Severance Benefits”). In exchange for the Severance Benefits, among other things, Messrs. Carchedi, and Knudsen each individually agreed to a release of claims in favor of the Company and to certain restrictive covenant obligations, and also reaffirmed his commitment to comply with their respective existing restrictive covenant obligations.

With the departure of Mr. Carchedi, the Board of Directors of the Company (the “Board”) appointed James Mr. Cullem as the interim Chief Executive Officer of the Company effective as of June 29, 2022. Accordingly, Mr. Cullem assumed the role as the interim Chief Executive Officer and continues his role as the Chief Business Officer. In addition, with the departure of Mr. Knudsen, the Board appointed Joan Brown, the Company’s current Director of Financial Reporting, as the interim Chief Financial Officer of the Company effective as of June 29, 2022. In addition to Ms. Brown’s role as Chief Financial Officer, she continues her role as Director of Financial Reporting.

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

Financial Operations Overview

Since our inception in September of 2004, we have focused substantially all our resources on conducting research and development activities, including drug discovery and preclinical studies, establishing, and maintaining our intellectual property portfolio, the manufacturing of clinical and research material, hiring personnel, raising capital and providing general and administrative support for these operations. In recent years, we have recorded very limited revenue from collaboration activities, or any other sources. We have funded our operations to date primarily from convertible notes and the issuance and sale of our securities.

We have incurred net losses in each year since inception. Our net losses were $8.2 million and $8.5 million for the six months ended June 30, 2022, and June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $74.7 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations for the Three and Six Months Ended June 30, 2022, and June 30, 2021 (unaudited)

The following table summarizes our results of operations for the three and six months ended June 30, 2022, and 2021:

	For the three months ended June 30,		Increase/	For the six months ended June 30,		Increase/
	2022	2021	(Decrease)	2022	2021	(Decrease)
	(In thousands)			(In thousands)
		(Restated)			(Restated)
Operating costs and expenses:
Research and development	$1,696	$2,279	$(583)	$2,985	$3,531	$(546)
Impairment of intangible assets	—	—	—	14,007	—	14,007
General and administrative	3,146	2,097	1,049	6,159	3,307	2,852
Total operating costs and expenses	4,842	4,376	466	23,151	6,838	16,313
Loss from operations:	$(4,842)	$(4,376)	$(466)	$(23,151)	$(6,838)	$(16,313)

Research and Development Expenses

We currently do not track our research and development costs by product candidate. A breakdown by nature of type of expense for the three and six months ended June 30, 2022, and 2021 is provided below.

	For the three months ended June 30,		Increase/	For the six months ended June 30,		Increase/
	2022	2021	(Decrease)	2022	2021	(Decrease)
	(In thousands)			(In thousands)
		(Restated)			(Restated)
Research study expenses	$535	439	$96	$1,040	$1,197	$(157)
Tax credit	(136)	(219)	83	(590)	(438)	(152)
Manufacturing & supplies	(7)	722	(729)	161	793	(632)
Contractors	722	863	(141)	1,099	1,079	20
Patents	(15)	7	(22)	61	67	(6)
Staffing	574	394	179	1,183	710	473
Amortization	18	32	(14)	38	68	(30)
Other	5	40	(35)	(7)	55	(62)
	$1,696	$2,279	$(583)	$2,985	$3,531	$(546)

For the three months ended June 30, 2022 and, June 30, 2021 (Restated)

The decrease of $583 in research and development expenses was primarily because of a $96 increase in research and development expenses and a $179 increase in staffing, offset by decreases of $83 in tax credits and decreases of $729 in manufacturing and supplies costs, $141 in contractor costs, $22 in patent costs, $14 in amortization and $35 in other expenses. Research and development expenses decreased overall because of decreased clinical research activity. Specifically, manufacturing and supplies and contractor costs have decreased since we have decreased our clinical activity to two of our three top priority assets while we prioritize our clinical programs and staffing expenses increased due to accrued severance.

For the six-months ended June 30, 2022 and June 30, 2021 (Restated)

The decrease of $546 in research and development expenses was primarily because of a $473 increase in staffing and a $20 increase in contractors, offset by an increase in tax credits of $152 and decreases of $157 in research study expenses, $6 in patent costs, $30 in amortization, and $62 in other expenses. Research and development expenses decreased overall because of decreased clinical activity. Staffing expenses increased primarily due to accrued severance.

Impairment of Intangible Assets

As a result of both the Company’s February 15, 2022, receipt of a RTF from the U.S. Food and Drug Administration regarding the Company’s NDA for Dovitinib, and the current depressed state of the Company’s stock price, the Company has performed an impairment assessment on its individual intangible assets utilizing a discounted cash flow model and recognized an impairment charge of $14.0 million during the six months ended June 30, 2022.

General and Administrative Expenses

For the three months ended June 30, 2022 and June 30, 2021 (Restated)

General and administrative expenses increased by $1,049 for the three months ended June 30, 2022, compared to June 30, 2021. The increase was primarily due to an increase in audit and legal expenses of $610, insurance expense of $418, consulting expenses of $300, and communications expense of $10, offset by a decrease in premises expense of $30, staffing expenses of $149, listings expenses of $16. and other administrative expenses of $94. Staffing expenses decreased primarily due to decreased stock-based compensation expense as a result of stock option forfeitures, offset by severance accruals.

For the six months ended June 30, 2022 and June 30, 2021 (Restated)

General and administrative expenses increased by $2.9 million for the six months ended June 30, 2022, compared to June 30, 2021. The increase was primarily due to increases in audit and legal expense of $1.3 million, insurance expense of $760, staffing expenses of $486, consulting expenses of $300, listings expenses of $75, and communications expense of $25, offset by a decrease in premises expense of $26, and other administrative expenses of $25. Staffing increased in the six months ended June 30, 2022, primarily because of severance accruals.

Other Income (Expenses), Net

For the three months ended June 30, 2022 and June 30, 2021 (Restated)

Other income (expense) of ($257) recognized in the three months ended June 30, 2022, consisted primarily of an ($800) Registration Delay Payment paid to 3i, ($269) in foreign exchange losses, ($34) loss on our investment, and ($33) in interest expenses, offset by an $874 fair value adjustment to derivative and warrant liabilities and $5 of interest income. In the three months ended June 30, 2021, other income (expense) of ($1.0) million consisted primarily of finance expenses of ($393), change in fair value of convertible debt of ($273), interest expenses of ($166), loss on investment of ($67), foreign exchange losses of ($41), fair value adjustment of derivative liability of ($25), and loss on extinguishment of convertible debt of ($25).

For the six-months ended June 30, 2022 and June 30, 2021 (Restated)

Other income (expense) of $13.7 million recognized in the six months ended June 30, 2022, consisted primarily of a $13.4 million fair value adjustment to derivative and warrant liabilities, income of $1.8 million from the gain on sale of IP, and interest income of $5, offset by ($538) in foreign exchange losses, ($72) in interest expenses, and ($70) loss on investment. In the six months ended June 30, 2021, other income (expense) of ($1.6) million consisted of finance expenses of ($480), change in fair value of convertible debt of ($474), interest expenses of ($245), loss on investment of ($180), loss on extinguishment of convertible debt of ($141), foreign exchange losses of ($80), offset by a $20 fair value adjustment of derivative liability.

Changes in fair value of our derivative liabilities and convertible debt are measured using level 3 inputs as described in our condensed consolidated financial statements.

Income Taxes

For the three month periods ended June 30, 2022 and June 30, 2021 (Restated)

Income tax recovery (expense) was ($4) for the three months ended June 30, 2022 versus ($30) for the three months ended June 30, 2021.

For the six-month periods ended June 30, 2022 and June 30, 2021 (Restated)

Income tax recovery (expense) was $1.2 million for the six months ended June 30, 2022, versus ($63) for the six months ended June 30, 2021. The increase in income tax recovery of $1.3 million was primarily because the March31, 2022, impairment charge of approximately $14 million resulted in a tax benefit of $1.2 million for the six months ended June 30, 2022.

Liquidity, Capital Resources and Plan of Operations

Since our inception our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our securities As of June 30, 2022, we had $7.7 million in cash, and an accumulated deficit of $74.7 million.

Our primary use of cash is to fund operating expenses, which consist of research and development as well as regulatory expenses related to our therapeutic drug candidate, dovitinib, and clinical programs for stenoparib and IXEMPRA®, and to a lesser extent, general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

As of June 30, 2022, the Company’s cash deposits of $7.7 million were determined to be insufficient to fund its current operating plan and planned capital expenditures for the next 12 months. These conditions give rise to a substantial doubt over the Company’s ability to continue as a going concern.

Management’s plans to mitigate the conditions or events that raise substantial doubt include additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources. There are no assurances, however, that the Company will be successful in raising additional working capital, or if it is able to raise additional working capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter into other such arrangements when needed would have a negative impact on its business, results of operations and financial condition and its ability to maintain current operations and develop its product candidates.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2022	2021
	(In thousands)
		(Restated)
Net cash flows used in operating activities	$(9,963)	$(6,833)
Net cash flows provided by investing activities	809	—
Net cash flows (used in) provided by financing activities	(2,311)	13,035
Effect of foreign exchange rates on cash	(413)	98
Net (decrease) increase in cash	$(11,878)	$6,300

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was approximately $10.0 million compared to approximately $6.8 million for the six months ended June 30, 2021. The approximate $3.2 million increase in net cash used in operating activities was primarily the result of an increase of $2.0 million in non-cash adjustments and a net reduction in operating assets and liabilities of approximately $1.5 million, offset by a $300 thousand decrease in loss for the six-month period ended June 30, 2022.

Investing Activities

For the six months ended June 30, 2022, net cash provided by investing activities was approximately $809 compared to $0 for the six months ended June 30, 2021. The increase in net cash provided by investing activities was primarily due to proceeds from the sale of IP during the six months ended June 30, 2022.

Financing Activities

In the six months ended June 30, 2022, we incurred a $2.3 million financing cost as a result of a $1.5 million floor price adjustment on converted Series A Preferred Stock. We also paid an $800 Registration Delay Penalty on our Series A Preferred stock.

In the six months ended June 30, 2021, we received $13.0 million from financing activities inclusive of $12.1 million from the issuance of common stock and $1.1 million in proceeds from convertible debt and we paid $121 in share issuance costs. We also received and repaid a $2.9 million loan.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents as of October 7, 2022, and our anticipated expenditures and commitments for the next twelve months including contractual obligations for milestone payments, will not enable us to fund our operating expenses and capital expenditure requirements for at least twelve (12) months from the date of this report. Our estimate as to how long we expect our cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022, and June 30, 2021, and our audited consolidated financial statements for the years ended December 31, 2021, and December 31, 2020, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the years ended December 31, 2021, and December 31, 2020, included in our Form 10-K for the year ended December 31, 2021, filed on May 17, 2022, and there have been no significant changes to our significant accounting policies during the six months ended June 30, 2022. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes.

Recently Issued Accounting Pronouncements

See the sections titled “Recently adopted accounting pronouncements” in Note 2(dd) and “Recently issued accounting pronouncements not yet adopted” in Note 2(ee) to the Company’s consolidated financial statements for the year ended December 31, 2021, and December 31, 2020, respectively, appearing in the Company’s 10-K filed with the SEC on May 17, 2022; and in Notes 3(i) and 3(j) to the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, we are exempt from the requirements of Item 3.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, because (i) of the material weaknesses identified in our internal controls over financial reporting; and (ii) we were required to restate our financial statements for the year ended December 31, 2020, and quarterly period ended September 30, 2021, which delayed the filing of or required an amendment to our SEC reports, our disclosure controls, and procedures, as defined above, were not effective.

As a newly reporting company under the Exchange Act, we are not required to evaluate the effectiveness of our internal controls over financial reporting until the end of the fiscal year after we file our first annual report on Form 10-K, which will occur on December 31, 2022. However, in connection with the audit of our financial statements for the years ended December 31, 2021 and 2020, we identified material weaknesses in our internal controls over financial reporting because we did not have a formal process for period end financial closing and reporting, we historically had insufficient resources to conduct an effective monitoring and oversight function independent from our operations and we lack accounting resources and personnel to properly account for accounting transactions such as the issuance of warrants with a derivative liability component. In particular, the material weaknesses identified were:

●	a lack of accounting resources required to fulfill US GAAP and SEC reporting requirements;

●	a lack of comprehensive US GAAP accounting policies and financial reporting procedures and personnel;

●	a lack of adequate procedures and controls to appropriately account for accounting transactions including liability and the valuation allowance on the deferred tax asset relating to the net operating losses; and

●	a lack of segregation of duties given the size of our finance and accounting team.

We have implemented and are continuing to implement various measures to address the material weaknesses identified; these measures include:

●	The hiring of an Interim Chief Financial Officer and Director of Financial Reporting, a CPA (Illinois) who is experienced with public company reporting and is conversant in US GAAP and SEC accounting issues. With this hire we are addressing our ongoing development of our comprehensive US GAAP accounting policies, financial reporting procedures and internal controls over financial reporting;

●	retaining consulting services to assist with the accounting treatment of complex financial instruments and tax; and

●	engaged an independent US GAAP consulting firm.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than as described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the future, we may become involved in litigation or other legal proceedings that arise in the ordinary course of business. We are not currently party to any legal proceedings, and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, or financial condition. In the event we are subject to a legal proceeding, it could have a material adverse impact on us because of litigation costs and diversion of management resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Securities Purchase Agreement with 3i, a Delaware limited partnership (the “Investor”), we issued 20,000 shares of our Series A Preferred Stock and a warrant to purchase 2,018,958 shares of common stock at an initial exercise price of $9.9061 to the Investor along with a PIPE Warrant, for an aggregate purchase price of $20 million. Simultaneously with the execution of the SPA, we also entered into a Registration Rights Agreement with the Investor wherein we agreed to register a number of shares of our common stock equal to the maximum number of shares of our common stock that could be issued upon conversion of the Series A Preferred Stock using a conversion price equal to 20% of $80,000,000 divided by the number of shares of common stock then outstanding (the “Floor Price”) plus 125% of the shares of common stock issuable upon exercise of the PIPE Warrant.

From January 1, 2022, to June 30, 2022, pursuant to a series of exercise of conversion by the Investor, we issued 1,187,281 shares of Common Stock to the Investor upon the conversion of 2,782 shares of Series A Preferred Stock (“Conversion Shares”). No proceeds were received by the Company upon such conversion. As of June 30, 2022, we had 17,018 shares of Series A Preferred Stock issued and outstanding.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of this Report.

Exhibit No.	Description
10.1(a)	First Amendment to License Agreement between Novartis Pharma Ag and Allarity Therapeutics Europe ApS
10.2(a)	Convertible Promissory Note
10.3(b)	Forbearance Agreement and Waiver
10.4†(c)	First Amendment to Forbearance Agreement and Waiver dated June 6, 2022
10.5†*	Separation Agreement with Steve Carchedi
10.6†*	Separation Agreement with Jens Knudsen
10.7*	Second Amendment to Development, Option & License Agreement
10.8†(d)	Second Amendment to License Agreement
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)	Incorporated by reference from Form 8-K filed with the SEC on April 18, 2022.
(b)	Incorporated by reference from Form 8-K filed with the SEC on May 6, 2022.
(c)	Incorporated by reference from Form 8-K filed with the SEC on June 10, 2022.
(d)	Incorporated by reference from Form 8-K filed with the SEC on September 30, 2022.

†	Certain portions of this exhibit are omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLARITY THERAPEUTICS, INC., A Delaware Corporation

Date: October 7, 2022	By:	/s/ James G. Cullem
		Name:	James G. Cullem
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: October 7, 2022	By:	/s/ Joan Brown
		Name:	Joan Brown
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)