Form 10-Q
period 2022-09-30
Allarity Therapeutics, Inc.
filed 2022-11-14
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 14, 2022, the registrant had 10,260,157 shares of common stock outstanding.

Table of Contents

		Page
	Forward Looking Statements	ii

PART I – FINANCIAL INFORMATION		1

Item 1.	Unaudited Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021	2
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the nine months ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	5
	Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022 and 2021	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II – OTHER INFORMATION		38

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

	Signatures	40

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except for share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$3,946	$19,555
Other current assets	182	625
Prepaid expenses	491	36
Tax credit receivable	1,442	838
Total current assets	6,061	21,054
Non-current assets:
Investment in Lantern Pharma Inc. stock	—	350
Property, plant and equipment, net	5	8
Operating lease right of use assets	41	86
Intangible assets, net	12,027	28,135
Total assets	$18,134	$49,633

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,707	$698
Accrued liabilities	4,079	8,590
Income taxes payable	83	60
Operating lease liabilities, current	29	98
Derivative liabilities	2,795	—
Warrant liability	1,262	11,273
Total current liabilities	12,955	20,719
Non-current liabilities:
Convertible promissory note and accrued interest, net	1,057	979
Operating lease liabilities, net of current portion	—	9
Deferred tax	619	1,961
Derivative liabilities	—	7,181
Total liabilities	14,631	30,849
Commitments and contingencies (Note 19)
Redeemable convertible preferred stock
Series A Convertible Preferred stock $0.0001 par value (500,000 shares authorized) shares issued and outstanding at September 30, 2022 and December 31, 2021 were 15,226 and 19,800, respectively	2,056	632
Stockholders’ equity
Common stock, $0.0001 par value (30,000,000 shares authorized) shares issued and outstanding at September 30, 2022 and December 31, 2021 were 10,260,157 and 8,096,014, respectively	1	1
Additional paid-in capital	83,029	85,243
Accumulated other comprehensive loss	(1,871)	(600)
Accumulated deficit	(79,712)	(66,492)
Total stockholders’ equity	1,447	18,152
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$18,134	$49,633

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(U.S. dollars in thousands, except for share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$3,004	$1,355	$5,989	$4,674
Impairment of intangible assets	—	—	14,007	—
General and administrative	1,558	2,619	7,717	6,140
Total operating expenses	4,562	3,974	27,713	10,814
Loss from operations	(4,562)	(3,974)	(27,713)	(10,814)
Other income (expenses)
Income from sale of IP	—	1,000	1,780	1,000
Interest income	14	28	19	—
Interest expense	(35)	(27)	(107)	(238)
Finance expense	—	—	—	(393)
Loss on investment	(45)	(137)	(115)	(317)
Foreign exchange gains (losses)	(406)	9	(944)	(71)
Change in fair value adjustment of derivative and warrant liabilities	2	1,785	13,442	1,715
Penalty on Series A Preferred stock liability	—	—	(800)	—
Loss on extinguishment of convertible debt	—	—	—	(474)
Change in fair value of convertible debt	—	—	—	(141)
Other income (expense), net	(470)	2,658	13,275	1,081
Net loss for the period before tax expense	(5,032)	(1,316)	(14,438)	(9,733)
Income tax benefit (expense)	(5)	(35)	1,218	(98)
Net loss	(5,037)	(1,351)	(13,220)	(9,831)
Deemed dividend of 8% on Preferred stock	—	—	(1,572)	—
Cash obligations on converted Series A Preferred stock	(1,646)	—	(3,157)	—
Net loss attributable to common stockholders	$(6,683)	$(1,351)	$(17,949)	$(9,831)

Basic and diluted net loss per common stock	$(0.68)	$(0.17)	$(1.98)	$(1.70)
Weighted-average number of common stock outstanding, basic and diluted	9,871,413	7,753,051	9,064,644	5,779,681
Other comprehensive loss, net of tax:
Net loss	$(5,037)	$(1,351)	$(13,220)	$(9,831)
Change in cumulative translation adjustment	(643)	(1,101)	(1,271)	(1,785)
Change in fair value attributable to instrument specific credit risk	—	—	—	(9)
Comprehensive loss attributable to common stockholders	$(5,680)	$(2,452)	$(14,491)	$(11,625)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)

(U.S. dollars in thousands, except for share data)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Obligation to Issue	Accumulated Other Comprehensive	(Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Shares	Income	Deficit)	Equity
Balance, December 31, 2020	—	$—	4,252,021	$1	$62,907	$—	1,375	$(39,844)	$24,439
Debt conversion			528,810	—	2,384	—	—	—	2,384
Stock based compensation	—	—	—	—	195	—	—	—	195
Currency translation adjustment	—	—	—	—	—	—	(459)	—	(459)
Fair value of instrument specific Credit risk	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	(3,085)	(3,085)
Balance, March 31, 2021	—	—	4,780,831	1	65,486	—	910	(42,929)	23,468
Debt conversion			99,383	—	496	—	—	—	496
Units issued for cash	—	—	2,417,823		12,109	—	—	—	12,109
Warrants exercised for cash	—	—	5,433	—	16	—	—	—	16
Fair value of investor warrants (TO3)	—	—	—	—	(2,000)	—	—	—	(2,000)
Share issuance costs	—	—	—	—	(2,384)	2,384	—	—	0
Stock based compensation	—	—	—	—	433	—	—	—	433
Cumulative translation adjustment			—	—	—	—	(300)	—	(300)
Fair value of instrument specific credit risk	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	(5,396)	(5,396)
Balance, June 30, 2021	—	—	7,303,470	1	74,156	2,384	607	(48,325)	28,823
Shares issued for cash on exercise of warrants	—	—	290,104	—	3,246		—	—	3,246
Units issued for share issuance costs	—	—	482,250	—	2,384	(2,384)	—	—	—
Share issuance costs	—	—			(608)				(608)
Stock based compensation	—	—			577				577
Cumulative translation adjustment	—	—	—	—	—	—	(1,026)	—	(1,026)
Net loss	—	—	—	—	—	—	—	(1,351)	(1,351)
Balance, September 30, 2021	—	—	8,075,824	$1	$79,755	$—	$(419)	$(49,676)	$29,661

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)

(U.S. dollars in thousands, except for share data)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	(Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Equity
Balance, December 31, 2021	19,800	$632	8,096,014	$1	$85,243	$(600)	$(66,492)	$18,152
Conversion of preferred stock into common stock	(1,973)	(62)	746,276	—	62	—	—	62
Floor price liability	—	—	—	—	(133)	—	—	(133)
Reclassification of derivative liabilities related to converted preferred stock	—	—	—	—	452	—	—	452
Deemed dividend of 8% on preferred stock	—	1,572	—	—	(1,572)	—	—	(1,572)
Stock based compensation	—	—	—	—	1,065	—	—	1,065
Currency translation adjustment	—	—	—	—	—	(214)	—	(214)
Net loss	—	—	—	—	—	—	(3,080)	(3,080)
Balance, March 31, 2022	17,827	2,142	8,842,290	1	85,117	(814)	(69,572)	14,732
Conversion of preferred stock into common stock	(809)	(26)	441,005	—	26	—	—	26
Floor price liability	—	—	—	—	(1,377)	—	—	(1,377)
Reclassification of derivative liabilities related to converted preferred stock	—	—	—	—	161	—	—	161
Stock based compensation, net	—	—	—	—	(59)	—	—	(59)
Currency translation adjustment	—	—	—	—	—	(414)	—	(414)
Net loss	—	—	—	—	—	—	(5,103)	(5,103)
Balance, June 30, 2022	17,018	$2,116	9,283,295	1	83,868	(1,228)	(74,675)	7,966
Conversion of preferred stock into common stock	(1,792)	(60)	976,862	—	60	—	—	60
Floor price liability	—	—	—	—	(1,646)	—	—	(1,646)
Reclassification of derivative liabilities related to converted preferred stock	—	—	—	—	341	—	—	341
Stock based compensation	—	—	—	—	406	—	—	406
Currency translation adjustment	—	—	—	—	—	(643)	—	(643)
Net loss	—	—	—	—	—	—	(5,037)	(5,037)
Balance, September 30, 2022	15,226	$2,056	10,260,157	$1	$83,029	$(1,871)	$(79,712)	$1,447

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in thousands)

	Nine months ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,220)	$(9,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Proceeds from sale of IP	(1,780)	(1,000)
Penalty on Series A Preferred stock liability	800	—
Depreciation and amortization	58	90
Intangible asset impairment	14,007	—
Stock-based compensation	1,412	1,205
Unrealized foreign exchange loss	145	71
Non-cash finance expense	—	393
Non-cash interest	135	148
Loss on investment	115	317
Change in fair value adjustment of convertible debt	—	474
Loss on extinguishment of convertible debt	—	141
Change in fair value adjustment of warrant and derivative liabilities	(13,442)	(1,715)
Deferred income taxes	(1,342)	146
Changes in operating assets and liabilities:
Other current assets	388	(97)
Tax credit receivable	(787)	(589)
Prepaid expenses	(502)	49
Accounts payable	4,483	(1,378)
Accrued liabilities	(4,786)	1,107
Income taxes payable	23	—
Operating lease liability	(78)	(98)
Net cash used in operating activities	(14,371)	(10,567)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of IP	809	1,000
Net cash provided by investing activities	809	1,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	—	(84)
Cash paid in connection with conversion of Series A Preferred Stock	(1,511)	—
Penalty on Series A preferred stock liability	(800)	—
Proceeds from common share issuance	—	14,874
Proceeds from exercised warrants	—
Common share issuance costs	—	(620)
Proceeds from convertible loan	—	1,200
Loan proceeds	—	2,945
Repayment of loan	—	(2,934)
Net cash (used in) provided by financing activities	(2,311)	15,381
Net increase (decrease) in cash	(15,873)	5,814
Effect of exchange rate changes on cash	264	(528)
Cash, beginning of period	19,555	298
Cash, end of period	$3,946	$5,584
Supplemental information
Cash paid for income taxes	$1	$49
Cash paid for interest	$20	$471
Supplemental disclosure of non-cash investing and financing activities:
Offset of payable against receivable from sale of IP	$971	$—
Conversion of Series A Convertible Preferred stock to equity	$1,103	$—
Deemed 8% dividend on Series A Preferred shares	$1,572	$—
Conversion of convertible debt to common shares	$—	$2,825
Conversion of investor warrants	$—	$206
Conversion of derivative liability to equity	$—	$483
Non-cash share issuance costs	$—	$2,384
Common shares issued to settle accounts payable	$—	$55
Right of use asset modification	$—	$145

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

The Company has incurred significant losses and has an accumulated deficit of $79.7 million as of September 30, 2022. Our current cash position is insufficient to fund our current operating plan and planned capital expenditures for the next 12 months. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed interim consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated balance sheet, results of operations and comprehensive loss, statements of changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the current year ending December 31, 2022. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2021, and 2020 thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 17, 2022.

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

All intercompany transactions and balances have been eliminated upon consolidation.

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

Cash consists primarily of highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had no cash equivalents or restricted cash on September 30, 2022 and December 31, 2021.

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

(f)	Accumulated other comprehensive loss

Accumulated other comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive loss in the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended September 30, 2022 and 2021, the Company recorded accumulated foreign currency translation losses of ($643) and ($1,101) respectively; and instrument specific credit risk losses of $0 and $0 respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded accumulated foreign currency translation losses of ($1,271) and ($1,785) respectively; and instrument specific credit risk losses of $0 and ($9) respectively.

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

3.	Other Current Assets

The Company’s other current assets are comprised of the following:

	September 30, 2022	December 31, 2021
Deposits	$47	$53
Salary deposit	84	65
Value added tax (“VAT”) receivable	46	507
Other	5	—
Net other current assets	$182	$625

4.	Prepaid Expenses

	September 30, 2022	December 31, 2021
Prepaid insurance	$409	$14
Other prepayments	83	22
	$491	$36

5.	Investment

The Company owned 43,898 common shares in Lantern Pharma Inc. (“Lantern Pharma”) because of a prior license agreement made with Lantern Pharma in 2017. During September 2020 Lantern Pharma became publicly listed. During July 2022, the Company sold its 43,898 common shares in Lantern Pharma in exchange for net proceeds of $235 and recognized a loss of $115.

	September 30,	December 31,
	2022	2021
Opening balance	$350	$845
Less receipt of sale proceeds, net	(235)	—
Loss recognition	(115)	(495)
Ending balance	$—	$350

6.	Property, plant and equipment, net

Property, plant and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Laboratory equipment	$329	$336
Less: accumulated depreciation	(324)	(328)
	$5	$8

Depreciation expense for property, plant and equipment and right of use assets for the nine months ended September 30, 2022, and September 30, 2021 was $58 and $90 respectively.

7.	Intangible assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized as follows:

IPR&D Assets
Opening balance, December 31, 2021	$28,135
Impairment recognized during the period	(14,007)
Foreign translation adjustment	(2,101)
Ending balance, September 30, 2022	$12,027

	IPR&D Assets	Acquired Patents
Opening balance, December 31, 2020	$35,896	$78
Impairment recognized during the year	(7,761)	—
Accumulated amortization	—	(78)
Ending balance, December 31, 2021	$28,135	$—

As a result of both the Company’s February 15, 2022, receipt of a Refusal to File (“RTF”) from the U.S. Food and Drug Administration regarding the Company’s new drug application (“NDA”) for Dovitinib, and the current depressed state of the Company’s stock price, the Company performed an impairment assessment on its individual intangible assets during the period ended March 31, 2022 utilizing a discounted cash flow model with a weighted average cost of capital (“WACC”) of 16%, and recognized an impairment charge of $14,007 during the three month period ended March 31, 2022. The Company has further assessed the fair value of its intangible assets at June 30, 2022 and September 30, 2022 and determined that no further impairment is warranted as of those dates. Individual material development projects in progress are as follows:

	September 30,	December 31,
	2022	2021
Stenoparib	$12,027	$25,407
Dovitinib	—	2,728
Total	$12,027	$28,135

8.	Accrued liabilities

The Company’s accrued liabilities are comprised of the following:

	September 30,	December 31,
	2022	2021
3i LP floor price liability	$1,646	$—
Milestone liabilities	1,400	—
Consultants	200	—
Development cost liability	83	6,750
Payroll accruals	412	1,088
Accrued Board member fees	70	54
Accrued audit and legal	265	316
Other	3	382
	$4,079	$8,590

9. Convertible promissory note

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

As the Promissory Note was assumed in connection with the 2018 Merger, the Company recognized the Promissory Note and related accrued interest at its fair value, based upon an equivalent market interest rate of 12.875%, of approximately $787 on December 31, 2019, and recognized interest expense of $93 and $99 in the years ended December 31, 2020 and 2021 respectively and a corresponding increase in liability, resulting in a net liability of $979 and $880 at each of December 31, 2021 and December 31, 2020 respectively. The Company will measure the Promissory Note at amortized cost in subsequent reporting periods.

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

During the nine-month periods ended September 30, 2022 and 2021, the Company recorded $78 and $74 respectively to interest expense and increased the convertible promissory note liability by the same amount. The roll forward of the Promissory Notes as of September 30, 2022 and December 31, 2021, is as follows:

	September 30, 2022	December 31, 2021
Convertible promissory note	$1,000	$1,000
Less debt discount, opening	(215)	(263)
Plus, accretion of debt discount, interest expense	40	48
Convertible promissory note, net of discount	825	785
Interest accretion, opening	194	143
Interest accretion, expense	38	51
Ending balance	$1,057	$979

10.	Convertible debt

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

The Company determined the fair value of the Notes using a discounted cash flow valuation technique with a WACC of 15%. The Company estimates the change in fair value attributable to the instrument specific credit risk of the Notes at 1% under the fair value option and accordingly has recognized a loss of $9 in other comprehensive income during the nine-month period ended September 30, 2021.

The roll forward of the Notes for the period ended September 30, 2021, is as follows:

September 30, 2021
Opening fair value	$1,327
Convertible debt issued in the period	1,140
Change in fair value reported in statement operations	474
Foreign exchange	(116)
Conversion of notes to common stock	(2,825)
Ending fair value balance at September 30, 2021	$—

An effective interest rate determines the fair value of the Notes. The notes are unlisted and therefore, they are categorized as Level 3 in accordance with ASC 820, “Fair Value Measurements and Disclosures.” The Notes were fully converted to shares during the period ended September 30, 2021.

11.	Series A Preferred Stock and Common Stock Purchase Warrants

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

All shares of capital stock are junior in rank to all Series A Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

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

(b) Series A Preferred Stock Triggering Event

As more specifically discussed below, a “Triggering Event” under the COD occurred on April 29, 2022, under Section 5(a)(ii) of the COD, which would have resulted in the following unless 3i, agreed to forebear and/or waive its rights under the COD:

1. An 18% per annum dividend will start to accrue on the stated value of all outstanding Preferred Shares and will continue to accrue until the Triggering Event has been cured. The accrued dividend is added to the stated value prior to the Dividend Payment Date and paid in cash on the first trading day of the Company’s next fiscal quarter. A “Late Charge” in the amount of 18% per annum will accrue on any amounts due to be paid to holders of the Preferred Shares if not paid when due, including payments that may be owed under Section (e) of the Registration Rights Agreement (“RRA”).

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

On June 6, 2022, we entered into that certain First Amendment to the Forbearance Agreement and Waiver with 3i, (the “Amendment”) to extend the forbearance period date under subsection 5 of Section 2 of the Forbearance Agreement and Waiver dated April 27, 2022 (the “Original Agreement”) from June 4, 2022, to June 20, 2022. In addition, the parties agreed that the forbearance period of September  20, 2022 may also be extended for an additional fifteen (15) days to July 5, 2022, provided that, on June 20, 2022 the Company will remove the restrictive legend on 441,005 shares of common stock of the Company issued in connection with the conversion of certain shares of Series A Preferred Stock (“Conversion Shares”) by 3i pursuant to the conversion notice dated May 2, 2022, and 3i is able to sell the Conversion Shares free of restrictions (including volume restrictions) pursuant to SEC Rule 144(b)(1)(i) (the “Legend Removal”).

The Original Agreement was entered into by the Company and 3i because of a delay under the Registration Rights Agreement dated May 20, 2021. Under the Original Agreement, in exchange for certain consideration, 3i agreed to forbear exercising any rights or remedies that it may have had under the COD in connection with certain Triggering Events (as described therein) until the earlier to occur of (i) the date immediately prior to the date of occurrence of a Bankruptcy Triggering Event, (ii) the date of occurrence of any other Triggering Event under Section 5(a) of the COD (excluding any Triggering Event arising solely as a result of Section 5(a)(ii) of the COD and Section 4(c)(ii) of the Warrant), (iii) the time of any breach by the Company under the Forbearance Agreement and Waiver, (iv) the Resale Availability Date as defined therein and (v) June 4, 2022 (such period, the “Original Forbearance Period”). As a result of the Amendment, the June 4, 2022, date has been amended to June 20, 2022, with the option to extend to July 5, 2022, subject to the Legend Removal.

(c) 3i Warrant Terms

Concurrently with the issuance of our Preferred Stock, the Company issued warrants to purchase 2,018,958 shares of the Company’s common stock at an exercise price of $9.9061 per share, subject to adjustments (“3i Warrants”). The material terms of the 3i Warrants are as follows:

(i)	The warrants have and term of three years and expire on December 20, 2024;

(ii)	The exercise of the 3i Warrants are subject to a beneficial ownership limitation of 4.99% which can be adjusted to a beneficial ownership limitation of 9.99% upon sixty-one (61) days’ prior written notice;

(iii)	The exercise price and the number of 3i Warrant shares issuable upon the exercise of the 3i Warrants are subject to adjustment;

(iv)	In the event of either the Company consolidating or merging with or into another entity (the “Fundamental Transaction”), the sale or assignment of substantially all of the Company’s subsidiaries, or a Triggering Event (as defined in the COD), the holder is entitled to require the Company to pay the holder an amount in cash equal to the Black-Scholes value of the 3i Warrants on or prior to the later of the second trading after the date of request for payment and the date of consummation of the Fundamental Transaction; or at any time after occurrence of the Triggering Event.

(d) Accounting

i.	Series A Convertible Preferred Stock

The Company evaluated the Series A Convertible Preferred Stock redemption feature and recorded it in mezzanine given the cash redemption right that is within the holder’s control. The Company recognizes changes in redemption value when redemption becomes probable to occur.

The embedded conversion feature related to the convertible derivative liability has been recorded on the balance sheet as a current liability at its fair market value utilizing an appropriate valuation model considering all relevant assumptions current at the date of issuance and at each reporting period as described in Note 11(e).

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

(e) Series A Preferred Stock Conversions

Between January 1, 2022, and September 30, 2022, a total of 4,574 Series A Preferred shares were converted into 2,164,143 shares of our common stock, thereby reducing outstanding Series A Preferred shares at September 30, 2022 to 15,226. The fair value of the derivative liability associated with the Series A Preferred Stock converted during the nine-month period ended September 30, 2022, as determined by Monte Carlo simulations, was $955.

Because the latest eight conversions in the nine-month period ended September 30, 2022, were completed at less than the agreed floor price, we recorded a floor price liability and recognized a corresponding reduction of additional paid in capital, as follows:

i.	During the six months ended June 30, 2022, $1,511 (paid in cash prior to June 30, 2022); and

ii.	During the three months ended September 30, 2022, $1,646 (recorded as an accrued liability at September 30, 2022, inclusive of accrued interest of $49). (See Note 20)

Additionally, because the Company’s average daily dollar volume of stock trading was less than $2.5 million during a ten-day period in January 2022, the Company has recorded a one-time deemed dividend of 8% in the amount of $1,572 on preferred stock converted between February 1, 2022 and March 31, 2022 and the balance of Series A Preferred Stock outstanding as at March 31, 2022 as an increase to the value of the Series A Preferred Stock and a reduction of additional paid in capital. In addition, under the terms of the Registration Rights Agreement (“RRA”), during the nine-month period ended September 30, 2022, the Company has also paid 3i an additional $800 in Registration Delay Payments.

The following inputs were used for the Series A Preferred Stock conversions recorded in the nine-month period ended September 30, 2022 and the fair value of the Series A Preferred Derivative liability determined at September 30, 2022 and December 31, 2021:

	January 1, 2022 – September 30, 2022	December 31, 2021
Initial exercise price	$9.05 - $9.91	$9.91
Stock price on valuation date	$1.10 - $10.75	$10.37
Risk-free rate	1.03% - 4.23%	0.96%
Time to exercise (years)	2.22 - 2.96	2.97
Equity volatility	70% - 114%	70%
Probability of volume failure	93% - 99%	92%
Rounded 10-day average daily volume (in 1,000’s)	$297 - $873	$908

On September 30, 2022, the Company utilized the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to estimate the fair value of the 3i Warrants to be approximately $1,262. On December 31, 2021, the Company utilized Monte Carlo simulations models to estimate the fair value of the 3i Warrants to be approximately $11,273. The 3i Warrants were valued at September 30, 2022 and December 31, 2021, using the following inputs:

	September 30, 2022	December 31, 2021
Initial exercise price	$9.91	$9.91
Stock price on valuation date	$1.10	$10.50
Risk-free rate	4.14%	0.91%
Expected life of the 3i Warrant to convert (years)	2.22	3.0
Rounded annual volatility	106%	73%
Timing of liquidity event	November 15, 2022	Q3 2022 – Q2 2023
Expected probability of event	98%	90%

The accounting for the Series A Convertible Preferred Stock and 3i Warrants is illustrated in the tables below:

	Consolidated Balance Sheets				Consolidated Statement of Operations & Comprehensive Loss
	Warrant liability	Series A Preferred Derivative Liability	Series A Convertible Preferred Stock – Mezzanine	Additional paid-in capital	Finance Costs	Fair value adjustment to derivative and warrant liabilities

Subscription proceeds received on December 20, 2021	$11,273	$7,409	$1,318	$—	$—	$—
Costs allocated and expensed	—	—	(680)	—	877	—
December 21, 2021 conversion of 200 Series A Preferred Stock	—	(74)	(6)	80	—	—
Fair value adjustment at December 31, 2021	—	(154)	—	—	—	(154)
Balance, December 31, 2021	$11,273	$7,181	$632	$80	$877	$(154)

	Consolidated Balance Sheets
	Warrant liability	Series A Preferred Derivative Liability	Series A Convertible Preferred Stock – Mezzanine Equity	Additional paid-in capital	Accrued Liabilities	Consolidated Statement of Operations & Comprehensive Loss Fair value adjustment to derivative and warrant liabilities

Balances, December 31, 2021	$11,273	$7,181	$632	$80	$—	$(154)
Conversion of 1,973 shares of Series A Preferred Stock	—	(452)	(62)	514	—	—
Floor price adjustment on conversion of 1,973 shares of Series A Preferred stock	—	—	—	(133)	133	—
8% deemed dividend on Preferred Stock	—	—	1,572	(1,572)	—	—
Fair value adjustment	(9,008)	(3,558)	—	—	—	12,566
Balances, March 31, 2022	2,265	3,171	2,142	(1,111)	133	12,566
Conversion of 809 shares of Series A Preferred Stock	—	(161)	(26)	187	—	—
Floor price adjustment on conversion of 809 shares of Series A Preferred Stock	—	—	—	(1,377)	1,377	—
Cash payment of accrued liabilities	—	—	—	—	(1,511)	—
Fair value adjustment	(746)	(128)	—	—	—	874
Balances, June 30, 2022	1,519	2,882	2,116	(2,301)	(1)	13,440
Conversion of 1,792 shares of Series A Preferred Stock	—	(341)	(60)	401	—	—
Floor price adjustment on conversion of 1,792 shares of Series A Preferred Stock	—	—	—	(1,646)	1,646	—
Fair value adjustment	(257)	255	—	—	—	2
Balances, September 30, 2022	$1,262	$2,795	$2,056	$(3,546)	$1,645	$13,442

12.	Derivative Liabilities

(a) Series A Preferred Stock Conversion Feature

The derivative scope exception under ASC 815 is not met because a settlement contingency is not indexed to the Company’s stock. Therefore, the redemption feature (derivative liability) has been bifurcated from the Series A Preferred Stock and recorded as a derivative liability. The derivative value of the Series A Preferred Stock Redemption Feature (the “Redemption Feature”) is the difference between the fair value of the Series A Preferred Stock with the Redemption Feature and the Series A Preferred Stock without the Redemption Feature. The Series A Preferred Stock Redemption Feature has been valued with a Monte Carlo Simulation model, using the inputs as described in Note 12(e).

(b) Investor Warrants

In connection with subscriptions of Offer Units in the rights issue carried out in September 2021, 2,417,824 investor warrants (“TO3 warrants”) have been granted to investors. All Warrants were vested as of their grant date, were exercisable for $10 per share and had an expiration date of April 15, 2023.

At September 30, 2021 total investor warrants outstanding of 3,504,582 were comprised of: 1,086,758 warrants outstanding exercisable at a weighted average exercise price of $36.0 per share and 2,417,824 TO3 warrants exercisable for $10.0 per share. No investor warrants were exercised or expired during the nine-month period ending September 30, 2021.

(c) Valuation of Derivative Liabilities

The derivative liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value during the nine-month periods ended September 30, 2022, and 2021 are presented in the following tables:

	3i Fund Series A Conversion Feature	Settlement Warrants	TO2 Warrants	TO3 Warrants
	September 30, 2022	September 30, 2021	September 30, 2021	September 30, 2021
Balance beginning of period	$7,181	$102	$47	$—
Issued during the period	—	—	—	2,000
Change in fair value	(3,432)	124	(46)	(1,723)
Translation effect		(8)	(1)	—
Amount transferred to Equity	(954)	—	—	(277)
Balance end of period	$2,795	$218	$—	$—
Fair value Series A Preferred share / Warrant issuable at end of period	$183.60	$0.03	$—	$—

The assumptions for estimating the fair value of the 3i Fund Series A Conversion Feature are disclosed in Note 11(e).

The fair value of the Company’s derivative warrant liabilities as at September 30, 2021 were estimated using the Black-Scholes option pricing model for the Settlement Warrants and TO3 Warrants, based on the following assumptions:

Warrants issued February 2020
Settlement Warrants
September 30, 2021
Exercise price	$1.9
Share price	$5.0
Risk-free interest	(0.52)%
Expected dividend yield	(0)%
Contractual life (years)	1.67
Expected volatility	104.20%

The Company measured its derivative warrant liabilities on a recurring basis using level 3 inputs.

13.	Stockholders’ Equity

During the three months ended September 30, 2022, the Company issued 976,862 shares of common stock valued at $401 gross and ($1,245) net of the $1,646 floor price adjustment payable in cash upon the conversion of 1,792 shares of Series A Preferred stock.

During the three months ended September 30, 2021, the Company issued:

i.	290,104 common shares valued at $3,232 upon the exercise of common stock purchase warrants; and

ii.	Units consisting of 482,250 common shares and 482,250 common share purchase warrants valued at $2,384 upon the issuance of Units on July 14, 2021, to the financial advisors of the May 14, 2021, rights issue. The attached warrants are exercisable for $10 each with an original expiration date of April 15, 2023, subsequently amended to September 13, 2021 (Note 11(a)).

During the nine months ended September 30, 2022, the Company issued 2,164,143 shares of common stock valued at $1,103 gross and ($3,626) net of the $4,728 floor price adjustments payable in cash upon the conversion of 4,574 shares of Series A Preferred stock.

During the nine months ended September 30, 2021, the Company issued:

iii.	295,537 common shares valued at $3,232 upon the exercise of common stock purchase warrants;

iv.	Units consisting of 2,417,824 common shares valued at $12,125 upon the issuance of 2,417,824 units of one common share and one share purchase warrant for $10.0 per unit, and 482,250 common shares and 482,250 common share purchase warrants valued at $2,384 in consideration for services. The attached warrants are exercisable for $10 each with an original expiration date of September 13, 2023, subsequently amended to September 13, 2021 (Note 11(a)); and

v.	628,192 common shares valued at $2,880 upon conversion of debt.

14.	Stock-based payments

During the three months ended September 30, 2022, the total stock-based payment expense recorded in the condensed consolidated statement of operations and comprehensive loss was $406 ($268 and $138 as staffing expenses in general and administrative and research and development expenses respectively) (2021: expense of $577 of which $381 and $190 are recognized as staffing expense in general and administrative and research and development expenses respectively).

During the nine months ended September 30, 2022, total stock-based expenses recognized in the condensed consolidated statement of operations and comprehensive loss were $1,412 of which $932 and $480 are recognized as staffing expenses in general and administrative and research and development expenses respectively (2021: expense of $1,205 of which $795 and $410 are recognized as staffing expenses in general and administrative expenses and research and development expenses respectively).Total unrecognized compensation cost of $1,211 for non-vested options at September 30, 2022 is expected to be realized over a period of approximately 2 years. A summary of stock option activity under the Company’s stock option plans during the nine-month period ended September 30, 2022, is presented below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Share	Weighted Average Life (in years)
Outstanding December 31, 2021	1,174,992	$6.8	4.9
Granted	23,000	1.3	—
Exercised	—	—	—
Forfeited	(544,042)	7.3	—
Outstanding as of September 30, 2022	653,950	$6.9	2.4
Options exercisable at September 30, 2022	339,575	$3.1	3.5

The fair value of stock options granted in the period ended September 30, 2022 were estimated using the Black-Scholes option pricing model, based on the following assumptions:

September 30, 2021
Exercise price	$1.28
Share price	$1.28
Risk-free interest	3.05%
Expected dividend yield	(0)%
Contractual life (years)	5.0
Expected volatility	1.06%

During the nine-month period ended September 30, 2021, a total of 771,687 options were exercised at a weighted exercise price of $2.6 per option and their intrinsic value was $51,531; and no options were granted, expired, or cancelled.

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

	Three- and Nine-month period ended September 30,
	2022	2021
Warrants and stock options	2,672,910	233,475
Series A Convertible Preferred stock	8,300,061	—
	10,972,971	233,475

17.	Financial Instruments

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$(1,262)	$(1,262)
Series A Convertible Preferred Stock Conversion Feature	—	—	(2,795)	(2,795)
	$—	$—	$(4,057)	$(4,057)

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investment	$350	$—	$—	$350
Liabilities:
Warrant liability	$—	$—	$(11,273)	$(11,273)
Series A Convertible Preferred Stock Conversion Feature	—	—	(7,181)	(7,181)
	$—	$—	$(18,454)	$(18,454)

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

The Company used the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to measure the fair value of the warrant liability at $1,262 on September 30, 2022, and Monte Carlo simulations models to measure the fair value at $11,273 on December 31, 2021. The Company used Monte Carlo simulation models to measure the fair value of the Series A convertible preferred stock redemption feature at $2,795 and $7,181 respectively on September 30, 2022 and December 31, 2021, and will subsequently remeasure the fair value at the end of each period and record the change of fair value in the Condensed Consolidated Statements of Operation and Comprehensive Loss during the corresponding period. Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the nine-month period ended September 30, 2022, the Company’s stock price decreased from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

18.	Income Taxes

The effective tax rate for the three and nine-month periods ended September 30, 2022 and 2021, was impacted by unbenefited losses. Specifically, the impairment charge of approximately $14,007 recognized in the nine months ended September 30, 2022, has resulted in a tax benefit of $1,218 in the nine months ended September 30, 2022.

19.	Commitments and Contingencies

(a) Second Amendment to License Agreement with Novartis

On September 27, 2022, Allarity Therapeutics Europe Aps (“Allarity Europe”), a wholly-owned subsidiary of the Company, entered into a Second Amendment to License Agreement (the “Second Amendment”) with Novartis Pharma AG, a company organized under the laws of Switzerland (“Novartis”), which amended the terms of the License Agreement dated April 6, 2018 (the “Original Agreement”), as amended by that certain First Amendment to License Agreement effective as of March 30, 2022 (“Amendment” and together with the Original Agreement, the “Agreement”) and that certain Promissory Note dated April 6, 2018, which was re-issued by Allarity Therapeutics Denmark ApS, a subsidiary of Allarity Europe, in favor of Novartis on March 30, 2022, to modify the terms and timing of the Outstanding Milestone Payment (as defined in the Second Amendment), including an increase in such milestone payment by $500, in addition to the $5,000 which is included in accounts payable at September 30, 2022. The Second Amendment became effective upon receipt by Novartis of the first portion of the Outstanding Milestone Payment ($1,000), which was paid on or about September 28, 2022.

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

(b) Third Amendment to Stenoparib Exclusive License Agreement with Eisai Inc.

Effective July 12, 2022 the Company’s July 6, 2017 Exclusive License Agreement with Eisai Inc. (as amended December 11, 2020 and August 3, 2021) (the “Third Amendment”), the terms of the original exclusive license were further amended in order to (1) further postpone the due date of the Extension Payment and extend the deadline for the Company’s successful completion of its first Phase 1b or Phase 2 clinical trial for Stenoparib (the “Product”) beyond December 31, 2022; and (2) amend terms related to Eisai’s right of termination of development.

In consideration of the extended timeframe, and the Company not achieving the minimum patient enrollment, by July 1, 2022, set out in the Second Amendment, the Company is obligated to pay Eisai an extension payment as follows:

(i)	$100 within ten (10) days of the execution of the Third Amendment (paid during the period ended September 30, 2022); and

(ii)	$900 on or before April 1, 2023 (accrued at September 30, 2022).

Once the extension payment is paid in full, the Company shall have until April 1, 2024, to complete enrollment in a further Phase 1b or Phase 2 Clinical Trial of the Product. If the Company has not achieved successful completion of a further Phase 1b or Phase 2 Clinical Trial of the Product prior to April 1, 2024, Eisai may terminate this Agreement in its entirety, in its sole discretion on at least one hundred and twenty (120) days prior written notice.

(c) Development costs

Under the terms of the June 2020 Sublicense agreement (the “2022 Sublicense Agreement”) between the Company and Smerud Medical Research International AS (Norway) (“Smerud”), the Company is liable for development costs incurred by Smerud in the approximate amount of $1,264 which has been accrued as of December 31, 2021, as payable to Smerud. However, effective March 28, 2022, the Company terminated its LiPlasome rights through the following agreements:

A Letter Agreement between Chosa Oncology Ltd. (England), Chosa ApS (Denmark) (collectively “Chosa”), Smerud Medical Research International AS (Norway) (“Smerud”), and Allarity Therapeutics, Inc. (US) which references the following agreements:

a.	The 2022 Amended and Restated License Agreement between LiPlasome Pharma Aps (Denmark) (“LiPlasome”), Chosa, and the Company’s subsidiary Allarity Therapeutics ApS, which amended the original February 15, 2016 LiPlasome License Agreement (as amended January 27, 2021), whereby Chosa replaced the Company as licensee of LiPlasome in exchange for Smerud’s cancellation of the Company’s $1,309 liability to Smerud and the Company’s agreement to pay $338 to LiPlasome. Consequently, as at September 30, 2022, the Company recognized other income on the sale of IP of $971 and recorded a balance due to LiPlasome of $338 in accrued liabilities, which was paid on April 1, 2022.

b.	The LiPlacis Support Agreement between Allarity Therapeutics Europe, Smerud, Chosa and LiPlasome. Terms of the Support Agreement provide that each of Smerud and the Company agreed that the 2022 Sublicense Agreement is terminated in its entirety.

(d) Oncoheroes

Effective January 2, 2022, the Company entered into an Exclusive License Agreement with Oncoheroes Biosciences Inc. (the “Oncoheroes Agreement”) to grant Oncoheroes an exclusive royalty-bearing global license to both dovitinib and stenoparib in pediatric cancers. Oncoheroes will take responsibility for pediatric cancer clinical development activities for both clinical-stage therapeutics. Allarity will support Oncoheroes’ pediatric clinical trials by providing clinical-grade drug inventory at cost and by facilitating DRP® companion diagnostic screening of pediatric patients for each drug. Under the licenses, Oncoheroes will receive commercialization rights for pediatric cancers, subject to the Company’s first buy-back option for each program, and the Company will receive an upfront license fee and regulatory milestones for each program, specifically one for dovitinib and one for stenoparib, as follows:

i.	a one-time upfront payment of $250 and $100 for stenoparib and dovitinib respectively, within 5 business days after January 2, 2022 ($350 received as of January 11, 2022, and recorded in other income as proceeds on sale of IP); and

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

(e) Lantern Pharma, Inc. – Irofulven Agreement

On July 23, 2021, we entered into an Asset Purchase Agreement with Lantern Pharma, Inc. relating to our inventory of Irofulven active pharmaceutical ingredients, our clinical research data relating to Irofulven developed by us during the drug development program under the May 2015 Drug License and Development Agreement for Irofulven and terminated our obligation to further advance the development of Irofulven under the May 2015 agreement. Under the Asset Purchase Agreement, Lantern Pharma agreed to pay us $1 million on the closing of the transaction, and additional amounts:

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

Effective March 18, 2022, pursuant to clause (i) the inventory was recertified with a longer shelf life and as of September 30, 2022, we received $459 which has been recorded in other income as proceeds on sale of IP.

20.	Subsequent Events

i. Stock Option Grant

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

The Board’s decision also considers feedback that the Company received from the U.S. Food and Drug Administration (FDA). We submitted an NDA with the FDA on December 21, 2021, for the third line treatment of metastatic renal cell carcinoma (mRCC or kidney cancer) in patients selected by our Dovitinib-DRP® companion diagnostic. Prior to submission of the NDA, we submitted a Pre-Market Approval (PMA) application to the FDA for approval of our dovitinib-specific DRP® companion diagnostic for use to select and treat patients likely to respond to dovitinib. On February 15, 2022, we received Refusal to File (RTF) letters for both our dovitinib NDA and our DRP®-Dovitinib companion diagnostic PMA. The FDA has asserted that neither our NDA or PMA meets the regulatory requirements to warrant a complete agency review. The primary grounds of rejection asserted by the FDA relates to our use of prior Phase 3 clinical trial data, generated by Novartis in a “superiority” endpoint study against sorafenib (Bayer), to support a “non-inferiority” endpoint in connection with the DRP®-Dovitinib companion diagnostic. Based upon the reasons given in the RTF letters and a subsequent Type C meeting with the FDA on May 31, 2022, we anticipate that the FDA will require a prospective Phase 3 clinical trial as well as additional dose optimization studies before regulatory approval of Dovitinib as a monotherapy and its companion diagnostic Dovitinib-DRP for the treatment of third-line mRCC can be obtained. While we have decided that the costs, risks and potential benefits of conducting these studies for dovitinib as a monotherapy for mRCC are no longer the best path toward commercial success, we continue to evaluate other potential Phase 1b/2 clinical trials for dovitinib combined with other approved drugs in the mRCC space and in other indications. For example, we anticipate commencing a stenoparib in combination with dovitinib Phase 1b/2 clinical trial for second-line or later treatment of metastatic ovarian cancer. Our decision to advance dovitinib as a combination therapy and not as a monotherapy is based on our belief that both the science and the market for oncology therapies has shifted towards combination therapies and away from monotherapies for multiple indications of cancer

As part of its new strategic pipeline focus, and subject to financing, the Company previously announced that it expected to initiate enrollment in a Phase 1b/2 study of its PARP inhibitor, stenoparib, in combination with its pan-TKI, dovitinib, for the second-line or later treatment of metastatic ovarian cancer by or before Q4 2022. However, on November 7, 2022, the Company announced that it has decided to delay the enrollment of patients in the Phase 1b/2 study until the Company has raised additional capital. The Company is currently in discussions with the holder of its Series A Preferred Shares regarding a potential bridge loan to extend the Company’s cash runway beyond December 31, 2022, in order to provide the Company with more time to complete the process of amending its certificate of incorporation increasing its authorized share capital in order to facilitate additional capital investments. No assurances can be given that the discussions will be successful or that the Company will be able to raise additional capital on favorable terms, or at all. Assuming the Company raises additional capital, the Company plans to have trial sites in both the U.S. and Europe. The Company is currently evaluating other potential Phase 1b/2 studies for either stenoparib or dovitinib combined with another oncology therapeutic, including the mRCC space. The Company’s ongoing Phase 2 studies of stenoparib, as monotherapy for ovarian cancer, and IXEMPRA®, as monotherapy for metastatic breast cancer, will continue through their interim data readouts, now anticipated in Q2 2023, subject to funding. All pipeline development activities will continue to utilize drug-specific DRP® companion diagnostics to guide patient selection and treatment.

Second Amendment to License Agreement

On September 27, 2022, we entered into a Second Amendment to License Agreement (the “Second Amendment”) with Novartis Pharma AG, a company organized under the laws of Switzerland, which amended the terms of the License Agreement dated April 6, 2018 (the “Original Agreement”), as amended by that certain First Amendment to License Agreement effective as of March 30, 2022 (“Amendment” and together with the Original Agreement, the “Agreement”) and that certain Promissory Note dated April 6, 2018, which was re-issued by Allarity Therapeutics Denmark ApS, a subsidiary of Allarity Europe, in favor of Novartis on March 30, 2022, to modify the terms and timing of the Outstanding Milestone Payment (as defined in the Second Amendment). The Second Amendment increase the amount of the total milestone payment by $500. The Second Amendment became effective upon receipt by Novartis of the first portion of the Outstanding Milestone Payment, which was made on or about September 28, 2022.

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

We have incurred net losses in each year since inception. Our net losses were $9.0 million and $9.8 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $79.7 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		Increase/	For the nine months ended September 30,		Increase/
	2022	2021	(Decrease)	2022	2021	(Decrease)
	(In thousands)			(In thousands)
Operating expenses:
Research and development	$3,004	$1,355	$1,649	$5,989	$4,674	$1,315
Impairment of intangible assets	—	—	—	14,007	—	14,007
General and administrative	1,558	2,619	(1,061)	7,717	6,140	1,577
Total operating expenses	4,562	3,974	588	27,713	10,814	16,899
Loss from operations:	$(4,562)	$(3,974)	$588	$(27,713)	$(10,814)	$16,899

Research and Development Expenses

We currently do not track our research and development costs by product candidate. A breakdown by nature of type of expense for the three and nine months ended September 30, 2022 and 2021 is provided below.

	For the three months ended September 30,		Increase/	For the nine months ended September 30,		Increase/
	2022	2021	(Decrease)	2022	2021	(Decrease)
	(In thousands)			(In thousands)
Research study expenses	$464	528	$(64)	$1,504	$1,725	$(221)
Milestone payments	1,400	—	1,400	1,400	—	1,400
Tax credit	(133)	(219)	86	(723)	(656)	(67)
Manufacturing & supplies	151	95	56	312	888	(576)
Contractors	410	555	(145)	1,509	1,634	(125)
Patents	191	177	14	252	244	8
Staffing	500	189	311	1,683	685	998
Amortization	20	21	(1)	58	89	(31)
Other	1	8	(7)	(6)	64	(70)
	$3,004	$1,355	$1,649	$5,989	$4,674	$1,315

For the three months ended September 30, 2022 and 2021

The increase of $1,649 in research and development expenses was primarily because of increases of $1,400 in milestone payments, $311 in staffing costs, $56 in manufacturing and supplies and $14 in patents offset by decreases of $145 in contractors and consultants, $64 in research study costs, $7 in other research and development costs and $1 in amortization, offset by. Also, tax credit recoveries were reduced by $86. Milestone payments increased because of commitments to Eisai and Novartis Staffing costs increased primarily because of increased stock option costs.

For the nine-months ended September 30, 2022 and 2021

The increase of $1,315 in research and development expenses was primarily because of increases of $1,400 in milestone payments, $998 in staffing costs and $8 increase in patent costs, offset by $500 decreases of $576 in manufacturing and supplies, $221 in research study costs, $125 in contractors and consultants, $70 in other research and development, and $31 in amortization. Milestone payments increased because of commitments to Eisai and Novartis. Tax credit recoveries increased by $67. Staffing costs increased primarily because of severance and stock option costs.

Impairment of Intangible Assets

As a result of both the Company’s February 15, 2022, receipt of a Refusal to File (“RTF”) from the U.S. Food and Drug Administration regarding the Company’s new drug application (“NDA”) for Dovitinib, and the current depressed state of the Company’s stock price, the Company performed an impairment assessment on its individual intangible assets during the period ended March 31, 2022 utilizing a discounted cash flow model with a weighted average cost of capital (“WACC”) of 16%, and recognized an impairment charge of $14,007 during the three month period ended March 31, 2022. The Company has further assessed the fair value of its intangible assets at June 30, 2022 and September 30, 2022 and determined that no further impairment is warranted as of those dates. Individual material development projects in progress are as follows:

General and Administrative Expenses

For the three months ended September 30, 2022 and 2021

General and administrative expenses decreased by $1,061 for the three months ended September 30, 2022, compared to September 30, 2021. The decrease was primarily because of decreases of $628 in staffing, $870 in audit and legal, $21 in listings, and $11 in communications, offset by a $407 increase in insurance and $62 in other administrative expenses. Staffing costs decreased primarily because of decreased stock option expense.

For the nine-months ended September 30, 2022 and 2021

General and administrative expenses increased by $1,577 for the nine months ended September 30, 2022, compared to September 30, 2021. The increase was primarily because of increases of $1,167 in insurance, $387 in audit and legal, $300 in financial consulting, $54 in listings, $37 in other administrative, and $14 in communications, offset by decreases of $356 in staffing and $26 in premises. Insurance costs increased because of D&O insurance costs. Staffing costs decreased primarily because of reduced stock option expense.

Other Income (Expenses), Net

For the three months ended September 30, 2022 and 2021

Other income (expense) of ($470) recognized in the three months ended September 30, 2022, consisted primarily of ($406) in foreign exchange losses, ($45) loss on our investment, and ($35) in interest expenses, offset by an $2 fair value adjustment to derivative and warrant liabilities and $14 of interest income. In the three months ended September 30, 2021, other income (expense) of $2.7 million consisted of income from the sale of IP of $1 million, fair value adjustment of derivative liabilities of $1.8 million, interest income of $28 and foreign exchange gains of $9, offset by Loss on investment of $137 and interest expense of $27.

For the nine-months ended September 30, 2022 and 2021

Other income (expense) of $13.3 million recognized in the nine months ended September 30, 2022, consisted primarily of a $13.4 million fair value adjustment to derivative and warrant liabilities, income of $1.8 million from the gain on sale of IP, and interest income of $19, offset by ($944) in foreign exchange losses, ($800) registration delay penalty on our Series A Preferred stock, ($107) in interest expenses, and ($115) loss on investment. In the nine months ended September 30, 2021, other income (expense) of $1.1 million consisted of income from the sale of IP of $1 million and fair value adjustment of derivative liabilities of $1.7 million, offset by change in fair value of convertible debt of ($474), finance expenses of ($393), loss on investment of ($317), interest expense of ($238), loss on extinguishment of convertible debt of ($141), and foreign exchange losses of ($71).

Changes in fair value of our derivative liabilities and convertible debt are measured using level 3 inputs as described in our condensed consolidated financial statements.

Income Taxes

For the three-month periods ended September 30, 2022 and 2021

Income tax recovery (expense) was ($5) for the three months ended September 30, 2022, versus ($35) for the three months ended September 30, 2021.

For the nine-month periods ended September 30, 2022 and 2021

Income tax recovery (expense) was $1.2 million for the nine months ended September 30, 2022, versus ($98) for the nine months ended September 30, 2021. The increase in income tax recovery of $1.3 million was primarily because the March 31, 2022, impairment charge of approximately $14 million resulted in a tax benefit of $1.2 million for the nine months ended September 30, 2022.

Liquidity, Capital Resources and Plan of Operations

Since our inception our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our securities. As of September 30, 2022, we had $3.9 million in cash, and an accumulated deficit of $79.7 million.

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

As of September 30, 2022, the Company’s cash deposits of $3.9 million were determined to be insufficient to fund its current operating plan and planned capital expenditures beyond the year ending December 31, 2022. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.

The Company is currently in discussions with the holder of its Series A Preferred Shares regarding a potential bridge loan to extend the Company’s cash runway beyond December 31, 2022, in order to provide the Company with more time to complete the process of amending its certificate of incorporation increasing its authorized share capital in order to facilitate additional capital investments. No assurances can be given that the discussions will be successful or that the Company will be able to raise additional capital on favorable terms, or at all. The Company’s failure to raise capital or enter into other such arrangements when needed would have a negative impact on its business, results of operations and financial condition and its ability to maintain current operations and develop its product candidates which in turn may force the Company to seek protection under the U.S. bankruptcy laws. The Company is actively exploring raising capital through equity and debt financings which may require collateralizing debt financing with the assets of the Company.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash flows used in operating activities	$(14,371)	$(10,567)
Net cash flows provided by investing activities	809	1,000
Net cash flows (used in) provided by financing activities	(2,311)	15,381
Effect of foreign exchange rates on cash	264	(528)
Net increase (decrease) in cash	$(15,609)	$5,286

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was approximately $14.4 million compared to approximately $10.6 million for the nine months ended September 30, 2021. The approximate $4.1 million increase in net cash used in operating activities was primarily the result of a decreased loss of $2.5 million, and items not affecting cash of approximately $163, offset by changes in operating assets and liabilities of approximately $1.1 million.

Investing Activities

For the nine months ended September 30, 2022, net cash provided by investing activities was approximately $809 compared to $1,000 for the nine months ended September 30, 2021. The decrease in net cash provided by investing activities was primarily due to a decrease in proceeds from the sale of IP during the nine months ended September 30, 2022.

Financing Activities

In the nine months ended September 30, 2022, we incurred $2.3 million cash financing costs as a result of a $1.5 million floor price adjustment on converted Series A Preferred Stock and an $800 Registration Delay Penalty on our Series A Preferred stock. We have also incurred and accrued an additional $2.9 million in unpaid costs due to 3i floor price liability of $1,646 inclusive of interest of $49.

In the nine months ended September 30, 2021, we received $15.4 million from financing activities inclusive of $14.9 million from the issuance of common stock and $1.2 million in proceeds from convertible debt and we paid $620 in share issuance costs. We also received and repaid a $2.9 million loan.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents as of November 14, 2022, and our anticipated expenditures and commitments for the next twelve months including contractual obligations for milestone payments, will not enable us to fund our operating expenses and capital expenditure requirements for at least twelve (12) months from the date of this report. Our estimate as to how long we expect our cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021, and our audited consolidated financial statements for the years ended December 31, 2021 and 2020, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the years ended December 31, 2021, and 2020, included in our Form 10-K for the year ended December 31, 2021, filed on May 17, 2022, and there have been no significant changes to our significant accounting policies during the nine months ended September 30, 2022. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes.

Recently Issued Accounting Pronouncements

See the sections titled “Recently adopted accounting pronouncements” in Note 2(dd) and “Recently issued accounting pronouncements not yet adopted” in Note 2(ee) to the Company’s consolidated financial statements for the year ended December 31, 2021 and 2020, respectively, appearing in the Company’s 10-K filed with the SEC on May 17, 2022; and in Notes 2(i) and 2(j) to the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, we are exempt from the requirements of Item 3.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, because (i) of the material weaknesses identified in our internal controls over financial reporting; and (ii) we were required to restate our financial statements for the year ended December 31, 2020, and quarterly period ended September 30, 2021, which delayed the filing of or required an amendment to our SEC reports, our disclosure controls, and procedures, as defined above, were not effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than as described above.

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

From January 1, 2022, to September 30, 2022, pursuant to a series of exercise of conversion by the Investor, we issued 2,164,163 shares of Common Stock to the Investor upon the conversion of 5,574 shares of Series A Preferred Stock (“Conversion Shares”). No proceeds were received by the Company upon such conversion. As of September 30, 2022, we had 15,226 shares of Series A Preferred Stock issued and outstanding.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of this Report.

Exhibit No.	Description
3.1(a)	Amendment No. 1 to Amended and Restated Bylaws
10.1(b)	Second Amendment to Development, Option & License Agreement
10.2†(c)	Second Amendment to License Agreement
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2022
(b)	Incorporated by reference form Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on October 7, 2022.
(c)	Incorporated by reference from Form 8-K filed with the SEC on September 30, 2022.

†	Certain portions of this exhibit are omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLARITY THERAPEUTICS, INC., A Delaware Corporation

Date: November 14, 2022	By:	/s/ James G. Cullem
		Name:	James G. Cullem
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Joan Brown
		Name:	Joan Brown
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)