Form 10-K
period 2022-12-31
Allarity Therapeutics, Inc.
filed 2023-03-13
CIK 1860657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41160

ALLARITY THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-2147982
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

24 School Street, 2nd Floor, Boston, MA	02108
(Address of principal executive offices)	(Zip Code)

(401) 426-4664

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALLR	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s aggregate market value of its common stock held by non-affiliates as of such date was $10,592,706.

As of March 8, 2023, the registrant had 30,000,000 shares of common stock outstanding.

Documents incorporated by reference: None.

When used herein, unless the context requires otherwise, references to the “Company,” “we,” “our” and “us” refer to Allarity Therapeutics, Inc., a Delaware corporation.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. All statements, other than statements of historical fact, contained in this Annual Report. including statements regarding our strategy, future preclinical studies and clinical trials, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” “aim,” “should,” ‘will” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. If one or more of these risk factors or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Furthermore, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements relating to Allarity in this Annual Report include, but are not limited to, statements about:

●	our ability to continue as a going concern as addressed in the independent registered public accounting firm’s report on our audited financial statements for the year ended December 31, 2022, included in this report;

●

our ability to secure immediate substantial funding for our operations, working capital and to pursue our clinical trials. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or terminate our operations, product development, other operations or commercialization efforts;

●	our ability to satisfy the Nasdaq continued listing requirements;

●

our ability to amend our Certificate of Incorporation, as amended, to increase our authorized shares of common stock (which is subject to stockholder approval) since we currently do not have any authorized shares of common stock available for issuance;

●	our ability to have effective disclosure controls and procedures and internal controls over financial reporting, and our ability to remediate the material weaknesses in our controls;

●	our plans to develop and commercialize its drug candidates;

●	our ability to generate any revenue or become profitable;

●	the initiation, cost, timing, progress and results of our current and future preclinical studies and clinical trials, as well as our research and development programs;

●	the impacts of the ongoing COVID-19 pandemic and related restrictions as they may related to our clinical trials;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	the unknown consequences of a request for documents from the SEC;
●	the market price of our common stock has been and may continue to be volatile;

ii

●	our ability to successfully acquire or in-license additional product candidates on reasonable terms;

●	our ability to maintain and establish collaborations or obtain additional funding;

●	our ability to obtain regulatory approval of its current and future drug candidates;

●	our expectations regarding the potential market size and the rate and degree of market acceptance of such drug candidates;

●	our expectations regarding our ability to fund operating expenses and capital expenditure requirements with our existing cash and cash equivalents, and future expenses and expenditures;

●	our ability to perform our contractual obligations we have under the transaction documents for financings relating to our Series A Preferred Stock, Series C Preferred Stock and bridge loan;

●	our ability to enroll patients in our clinical trials, our clinical development activities;

●	our ability to retain key employees, consultants and advisors;

●	our ability to retain reliable third parties to perform the chemistry work associated with our drug discovery, preclinical activities and to conduct our preclinical studies and clinical trials in a satisfactory manner;

●	our ability to secure reliable on third party manufacturers to produce clinical and commercial supplies of API for our therapeutic candidates;

●	our ability to obtain, maintain, protect and enforce sufficient patent and other intellectual property rights for our therapeutic candidates and technology;

●	our anticipated strategies and our ability to manage our business operations effectively;

●	the impact of governmental laws and regulations;

●	the possibility that we may be adversely impacted by other economic, business, and/or competitive factors;

●	any future currency exchange and interest rates; and

●	other risks and uncertainties indicated in this report, including those set forth in the section titled “Risk Factors” as set forth in this report, which is incorporated herein by reference.

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. We do not assume any obligation to update any forward-looking statements, Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage, precision medicine pharmaceutical company actively advancing a pipeline of in-licensed oncology therapeutics for patients with difficult-to-treat cancers. Our clinical program includes three anti-cancer assets in mid-stage clinical development and one anti-cancer asset in early-stage clinical development. Our programs and partnerships leverage our proprietary, highly accurate Drug Response Predictor (DRP®) technology to refine patient selection and improve clinical outcomes. Our DRP® technology has been broadly validated across an extensive array of therapies and tumor types with a high degree of accuracy for matching the right patient to the right drug. By identifying those patients who will and who will not respond, the DRP® companion diagnostics have the potential to transform cancer therapeutic development across many indications by increasing clinical success rates with trials involving a fewer number of patients and improve patient outcomes by matching them to the right drug.

Our pipeline currently consists of three mid-stage clinical candidates for cancer and one anti-cancer asset in early-stage clinical development. We are focused on the clinical development of three priority programs: dovitinib in combination with stenoparib for the second-line or later treatment of metastatic ovarian cancer, stenoparib as a monotherapy for ovarian cancer, and IXEMPRA® as a monotherapy for metastatic breast cancer. In addition, Allarity is supporting the development of one additional clinical asset through business development activities. Each Allarity pipeline program is being co-developed with a drug specific DRP® companion diagnostic to select and treat patients most likely to benefit from treatment.

While we have not yet successfully received regulatory or marketing approval for any of our therapeutic candidates or companion diagnostics, and while we believe that our approach has the potential to reduce the cost and time of drug development through the identification and selection of patient populations more likely to respond to therapy, our strategy involves risks and uncertainties that differ from other biotechnology companies that focus solely on new therapeutic candidates that do not have a history of failed clinical development. By utilizing our DRP® platform to generate a drug-specific companion diagnostic for each of our therapeutic candidates, if approved by the FDA, we believe our therapeutic candidates have the potential to advance the goal of personalized medicine by selecting the patients most likely to benefit from each of our therapeutic candidates and avoid the treatment of non-responder patients. All of our therapeutic candidates are clinical stage assets and the FDA has not yet approved any of our therapeutic candidates or any of our DRP® companion diagnostics. As used in this report, statements regarding the use of our proprietary DRP® companion diagnostics or our proprietary DRP® platform or our observations that a therapeutic candidate may have anti-cancer or anti-tumor activity or is observed to be well tolerated in a patient population should not be construed to mean that we have resolved all issues of safety and/or efficacy for any of our therapeutic candidates or DRP® companion diagnostic. Issues of safety and efficacy for any therapeutic candidate or companion diagnostic may only be determined by the U.S. FDA or other applicable regulatory authorities in jurisdictions outside the United States.

Our clinical and commercial development team is advancing our pipeline of targeted oncology therapeutic candidates, all of which have previously succeeded at least through Phase 1 clinical trials demonstrating that the therapeutic candidate is well tolerated. Our three priority assets, dovitinib, stenoparib, and IXEMPRA® (ixabepilone) are all former drug candidates of large pharmaceutical companies.

Our most advanced therapeutic candidate, dovitinib, is a selective inhibitor of several classes of tyrosine kinases, including FGFR and VEGFR, and was formerly developed by Novartis Pharmaceuticals through Phase 3 clinical trials in numerous indications. We submitted an NDA with the FDA on December 21, 2021, for the third line treatment of metastatic renal cell carcinoma (mRCC or kidney cancer) in patients selected by our Dovitinib-DRP® companion diagnostic. Prior to submission of the NDA, we submitted a Pre-Market Approval (PMA) application to the FDA for approval of our dovitinib-specific DRP® companion diagnostic for use to select and treat patients likely to respond to dovitinib. On February 15, 2022, we received Refusal to File (RTF) letters for both our dovitinib NDA and our DRP®-Dovitinib companion diagnostic PMA. The FDA has asserted that neither our NDA or PMA meets the regulatory requirements to warrant a complete agency review. The primary grounds of rejection asserted by the FDA relates to our use of prior Phase 3 clinical trial data, generated by Novartis in a “superiority” endpoint study against sorafenib (Bayer), to support a “non-inferiority” endpoint and superiority in connection with the DRP®-Dovitinib companion diagnostic. Based upon the reasons given in the RTF letters and a subsequent Type C meeting with the FDA on May 31, 2022, we anticipate that the FDA will require a prospective Phase 3 clinical trial as well as additional dose optimization studies before regulatory approval of Dovitinib as a monotherapy and its companion diagnostic Dovitinib-DRP for the treatment of third-line mRCC can be obtained. While we have decided that the costs, risks and potential benefits of conducting these studies for dovitinib as a monotherapy for mRCC are no longer the best path toward commercial success, we continue to evaluate other potential Phase 1b/2 clinical trials for dovitinib combined with other approved drugs in the mRCC space and in other indications. For example, subject to funding we anticipate commencing a stenoparib in combination with dovitinib Phase 1b/2 clinical trial for second-line or later treatment of metastatic ovarian cancer and/or other solid tumors. Our decision to advance dovitinib as a combination therapy and not as a monotherapy is based on our belief that both the science and the market for oncology therapies has shifted towards combination therapies and away from monotherapies for multiple indications of cancer. We further believe that our DRP®-Dovitinib companion diagnostic is tumor agnostic and our retrospective analysis of the clinical data generated in the Novartis clinical studies for mRCC will also support a companion diagnostic for dovitinib in second-line or later treatment of metastatic ovarian cancer, as well as other indications.

Our second priority therapeutic candidate is stenoparib (formerly E7449), a novel inhibitor of the key DNA damage repair enzyme poly-ADP-ribose polymerase (PARP), which also has an observed inhibitory action against Tankyrases, another important group of DNA damage repair enzymes. Stenoparib was formerly developed by Eisai, Inc. (Eisai) through Phase 1 clinical trials, and we are currently advancing a Phase 2 clinical trial of this therapeutic candidate for the treatment of ovarian cancer at trial sites in the U.S. and Europe together with its stenoparib-specific DRP® companion diagnostic, for which the FDA has previously approved an Investigational Device Exemption (IDE) application. In addition, subject to funding, we anticipate commencing a stenoparib in combination with dovitinib Phase 1b/2 Clinical Trial for second-line or later treatment of metastatic ovarian cancer and/or other solid tumors.

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

We have in-licensed the intellectual property rights to develop, use and market our two most advanced therapeutic candidates, dovitinib and stenoparib. Consequently, we must perform all of the obligations under these license agreements, including the payment of substantial development milestones payments and royalty payments on future sales in the event we receive marketing approval for dovitinib or stenoparib in the future. If we fail to perform our obligations under our license agreements, we may lose the intellectual property rights to these therapeutic candidates which will have a material adverse effect on our business.

Our focused approach to address major unmet needs in oncology leverages our management’s expertise in discovery, medicinal chemistry, manufacturing, clinical development, and commercialization. As a result, we have created substantial intellectual property around the composition of matter for our new chemical entities. The foundations of our approach include:

●	The pursuit of clinical-stage assets: We strive to identify and pursue novel oncology therapeutic candidates that have advanced beyond Phase 1 clinical trials and are preferably Phase 2 to Phase 3 clinical stage assets. Accordingly, the assets we have acquired, and intend to acquire, have undergone prior clinical trials by other pharmaceutical companies with clinical data that helps us evaluate whether these candidates will be well tolerated in the tested patient population, and in some cases, have observed anti-cancer or anti-tumor activity that would support additional clinical trials using our DRP® platform. We often focus our acquisition efforts on therapeutic candidates that have been the subject of clinical trials conducted by large pharmaceutical companies. Further we intend to select therapeutic candidates for which we believe we can develop a drug-specific DRP® to advance together with the therapeutic candidate in further clinical trials as a companion diagnostic to select and treat the patients most likely to respond to the therapeutic candidate. We further consider whether the licensor or assignor can provide us substantial clinical grade active pharmaceutical ingredients (API) for the therapeutic candidate, at low-to-no cost, for our use in future clinical trials. The availability of API at low-to-no cost reduces both our future clinical trial costs and the lead time it takes us to start a new clinical trial for the therapeutic candidate. As an example, our therapeutic candidate, dovitinib, was developed by Novartis through Phase 2 clinical trials in numerous indications and in Phase 3 clinical trials for RCC before we acquired the therapeutic candidate, and it came with a substantial API.

●	Our proprietary DRP® companion diagnostics: We believe our proprietary and patented Drug Response Predictor (DRP®) platform provides us with a substantial clinical and commercial competitive advantage for each of the therapeutic candidates in our pipeline. Our DRP® companion diagnostic platform is a proprietary, predictive biomarker technology that employs complex systems biology, bio-analytics with a proprietary clinical relevance filter to bridge the gap between in vitro cancer cell responsiveness to a given therapeutic candidate and in vivo likelihood of actual patient response to that therapeutic candidate. The DRP® companion diagnostic platform has been retrospectively validated by us using retrospective observational studies in 35 clinical trials that were conducted or sponsored by other companies. We intend to develop and validate a drug-specific DRP® biomarker for each and every therapeutic candidate in our therapeutic candidate pipeline to serve as a companion diagnostic to select and treat patients most likely to respond to that therapeutic candidate. Although we are in the early stages of our companion diagnostic development and have not yet received a PMA from the FDA, our DRP® technology has been peer-reviewed by numerous publications and we have patented our DRP® platform for more than 70 anti-cancer drugs. While retrospective studies guide our clinical development of our companion diagnostics, prospective clinical trials may be required in order to receive a PMA from the FDA.

●	A precision oncology approach: Our focused strategy is to advance our pipeline of therapeutic candidates, together with DRP® companion diagnostics, to bring these therapeutic candidates, once approved, to market and to patients through a precision oncology approach. Our DRP® companion diagnostic platform provides a gene expression fingerprint that we believe reveals whether a specific tumor in a specific patient is likely to respond to one of our therapeutic candidates and therefore can be used to identify those patients who are most likely to respond to a particular therapeutic treatment in order to guide therapy decisions and lead to better treatment outcomes. We believe our DRP® companion diagnostic platform may be used both to identify a susceptible patient population for inclusion in clinical trials during the drug development process (and to exclude the non-susceptible patient population), and further to select the optimal anti-cancer drug for individual patients in the treatment setting once an anti-cancer drug is approved and marketed. By including only patients that have tumors that we believe may respond to our therapeutic candidate in our clinical trials, we believe our proprietary DRP® companion diagnostics platform has the potential to improve the overall treatment response in our clinical trials and thereby improving our chances for regulatory approval to market our therapeutic candidate, while potentially reducing the time, cost, and risk of clinical development.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including presenting only the two most recent fiscal years of audited financial statements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Corporate Information

Our former parent, Allarity Therapeutics A/S, was founded in Denmark in 2004 by our chief scientific officer, Steen Knudsen, Ph.D., and our Director and Senior Vice President of Investor Relations, Thomas Jensen, both of whom were formerly academic researchers at the Technical University of Denmark working to advance novel bioinformatic and diagnostic approaches to improving cancer patient response to therapeutics. On May 20, 2021, we entered a Plan of Reorganization and Asset Purchase Agreement (the “Recapitalization Share Exchange”), between us, Allarity Acquisition Subsidiary, our wholly owned Delaware subsidiary (“Acquisition Sub”), and Allarity Therapeutics A/S, an Aktieselskab organized under the laws of Denmark. Pursuant to the terms of the Recapitalization Share Exchange, our Acquisition Sub acquired substantially all of the assets and liabilities of Allarity Therapeutics A/S in exchange for shares of our common stock on December 20, 2021, and our common stock began trading on the Nasdaq Global Market on that same day. See section titled “BUSINESS — Recapitalization Share Exchange, Asset Acquisition and Financing.”

Our principal executive offices are located at 24 School Street, 2nd Floor, Boston, MA 02108 and our telephone number is (401) 426-4664. Our corporate website address is www.allarity.com. Information contained on or accessible through our website is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only.

Allarity and its subsidiaries own or have rights to trademarks, trade names and service marks that they use in connection with the operation of their business. In addition, their names, logos and website names and addresses are their trademarks or service marks. Other trademarks, trade names and service marks appearing in this report are the property of their respective owners. Solely for convenience, in some cases, the trademarks, trade names and service marks referred to in this report are listed without the applicable ®, ™ and SM symbols, but they will assert, to the fullest extent under applicable law, their rights to these trademarks, trade names and service marks.

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

Overview

We are a clinical stage pharmaceutical company targeting some of the greatest unmet needs in oncology by developing differentiated and novel therapeutic candidates together with our proprietary DRP® companion diagnostics in a precision medicine approach. Our business strategy includes a focus on leveraging our proprietary DRP® companion diagnostics platform to streamline the drug development process and to identify patients that will benefit from therapeutic candidates that other biotechnology or pharmaceutical companies have abandoned or shelved after initiating clinical trials under an IND application filed with the FDA, including candidates that have failed to achieve statistical significance on the original endpoints established in their clinical trials. We use our proprietary DRP® companion diagnostics platform to advance therapeutic candidates by targeting and evaluating patient sub-populations having gene signatures, determined by our DRP® companion diagnostics platform, that will potentially correlate with drug efficacy and patient response to treatment. While we have not yet successfully received regulatory or marketing approval for any of our therapeutic candidates or companion diagnostics, and while we believe that our approach has the potential to reduce the cost and time of drug development through the identification and selection of patient populations more likely to respond to therapy, our strategy involves risks and uncertainties that differ from other biotechnology companies that focus solely on new therapeutic candidates that do not have a history of failed clinical development. By utilizing our DRP® platform to generate a drug-specific companion diagnostic for each of our therapeutic candidates, if approved by the FDA, we believe our therapeutic candidates have the potential to advance the goal of personalized medicine by selecting the patients most likely to benefit from each of our therapeutic candidates and avoid the treatment of non-responder patients. All of our therapeutic candidates are clinical stage assets and the FDA has not yet approved any of our therapeutic candidates or any of our DRP® companion diagnostics. As used in this report, statements regarding the use of our proprietary DRP® companion diagnostics or our proprietary DRP® platform or our observations that a therapeutic candidate may have anti-cancer or anti-tumor activity or is observed to be well tolerated in a patient population should not be construed to mean that we have resolved all issues of safety and/or efficacy for any of our therapeutic candidates or DRP® companion diagnostic. Issues of safety and efficacy for any therapeutic candidate or companion diagnostic may only be determined by the U.S. FDA or other applicable regulatory authorities in jurisdictions outside the United States.

Our Corporate History

We were founded in Denmark in 2004 by our chief scientific officer, Steen Knudsen, Ph.D., and our Director and Senior Vice President of Investor Relations, Thomas Jensen, both of whom were formerly academic researchers at the Technical University of Denmark working to advance novel bioinformatic and diagnostic approaches to improving cancer patient response to therapeutics. On May 20, 2021, we entered a Plan of Reorganization and Asset Purchase Agreement (the “Recapitalization Share Exchange”), between us, Allarity Acquisition Subsidiary, our wholly owned Delaware subsidiary (“Acquisition Sub”), and Allarity Therapeutics A/S, an Aktieselskab organized under the laws of Denmark. Pursuant to the terms of the Recapitalization Share Exchange, our Acquisition Sub acquired substantially all of the assets and liabilities of Allarity Therapeutics A/S in exchange for shares of our common stock on December 20, 2021, and our common stock began trading on Nasdaq on that same day. See “BUSINESS - Recapitalization Share Exchange, Asset Acquisition and Financing.” Concurrently, on December 21, 2021, we completed a private placement of our Series A Preferred Stock and a warrant to purchase additional shares of our common stock for an aggregate purchase price of $20.0 million.

Our Business

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

We submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for our therapeutic candidate, dovitinib, a second-generation “pan”-tyrosine kinase inhibitor (TKI), on December 21, 2021, for the third line treatment of mRCC in patients selected by our Dovitinib-DRP® companion diagnostic. Subsequently the FDA determined that our NDA was not sufficiently complete to permit a substantive review and therefore or NDA was not accepted for filing. The primary grounds of rejection asserted by the FDA relates to our use of prior Phase 3 clinical trial data, generated by Novartis in a “superiority” endpoint study against sorafenib (Bayer), to support a “non-inferiority” endpoint in connection with the DRP® Dovitinib companion diagnostic. We anticipate that the FDA will require a prospective Phase 3 clinical trial as well as additional dosage studies before regulatory approval of Dovitinib as a monotherapy and its companion diagnostic Dovitinib-DRP can be obtained. While we have decided that the costs, risks and potential benefits of conducting these studies for dovitinib as a monotherapy for mRCC are no longer the best path toward commercial success, we continue to evaluate other potential Phase 1b/2 clinical trials for dovitinib combined with other approved drugs in the mRCC space and in other indications. For example, subject to funding we anticipate commencing a stenoparib in combination with dovitinib Phase 1b/2 clinical trial for second-line or later treatment of metastatic ovarian cancer and/or other solid tumors. Our decision to advance dovitinib as a combination therapy and not as a monotherapy is based on our belief that both the science and the market for oncology therapies has shifted towards combination therapies and away from monotherapies for multiple indications of cancer. We further believe that our DRP®-Dovitinib companion diagnostic is tumor agnostic and our retrospective analysis of the clinical data generated in the Novartis clinical studies for mRCC will also support a companion diagnostic for dovitinib in second-line or later treatment of metastatic ovarian cancer, as well as other indications.

While we have suffered delays due to the COVID-19 pandemic, we continue to expand patient enrollment in our ongoing Phase 2 clinical trials for our two other priority programs, stenoparib, a novel inhibitor of the key DNA damage repair enzyme poly-ADP-ribose polymerase (PARP), and IXEMPRA® (ixabepilone), a selective microtubule inhibitor. We also intend to opportunistically acquire other promising oncology assets, which have undergone prior clinical trials by other pharmaceutical companies with clinical data that helps us evaluate whether these candidates will be well tolerated in the tested patient population, and in some cases, have observed anti-cancer or anti-tumor activity that would support additional clinical trials using our DRP® platform.

Our clinical and commercial development team is advancing our pipeline of targeted oncology therapeutic candidates, all of which have previously succeeded at least through Phase 1 clinical demonstrating that the therapeutic candidate is well tolerated. Our three priority assets, dovitinib, stenoparib, and IXEMPRA® (ixabepilone) are all former drug candidates of large pharmaceutical companies.

Our most advanced therapeutic candidate, dovitinib, is a selective inhibitor of several classes of tyrosine kinases, including FGFR and VEGFR, and was formerly developed by Novartis Pharmaceuticals through Phase 3 clinical trials in numerous indications. As mentioned above, we submitted an NDA with the FDA on December 21, 2021, for the third line treatment of mRCC in patients selected by our Dovitinib-DRP® companion diagnostic. Prior to submission of the NDA, we submitted a Pre-Market Approval (PMA) application to the FDA for approval of our dovitinib-specific DRP® companion diagnostic for use to select and treat patients likely to respond to dovitinib. On February 15, 2022, we received RTF letters for both our dovitinib NDA and our DRP®-Dovitinib companion diagnostic PMA. The FDA has asserted that neither our NDA or PMA meets the regulatory requirements to warrant a complete agency review. The primary grounds of rejection asserted by the FDA relates to our use of prior Phase 3 clinical trial data, generated by Novartis in a “superiority” endpoint study against sorafenib (Bayer), to support a “non-inferiority” endpoint and superiority in connection with the DRP®-Dovitinib companion diagnostic. We anticipate that it will be necessary to conduct a new prospective Phase 3 clinical trial, as well as additional dosing studies, to gain approval of dovitinib in the U.S. as a monotherapy for mRCC. While we have decided that the costs, risks and potential benefits of conducting these studies for dovitinib as a monotherapy for mRCC are no longer the best path toward commercial success, we continue to evaluate other potential Phase 1b/2 clinical trials for dovitinib combined with other approved drugs in the mRCC space and in other indications. For example, subject to funding we anticipate commencing a stenoparib in combination with dovitinib Phase 1b/2 clinical trial for second-line or later treatment of metastatic ovarian cancer and/or other solid tumors. Our decision to advance dovitinib as a combination therapy and not as a monotherapy is based on our belief that both the science and the market for oncology therapies has shifted towards combination therapies and away from monotherapies for multiple indications of cancer. We further believe that our DRP®-Dovitinib companion diagnostic is tumor agnostic and our retrospective analysis of the clinical data generated in the Novartis clinical studies for mRCC will also support a companion diagnostic for dovitinib in second-line or later treatment of metastatic ovarian cancer, as well as other indications.

Our second priority therapeutic candidate is stenoparib (formerly E7449), a novel inhibitor of the key DNA damage repair enzyme poly-ADP-ribose polymerase (PARP), which also has an observed inhibitory action against Tankyrases, another important group of DNA damage repair enzymes. Stenoparib was formerly developed by Eisai, Inc. (Eisai) through Phase 1 clinical trials, and we are currently advancing a Phase 2 clinical trial of this therapeutic candidate for the treatment of ovarian cancer at trial sites in the U.S. and Europe) together with its stenoparib-specific DRP® companion diagnostic, for which the FDA has previously approved an Investigational Device Exemption (IDE) application. As mentioned above, subject to funding we anticipate commencing a stenoparib in combination with dovitinib Phase 1b/2 clinical trial for second-line or later treatment of metastatic ovarian cancer and/or other solid tumors.

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

Our focused approach to address major unmet needs in oncology leverages our management’s expertise in discovery, medicinal chemistry, manufacturing, clinical development, and commercialization. As a result, we have created substantial intellectual property around the composition of matter for our new chemical entities. The foundations of our approach include:

●	The pursuit of clinical-stage assets: We strive to identify and pursue novel oncology therapeutic candidates that have advanced beyond Phase 1 clinical trials and are preferably Phase 2 to Phase 3 clinical stage assets. Accordingly, the assets we have acquired, and intend to acquire, have undergone prior clinical trials by other pharmaceutical companies with clinical data that helps us evaluate whether these candidates will be well tolerated in the tested patient population, and in some cases, have observed anti-cancer or anti-tumor activity that would support additional clinical trials using our DRP® platform. We often focus our acquisition efforts on therapeutic candidates that have been the subject of clinical trials conducted by large pharmaceutical companies. Further we intend to select therapeutic candidates for which we believe we can develop a drug-specific DRP® to advance together with the therapeutic candidate in further clinical trials as a companion diagnostic to select and treat the patients most likely to respond to the therapeutic candidate. We further consider whether the licensor or assignor can provide us substantial clinical grade active pharmaceutical ingredients (API) for the therapeutic candidate, at low-to-no cost, for our use in future clinical trials. The availability of API at low-to-no cost reduces both our future clinical trial costs and the lead time it takes us to start a new clinical trial for the therapeutic candidate. As an example, our therapeutic candidate, dovitinib, was developed by Novartis through Phase 2 clinical trials in numerous indications and in Phase 3 clinical trials for RCC before we acquired the therapeutic candidate, and it came with a substantial API.

●	Our proprietary DRP® companion diagnostics: We believe our proprietary and patented Drug Response Predictor (DRP®) platform provides us with a substantial clinical and commercial competitive advantage for each of therapeutic candidates in our pipeline. Our DRP® companion diagnostic platform is a proprietary, predictive biomarker technology that employs complex systems biology, bio-analytics with a proprietary clinical relevance filter to bridge the gap between in vitro cancer cell responsiveness to a given therapeutic candidate and in vivo likelihood of actual patient response to that therapeutic candidate. The DRP® companion diagnostic platform has been retrospectively validated by us using retrospective observational studies in 35 clinical trials that were conducted or sponsored by other companies. We intend to develop and validate a drug-specific DRP® biomarker for each and every therapeutic candidate in our therapeutic candidate pipeline to serve as a companion diagnostic to select and treat patients most likely to respond to that therapeutic candidate. Although we are in the early stages of our companion diagnostic development and have not yet received a PMA from the FDA, our DRP® technology has been peer-reviewed by numerous publications and we have patented our DRP® platform for more than 70 anti-cancer drugs. While retrospective studies guide our clinical development of our companion diagnostics, prospective clinical trials may be required in order to receive a PMA from the FDA.

●	A precision oncology approach: Our focused strategy is to advance our pipeline of therapeutic candidates, together with DRP® companion diagnostics, to bring these therapeutic candidates, once approved, to market and to patients through a precision oncology approach. Our DRP® companion diagnostic platform provides a gene expression fingerprint that we believe reveals whether a specific tumor in a specific patient is likely to respond to one of our therapeutic candidates and therefore can be used to identify those patients who are most likely to respond to a particular therapeutic treatment in order to guide therapy decisions and lead to better treatment outcomes. We believe our DRP® companion diagnostic platform may be used both to identify a susceptible patient population for inclusion in clinical trials during the drug development process (and to exclude the non-susceptible patient population), and further to select the optimal anti-cancer drug for individual patients in the treatment setting once an anti-cancer drug is approved and marketed. By including only patients that have tumors that we believe may respond to our therapeutic candidate in our clinical trials, we believe our proprietary DRP® companion diagnostics platform has the potential to improve the overall treatment response in our clinical trials and thereby improving our chances for regulatory approval to market our therapeutic candidate, while potentially reducing the time, cost, and risk of clinical development.

The following chart summarizes our therapeutic candidate pipeline:

Recapitalization Share Exchange, Asset Acquisition and Financing

We were previously known as Oncology Venture A/S and changed our name to Allarity Therapeutics A/S on October 7, 2020. On April 6, 2021, we incorporated Allarity Therapeutics, Inc., a Delaware corporation, for the purposes of undertaking a recapitalization share exchange, a private placement of our preferred stock with an institutional investor (the “PIPE Financing”), and migrating the trading in our shares from the Nasdaq First North Growth Market: Stockholm to Nasdaq in the U.S. On May 20, 2021, we entered into a Plan of Reorganization and Asset Purchase Agreement (the “Recapitalization Share Exchange”), which was amended and restated on September 23, 2021, between us, Allarity Acquisition Subsidiary, our wholly owned Delaware subsidiary (“Acquisition Sub”), and Allarity Therapeutics A/S, an Aktieselskab organized under the laws of Denmark (“Allarity Therapeutics A/S, or Allarity A/S”), subject to the approval of the Recapitalization Share Exchange at an Extraordinary General Meeting (the “EGM”) of the shareholders of Allarity A/S. The shareholders of Allarity A/S approved the Recapitalization Share Exchange at the EGM on November 22, 2021. On December 17, 2021 and in connection with the Recapitalization Share Exchange, we entered into the Asset Purchase Agreement with our Acquisition Sub and Allarity A/S, pursuant to which Allarity A/S agreed to sell, and our Acquisition Sub agreed to purchase, all of Allarity A/S’ assets and certain specified liabilities in connection with Allarity A/S’ Business (as defined in the Asset Purchase Agreement), for an aggregate purchase price of 8,075,824 shares of our common stock, plus the assumption of the specified liabilities.

On December 20, 2021, we consummated the transactions contemplated in the Asset Purchase Agreement, pursuant to which our Acquisition Sub acquired substantially all of the assets and assumed substantially all of the liabilities of Allarity A/S. In connection with the closing, our Acquisition Sub acquired substantially all of the assets and liabilities of Allarity A/S in exchange for shares of our common stock issued pursuant to a Registration Statement on Form S-4 (SEC File No. 333-258968), which was declared effective on November 5, 2021. Upon the closing of the Recapitalization Share Exchange, all of the shareholders of Allarity A/S became our shareholders, owning substantially the same percentage ownership in us as they owned in Allarity A/S. All of the business previously owned by Allarity A/S is owned and conducted by us through our Acquisition Sub.

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

The Private Placement (PIPE Financing)

Concurrently with the execution of the Recapitalization Share Exchange on May 20, 2021, we entered into a Securities Purchase Agreement (“SPA”) and related agreements with an institutional investor (the “Investor”) wherein we agreed to sell, and the Investor agreed to purchase, 20,000 shares of our Series A Preferred Stock and a warrant to purchase additional shares of our common stock (the “PIPE Warrant”) for an aggregate purchase price of $20 million with a closing conditioned upon the consummation of our Recapitalization Share Exchange and a listing of our common stock on Nasdaq. Simultaneously with the execution of the SPA, we also entered into a Registration Rights Agreement (“RRA”) with the Investor wherein we agreed to register a number of shares of our common stock equal to the maximum number of shares of our common stock that could be issued upon conversion of the Series A Preferred Stock using a conversion price equal to 20% of $80,000,000 divided by the number of shares of common stock then outstanding (the “Floor Price”) price plus 125% of the shares of common stock issuable upon exercise of the PIPE Warrant, or a maximum of 12,618,590 shares of our common stock. Such shares were registered for resale on a Registration Statement on Form S-1 originally filed with the SEC on September 13, 2021 (SEC File No. 333-259484), which was declared effective on December 20, 2021. Under the terms of the RRA, if we fail to maintain the effectiveness of the registration statement beyond defined allowable grace periods set forth in the RRA, we will incur certain registration delay payments equal to 2% of the Investor’s investment upon our failure to maintain the effectiveness of the registration statement and every 30 days thereafter. Failure to maintain the effectiveness of the registration statement also constitutes a “triggering event” under the Certificate of Designations for the Series A Preferred Stock that would result in the accrual and payment of a dividend and provide the Investor the right to have its remaining Series A Preferred Stock redeemed for a premium of a minimum of 125% of the Conversion Amount of the Series A Preferred Stock, as more specifically described below.

Simultaneously with the closing of its Recapitalization Share Exchange, we closed on the PIPE Investment pursuant to the SPA. On December 20, 2021, we issued 20,000 shares of Series A Preferred Stock at $1,000 per share and a common stock purchase warrant to purchase 2,018,958 shares of common stock at an initial exercise price of $9.9061 to the Investor for an aggregate purchase price of $20 million. Each share of Series A Preferred Stock has a right to convert into shares of our common stock at an initial fixed conversion price of $9.9061. However, if (i) the price of our shares of common stock trade below $9.9061 (a “Price Failure”) for a specified period of time; or (ii) in the event that the sum of (x) the aggregate daily dollar trading volume (as reported on Bloomberg) of our common stock on Nasdaq during the 10 trading day period ending on the trading day immediately preceding such date of determination, divided by (y) 10, is less than $1,500,000 (a “Volume Maximum Failure”), each share of Series A Preferred Stock is entitled to convert at a price equal to 90% of the sum of the two lowest VWAPs during the ten (10) trading day period immediately preceding delivery divided by two (the “90% Conversion Price”), but not less than the Floor Price, or, at the time of such Price Failure or Volume Maximum Failure, the sum of the average daily U.S. Dollar volume for our common stock during the 10 days previous to conversion divided by 10 is less than $2,000,000 (a “Volume Alternate Failure”), then each share of Series A Preferred Stock is entitled to convert at the lower of the fixed conversion price or a price equal to 80% of the sum of the two lowest VWAPs during the 10 trading day period immediately preceding delivery divided by two (the “80% Conversion Price”), but not less than the Floor Price (such 90% Conversion Price or 80% Conversion Price, as the case may be, the “Alternate Conversion Price”). If certain defined “Triggering Events” defined in the Certificate of Designations occur, such as a breach of the Registration Rights Agreement, suspension of trading, or our failure to convert the Series A Preferred Stock into common stock when a conversion right is exercised, failure to issue our common stock when the PIPE Warrant is exercised, failure to declare and pay to any holder any dividend on any dividend date, certain defaults on our debts or contractual obligations, or upon a “bankruptcy triggering event” (as defined in the Certificate of Designations), then we may be required to pay a dividend that is added to the stated value on the Series A Preferred Stock in the amount of 18% per annum, but paid quarterly in cash, so long as the triggering event is continuing, or to redeem the Series A Preferred Stock for cash in an amount of a minimum of 125% of the Conversion Amount (as defined in the Certificate of Designations) of the Series A Preferred Stock or 125% of the Conversion Amount of the Series A Preferred Stock would be entitled to convert into our common stock at the Alternate Conversion Price. In the event that we experience a “Change of Control” (as defined in the Certificate of Designations) we may also be required to redeem the Series A Preferred Stock for cash at a minimum of 125% of their Conversion Amount. In addition, if thirty days after our common stock commences trading on Nasdaq the sum of the average daily dollar volume for the 10 days previous to conversion divided by 10 is less than $2,500,000, then the Series A Preferred Stock shall be entitled to a one-time dividend equal to an 8% increase in the stated value of the Series A Preferred Stock, or an $80 increase per share in stated value, resulting in a stated value of $1,080 per share of Series A Preferred Stock. This dividend was paid during the first quarter of 2022. The Certificate of Designations of Series A Convertible Preferred Stock of Allarity Therapeutics, Inc. was filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on September 13, 2021.

On May 4, 2022, the Company and the Investor entered into a Forbearance Agreement and Waiver, dated April 27, 2022, wherein the Investor confirmed that no Triggering Event as defined under the Certificate of Designations has occurred prior to April 27, 2022, that a Triggering Event under Section 5(a)(ii) will and has occurred on April 29, 2022, and that in consideration for the Registration Delay Payments the Company is obligated to pay under the RRA, and additional amounts the Company is obligated to pay under the Certificate of Designations and the Investor’s legal fees incurred in the preparation of the Forbearance Agreement and Waiver in the aggregate of $538,823 paid upon execution of the Forbearance Agreement and Waiver, and so long as the Company pays the Registration Delay Payments that become due and payable under the RRA after the execution of the Forbearance Agreement and Waiver, the Investor has agreed to forbear exercising any rights or remedies that it may have under the Certificate of Designations that arises as a result of a Triggering Event under Section 5(a)(ii) of the Certificate of Designations and Section 4(c)(ii) of the PIPE Warrant until the earlier to occur of (i) the date immediately prior to the date of occurrence of a Bankruptcy Triggering Event, (ii) the date of occurrence of any other Triggering Event under Section 5(a) of the Certificate of Designations (excluding any Triggering Event arising solely as a result of Section 5(a)(ii) of the Certificate of Designations and Section 4(c)(ii) of the PIPE Warrant), (iii) the time of any breach by the Company under the Forbearance Agreement and Waiver, (iv) the Resale Availability Date as defined therein and (v) June 4, 2022, which was subsequently extended to June 20, 2022 (such period, the “Forbearance Period”). Provided that the Company is not in breach of its obligations under Forbearance Agreement and Waiver, effective as of the Trading Day immediately following the Resale Availability Date, the Investor agrees to waive any rights or remedies that it may have under the Certificate of Designations that arises as a result of a Triggering Event under Section 5(a) of the Certificate of Designations and Section 4(c)(ii) of the PIPE Warrant that may have arisen prior to the date of the Forbearance Agreement and Waiver. The Resale Availability Date was achieved on June 6, 2022, resulting in the Investor waiving any rights or remedies that it may have under the Certificate of Designations that arises as a result of a Triggering Event under Section 5(a) of the Certificate of Designations and Section 4(c)(ii) of the PIPE Warrant that may have arisen prior to the date of the Forbearance Agreement and Waiver.

On June 6, 2022, we entered into that certain First Amendment to the Forbearance Agreement and Waiver with 3i, LP (the “Amendment”) to extend the forbearance period date under subsection 5 of Section 2 of the Forbearance Agreement and Waiver dated April 27, 2022 (the “Original Agreement”) from June 4, 2022, to June 20, 2022. In addition, the parties agreed that the forbearance period of June 20, 2022 may also be extended for an additional fifteen (15) days to July 5, 2022, provided that, on June 20, 2022 the Company will remove the restrictive legend on 441,005 shares of common stock of the Company issued in connection with the conversion of certain shares of Series A Preferred Stock (“Conversion Shares”) by 3i, LP pursuant to the conversion notice dated May 2, 2022, and 3i, LP is able to sell the Conversion Shares free of restrictions (including volume restrictions) pursuant to SEC Rule 144(b)(1)(i).

On December 9, 2022, the Company and 3i, LP entered into a letter agreement which provided that pursuant to Section 8(g) of the Certificate of Designations for the Series A Preferred Stock, the parties agreed that the Conversion Price (as defined in such Certificate of Designations) was modified to mean the lower of: (i) the Closing Sale Price (as defined in the Certificate of Designations) on the trading date immediately preceding the Conversion Date (as defined in the Certificate of Designations) and (ii) the average Closing Sale Price of the common stock for the five trading days immediately preceding the Conversion Date, for the Trading Days (as defined in the Certificate of Designations) through and until the Company and 3i agree to terminate that definition.

Bridge Loan

On November 22, 2022, the Company entered into a Secured Note Purchase Agreement with 3i, LP (the “Secured Note Purchase Agreement”) for a bridge loan to extend the Company’s cash runaway beyond December 31, 2022, in order to provide the Company with more time to complete the process of amending its Certificate of Incorporation to increase it authorized share capital and proposed reverse stock split to facilitate additional capital investments (the “Bridge Loan”). Under the Secured Note Purchase Agreement, the Company has authorized the sale and issuance of three 3i Promissory Notes, with the first note in an aggregate principal amount of $350,000 to be issued at closing (which was received in November 2022); the second note in the principal amount of $1,666,640 to be issued at closing and which represents the payment of $1,666,640 due to 3i, LP in Alternative Conversion Floor Amounts, as defined in the Certificate of Designations, that began to accrue on July 14, 2022; and the third note in an aggregate principal amount of $650,000 with respect to a new loan to be funded upon the Company filing a registration statement with SEC in connection with a registered offering. As of December 31, 2022, all of the notes have been issued and are outstanding. Each 3i Promissory Note matures on January 1, 2024, carries an interest rate of 5% per annum, and is secured by all of the Company’s assets pursuant to the Security Agreement. In addition, 3i, LP may exchange the 3i Promissory Notes for the Company’s common stock, or other equity security, at an exchange price equal to the lowest price per share of the equity security sold to other purchasers, rounded down to the nearest whole share, if the Company concludes a future equity financing prior to the maturity date or other repayment of the 3i Promissory Notes. In addition, each 3i Promissory Note and interest earned thereon may be redeemed by the Company at its option or the holder may demand redemption if the Company obtains gross proceeds of at least $5 million in a financing in an amount of up to 35% of the gross proceeds of the financing.

Amendment to the Certificate of Designation of Series A Preferred Stock

On November 22, 2022, the Company amended Section 12 of the Certificate of Designation of Series A Preferred Stock to provide for voting rights. Subject to a 9.99% beneficial ownership limitation, the holders of Series A Preferred Stock were granted the right to vote on all matters presented to the stockholders for approval together with the shares of common stock, voting together as a single class, on an “as converted” basis using the “Conversion Price” (initially $9.9061 per share before any adjustment) (rounded down to the nearest whole number and using the record date for determining the stockholders of the Company eligible to vote on such matters), except as required by law (including without limitation, the DGCL) or as otherwise expressly provided in the Company’s Certificate of Incorporation or the Certificate of Designations of Series A Preferred Stock. The voting rights described above expired on February 28, 2023.

Modification to Conversion Price of Series A Preferred Stock

On December 9, 2022, the Company and 3i, LP, the holder of outstanding shares of Series A Preferred Stock, entered into a letter agreement which provided that pursuant to Section 8(g) of the Certificate of Designations, the parties agreed that the Conversion Price (as defined in such Certificate of Designations) was modified to mean the lower of: (i) the Closing Sale Price (as defined in the Certificate of Designations) on the trading date immediately preceding the Conversion Date (as defined in the Certificate of Designations) and (ii) the average Closing Sale Price of the common stock for the five trading days immediately preceding the Conversion Date, for the Trading Days (as defined in the Certificate of Designations) through and inclusive of January 19, 2023. On January 23, 2023, the Company and 3i, LP amended the Letter Agreement to provide the term Conversion Price will be in effect until terminated by the Company and 3i, LP.

Establishment of Series B Preferred Stock

On November 22, 2022, the Company’s Board of Directors established the Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”). Each share of Series B Preferred Stock has 400 votes and is subject to certain redemption rights and voting limitations. See description in exhibit titled “Description of Capital Stock – Series B Preferred Stock.”

Issuance of Series B Preferred Stock Dividend

Effective December 5, 2022, the Company issued a stock dividend to be distributed as follows to stockholders of record as of close of business on December 5, 2022: (i) 0.016 shares of Series B Preferred Stock for each outstanding share of common stock; and (ii) 1.744 shares of Series B Preferred Stock for each outstanding share of Series A Preferred Stock. An aggregate of 190,786 shares of Series B Preferred Stock were issued as a stock dividend

Annual Stockholder Meeting and Redemption of Series B Preferred Stock

On February 3, 2023, we held our previously adjourned annual meeting of stockholders (the “Annual Meeting”). Nine proposals were submitted to our stockholders for a vote at the Annual Meeting including a proposal to increase the number of authorized shares and a proposal to effect a reverse stock split. Upon conclusion of the Annual Meeting, all of the 190,786 shares of Series B Preferred Stock were automatically redeemed, with the holders of the Series B Preferred Stock only having a right to receive the purchase price for the redemption, which was $0.01 per share of Series B Preferred Stock. In addition, the proposals to increase the number of authorized shares and to effect a reverse stock split did not pass by the requisite shareholder vote at the Annual Meeting. In light of our financing needs and our obligations to 3i, L.P., as holder of the Series A Preferred Stock and PIPE Warrant, we conducted a private placement offering pursuant to which we issued 50,000 shares of Series C Preferred Stock.

Establishment of Series C Preferred Stock and Sale of Series C Preferred Stock

On February 24, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Redeemable Preferred Stock (the “Series C COD”) with the Delaware Secretary of State designating 50,000 shares of its authorized and unissued preferred stock as Series C Preferred Stock with a stated value of $27.00 per share. On February 28, 2023, the Company filed a Certificate of Amendment to the Series C COD (the “COD Amendment”) to clarify the terms of conversion price and floor price based on definitions provided in the Series C COD (the COD Amendment, together with the Series C COD, the “COD”). Each share of Series B Preferred Stock has 620 votes and is subject to certain redemption rights and voting limitations. See description in exhibit titled “Description of Capital Stock - Series C Preferred Stock.”

On February 28, 2023, we entered into a Securities Purchase Agreement (the “SPA”) with 3i, L.P. for the purchase and sale of 50,000 shares of Series C Convertible Redeemable Preferred Stock, par value of $0.0001 per share of Series C Preferred Stock at a purchase price of $24.00 per share, for a subscription receivable in the aggregate amount equal to the total purchase price of $1.2 million (the “Series C Offering”). The Shares are convertible into shares of the Company’s common stock, subject to the terms of the COD. The conversion price for the Series C Preferred Stock is initially equal the lower of: (i) $0.182, which is the official closing price of the Common Stock on the Nasdaq Global Market (as reflected on Nasdaq.com) on the Trading Day (as defined in the COD) immediately preceding the Original Issuance Date (as defined in the COD); and (ii) the lower of: (x) the official closing price of the Common Stock on the Nasdaq Global Market (as reflected on Nasdaq.com) on the Trading Day immediately preceding the Conversion Date or such other date of determination; and (y) the average of the official closing prices of the Common Stock on the Nasdaq Global Market (as reflected on Nasdaq.com) for the five (5) Trading Days immediately preceding the Conversion Date (as defined in the COD) or such other date of determination, subject to adjustment herein (the “Conversion Price”), with the Conversion Price being no less than $0.0370 (the “Floor Price”). In the event that the Conversion Price on a Conversion Date would have been less than the applicable Floor Price if not for the immediately preceding sentence, then on any such Conversion Date the Company will pay the Holder an amount in cash, to be delivered by wire transfer out of funds legally and immediately available therefor pursuant to wire instructions delivered to the Company by the Holder in writing, equal to the product obtained by multiplying (A) the higher of (I) the highest price that the Common Stock trades at on the Trading Day immediately preceding such Conversion Date and (II) the applicable Conversion Price and (B) the difference obtained by subtracting (I) the number of shares of Common Stock delivered (or to be delivered) to the Holder on the applicable Share Delivery Date with respect to such conversion of Series C Preferred Stock from (II) the quotient obtained by dividing (x) the applicable Conversion Amount that the Holder has elected to be the subject of the applicable conversion of Series C Preferred Stock, by (y) the applicable Conversion Price without giving effect to clause (x) of such definition. The Offering closed on February 28, 2023.

In connection with the Series C Offering, concurrently with the SPA, the Company entered into a registration rights agreement with 3i, L.P. (the “RRA”) pursuant to which the Company is required to file a registration statement with the SEC to register for resale the shares of Common Stock that are issued upon the potential conversion of the Shares. Under the terms of the RRA, if we fail file an Initial Registration Statement (as defined in the RRA) on or prior to its Filing Date (as defined in the RRA), or fail to maintain the effectiveness of the registration statement beyond defined allowable grace periods set forth in the RRA, we will incur certain registration delay payments, in cash and as partial liquidated damages and not as a penalty, equal to 2.0% of 3i, L.P.’s subscription amount of the Shares pursuant to the SPA. In addition, if we fail to pay any partial liquidated damages in full within seven (7) days after the date payment, we will have to pay interest at a rate of 18.0% per annum, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The Company has also agreed to pay all fees and expenses incident to the performance of the RRA, except for any broker or similar commissions. In connection with the Series C Offering, the Company and 3i, L.P. entered into a limited waiver agreement pursuant to which 3i, L.P. confirmed that the sale and issuance of the Shares will not give rise to any, or trigger any, rights of termination, defaults, amendment, anti-dilution or similar adjustments, acceleration or cancellation under the existing agreements with 3i, L.P.

Special Meeting of Stockholders

Pursuant to a proxy statement filed with the SEC on or about March 6, 2023, (the “Proxy Statement”), the Company will be holding a Special Meeting of Stockholders (the “Special Meeting”) virtually online on March 20, 2023. Stockholders of record of our outstanding shares of Common Stock and Series C Preferred Stock on March 3, 2023 (the “Record Date”) will be entitled to notice of, and to vote at, the Special Meeting and any adjournments, continuations or postponements thereof that may take place At the Special Meeting, the stockholders of Common Stock and Series C Preferred Stock will be voting on the following proposals: (1) to approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares from 30,500,000 to 750,500,000, and to increase the number of our common stock from 30,000,000 to 750,000,000, in substantially the form attached to the Proxy Statement as Appendix A (the “Share Increase Proposal”); and (2) to approve an amendment to our Certificate of Incorporation, as amended, in substantially the form attached to the Proxy Statement as Appendix B, to, at the discretion of the Board of Directors of the Company (the “Board”), effect a reverse stock split with respect to the Company’s issued and outstanding common stock, par value $0.0001 per share, at a ratio between 1-for-20 and 1-for-35 (the “Range”), with the ratio within such Range to be determined at the discretion of the Board (the “Reverse Stock Split Proposal”) and included in a public announcement. Under the terms of the Series C Preferred Stock, the holders thereof may only vote on Proposal 1 (Share Increase Proposal) and Proposal 2 (Reverse Stock Split Proposal) and for no other matters. Each holder of one share of Series C Preferred Stock is entitled to six hundred twenty (620) votes representing 31,000,000 votes in the aggregate assuming 50,000 shares of Series C Preferred Stock is outstanding.

Our Therapeutic Candidates

Our most advanced therapeutic candidate, dovitinib (formerly TKI258), was designed to be a second-generation “pan”-tyrosine kinase inhibitor (TKI) with the ability to inhibit numerous classes of tumor-driving tyrosine kinases (both receptor and internal), including FGFR, VEGFR, PDGFR, c-Kit, Flt-3, and CSF-1. Numerous pan-TKIs are approved and in use for the treatment of cancers, including Sorafenib (NEXAR®, Bayer), Lenvatinib (LENVIMA®, Eisai), and Tivozanib (FOTIVDA® AVEO Oncology) and this class of drugs is increasingly showing promise in combination with immuno-oncology drugs, including checkpoint inhibitors. Dovitinib was previously developed by Novartis in 56 clinical trials, and through a Phase 3 clinical trial, where it showed therapeutic equivalence (with similar adverse events profile) to Bayer’s Sorafenib for the third treatment of mRCC, but failed to show that it was statistically significantly superior to Sorafenib. Dovitinib also previously showed encouraging Phase 2 clinical trial results for the treatment of gastrointestinal stromal tumors (GIST), endometrial cancer, breast cancer, and liver cancer. We have retrospectively validated our DRP® companion diagnostic for dovitinib using clinical trial gene expression data (from patient biopsies) from prior Phase 2 and 3 clinical trials of this therapeutic candidate. In retrospective analysis of mRCC, patients selected with our Dovitinib-DRP® have an observed fifty percent (50%) increase in median overall survival when compared to DRP® negative patients. We plan to clinically advance dovitinib in combination with our therapeutic candidate stenoparib in future clinical trials for second-line or later treatment of metastatic ovarian cancer using our dovitinib-specific DRP® companion diagnostic to select and treat likely responder patients. We believe that dovitinib, if approved, could be broadly applicable and gain market share in the pan-TKI market as a combination therapy product in other indications as well. As discussed above, as a result of the FDA’s determination that our NDA filed on December 21, 2021, was not sufficiently complete to permit a substantive review and therefore was not accepted for filing, we anticipate that we will need to conduct additional prospective clinical trials to support our retrospective analysis of prior clinical trials and have decided on advancing dovitinib in combination with our therapeutic candidate, stenoparib, or another approved drug, in future clinical trials. Our decision to advance dovitinib as a combination therapy and not as a monotherapy is based on our belief that both the science and the market for oncology therapies has shifted towards combination therapies and away from monotherapies for multiple indications of cancer. We further believe that our DRP®-Dovitinib companion diagnostic is tumor agnostic and our retrospective analysis of the clinical data generated in the Novartis clinical studies will also support a companion diagnostic for dovitinib in second-line or later treatment of metastatic ovarian cancer.

Our second priority therapeutic candidate, stenoparib, is a selective inhibitor of the key DNA damage repair enzyme poly-ADP-ribose polymerase (PARP), which also has, in clinically relevant doses, a unique inhibitory action against Tankyrases, another important group of DNA damage repair enzymes. DNA damage repair mechanisms are crucial to mammalian cell survival and replication, and so inhibition of key DNA damage repair enzymes, such as PARP, has clinically demonstrated to be therapeutically beneficial in the treatment of cancer. Tankyrases are enzymes involved in the stabilization and maintenance of telomeres (the ends of chromosomal DNA) during cell replication, and so disruption of Tankyrases is thought to provide an additional mechanism of impeding cancer cell growth. There are four PARP inhibitors currently approved and used for the treatment of cancers, primarily ovarian and breast cancers. Most of these approved PARP inhibitors use mutation of BRCA genes, which encode another important DNA damage repair enzyme as a biomarker for whether the patient will respond to a PARP inhibitor. The theory is that tumors already defective in BRCA, which are then treated with an inhibitor of PARP, will suffer higher cell/tumor death than tumors with active BRCA, effectively resulting from a synergistic inhibition of multiple DNA damage repair pathways. Stenoparib has demonstrated a superior therapeutic and toxicity profile compared to competitive PARP inhibitors and has the potential to be a beneficial drug, if approved. In addition to stenoparib’s dual PARP and Tankyrase inhibitory activity, we believe stenoparib may cross the blood brain barrier (BBB) — potentially leading to treatment opportunities for primary brain cancers and brain metastases from tumors elsewhere in the body , and shows less myelotoxicity than the other approved PARP inhibitors.

Additionally, we have developed and retrospectively validated our Stenoparib-DRP® companion diagnostic using clinical trial biopsies from the prior Phase 1 clinical trial of this therapeutic candidate. In retrospective analysis of this trial, we have observed that patients selected with our Stenoparib-DRP® have a fourfold (4X) improvement in overall survival when compared to DRP® negative patients. Our putative Stenoparib-DRP® companion diagnostic identified a substantially broader responder patient subgroup than use of single biomarkers, including BRCA mutation, alone, thus potentially enabling the treatment of more patients. We plan to apply for initial market approval for stenoparib, in the U.S., for the treatment of advanced ovarian cancer, using our Stenoparib- DRP® companion diagnostic to select and treat likely responder patients or as a combination therapy with our therapeutic candidate, dovitinib. We are currently advancing a Phase 2 clinical trial for stenoparib for the treatment of advanced ovarian cancer at trial sites in the U.S. and Europe, together with its Stenoparib-specific DRP® companion diagnostic, for which the FDA has previously approved an Investigational Device Exemption (IDE) application. Subject to funding we anticipate commencing a stenoparib in combination with dovitinib Phase 1b/2 Clinical Trial for second-line or later treatment of metastatic ovarian cancer and/or other solid tumors.

Our third priority therapeutic candidate, IXEMPRA® (ixabepilone), is a selective microtubule inhibitor, which interferes with cancer cell division, through mitotic arrest, leading to cell death. Microtubules are polymers of the structural protein tubulin that form part of the cytoskeleton and provide structure and shape to mammalian cells. They are involved in forming the mitotic spindle apparatus that ensures the proper segregation of duplicated chromosomes into daughter cells during cell division. IXEMPRA® was formerly developed and brought to market by Bristol-Myers Squibb (BMS) and is currently marketed and sold in the U.S. by R-PHARM US LLC for the treatment of metastatic breast cancer treated with two or more prior chemotherapies. There are numerous microtubule inhibitors currently approved and used for the treatment of numerous cancers such as ovarian and breast, including Halaven® (eribulin mesylate), Taxotere® (docetaxel), and Abraxane® (nanoparticle albumin-bound paclitaxel). Currently marketed microtubule inhibitors have generated significant sales in the past few years. For example, sales of Halaven® (Eisai) alone were about $400 million in 2019. We have previously developed and retrospectively validated our Ixabepilone-DRP® companion diagnostic using clinical trial gene expression data from a prior Phase 2 clinical trial of IXEMPRA® by BMS. In retrospective analysis of this trial, patients selected with our putative Ixabepilone-DRP® companion diagnostic have an observed 58% increase in complete remission when compared to randomly selected patients treated with ixabepilone. We are currently advancing IXEMPRA®, together with its DRP® companion diagnostic, in a Phase 2 European clinical trial in metastatic breast cancer treated with two or more prior chemotherapies, with the goal of eventually submitting for marketing approval with the EMA for the European market. R-PHARM US, LLC, holds a first buy-back option for this asset.

We are also developing, through external partnerships and out-licensing arrangements, several second priority therapeutic candidates, including a DRP® companion diagnostic for LiPlaCis® and Irofulven in combination with an Irofulven-specific DRP® companion diagnostic in order to improve therapeutic benefit and patient outcomes by selecting and treating the patients most likely to respond to each drug. LiPlaCis® is an advanced, targeted liposomal formulation of Cisplatin. While we previously had an exclusive in-license to develop this drug from LiPlasome Pharma ApS, on March 28, 2022, we agreed to transfer our exclusive development rights to Chosa ApS, an affiliate of Smerud Medical Research International AS and have out-licensed our DRP® companion diagnostic for LiPlaCis® to Chosa. The specific LiPlaCis® formulation utilizes a proprietary phospholipase A (sPLA2-IIA) cleavage substrate for controlled, selective hydrolyzation, disruption and release of drug payload in the presence of tumor cells. This delivery vehicle may result in drug accumulation directly at tumor site, thereby potentially increasing drug targeting at the tumor and reducing negative, off target drug effects and toxicity that is well known for cisplatin. We have previously developed and retrospectively validated a DRP® companion diagnostic specific for cisplatin, which we believe enables us to identify and treat the patients most likely to respond to this therapeutic candidate.

Our therapeutic candidate 2X-111 is an advanced, targeted liposomal formulation of Doxorubicin, that remains one of the world’s most widely used chemotherapies. We exclusively in-licensed this therapeutic candidate from 2BBB Medicines, B.V. The specific 2X-111 formulation, which exploits a glutathione enhanced PEG-liposomal delivery system, we believe may allow 2X-111 to cross the blood-brain barrier (BBB), thereby potentially enabling the treatment of primary brain tumors, such as glioblastoma multiforme (GBM), and secondary brain tumors that originated from cancers outside the brain, such as metastatic breast cancer. The treatment of such brain tumors is a significant unmet need in cancer care, given that patients with primary brain tumors and metastases have few or no meaningful therapy options. We have previously developed and retrospectively validated a DRP® companion diagnostic specific for epirubicin, which may enable us to identify and treat the patients most likely to respond to this therapeutic candidate. 2X-111 has previously shown encouraging results in a Phase 2 trial (without use of a DRP® companion diagnostic) for the treatment of both GBM and brain metastases of mBC. In June of 2020, we out-licensed this program to Smerud Medical Research International, our long-time CRO partner in Europe, which was subsequently terminated on March 28, 2022, in connection with our out-licensing of our DRP® companion diagnostic for LiPlaCis® to Chosa discussed above. We are currently in discussions with SMERUD about a revised agreement under which SMERUD, together with original drug owner 2BBB Medicines, B.V., will secure grant funding to advance this program, with DRP® companion diagnostic support from us.

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

We retain exclusive worldwide rights to all the therapeutic candidates in our pipeline, with the exception of IXEMPRA® for which we have exclusive European rights and our putative DRP® companion diagnostic specific for Irofulven, which we have out-licensed to Lantern Pharma, Inc. and our DRP® companion diagnostic for LiPlaCis® which we have out-licensed to Chosa. We have a broad intellectual property portfolio comprised of more than 17 granted DRP® patents covering 70 different cancer drugs, and another 27 DRP® patent applications pending covering 2 additional cancer drugs. Our rolling patent strategy allows our DRP® patents to be listed in FDA's Orange Book for the drugs where they occur in the approval label. We also control remaining composition of matter, formulation, and methods of use patent coverage on dovitinib and stenoparib which extend out to 2028 or 2032 depending on the relevant patents.

Strategy

We strive to deliver meaningful benefit to patients with serious unmet medical needs in oncology by developing potentially breakthrough therapies, together with our proprietary DRP® companion diagnostics, in a personalized medicine approach. The core elements of our strategy include:

●	Advance our therapeutic candidate, dovitinib, in combination with our therapeutic candidate, stenoparib, in a Phase 1b/2 clinical trial for second-line or later treatment of metastatic ovarian cancer and/or other solid tumors, together with our Dovitinib-DRP® companion diagnostic. Our decision to advance dovitinib as a combination therapy and not as a monotherapy is based on our belief that both the science and the market for oncology therapies has shifted towards combination therapies and away from monotherapies for multiple indications of cancer. We further believe that our DRP®-Dovitinib companion diagnostic is tumor agnostic and our retrospective analysis of the clinical data generated in the Novartis clinical studies will also support a companion diagnostic for dovitinib in second-line or later treatment of metastatic ovarian cancer.

●	Accelerate enrollment in, and conclusion of, our ongoing Phase 2 clinical trials for stenoparib in ovarian cancer and IXEMPRA® in metastatic breast cancer. Our ongoing, DRP®-guided Phase 2 clinical trial of stenoparib as a treatment for ovarian cancer, being conducted at trial sites in the U.S. and Europe, has been adversely impacted by the COVID-19 pandemic. We anticipate accelerating enrollment in our stenoparib clinical trial and concluding the clinical trial, with data read out, sometime sometime in the second half of 2023. Similarly, the recent start of our DRP®-guided Phase 2 clinical trial of IXEMPRA® as a treatment for metastatic breast cancer, being conducted at numerous locations in Europe, has been adversely impacted by the COVID-19 pandemic. As the regulatory agencies, the internal review boards and the clinical trial sites continue to emerge from COVID-19 pandemic, we anticipate accelerating enrollment in our IXEMPRA® clinical trial and concluding the clinical trial, with interim data read out, in the second half of 2023.

●	Support the continuing, external clinical development of our secondary pipeline assets towards value inflection points. We have previously out-licensed both LiPlaCis® and 2X-111, to our longtime CRO partner Smerud Medical Research International, in our efforts to advance the clinical development of these assets. In March 2022, we restructured our LiPlaCis® license agreements with Smerud and original drug owner LiPlasome Pharma ApS, in a way that will enable Smerud to step into the shoes of Allarity and assume full control of this program for further development in a Smerud affiliate, Chosa ApS, and to secure additional investment funding and collaborative development of the program through the affiliate. Allarity and SMERUD are currently in discussions about a revised agreement, together with original drug owner 2BBB Medicines, B.V., about future clinical advancement of 2X-111. We intend to support both of these clinical programs with our proprietary DRP® companion diagnostics and our clinical trial and regulatory expertise, and are in ongoing negotiations with SMERUD to extend the financing pathways and timeframe for these programs.

●	Continue to leverage our deep insights in tumor biology and predictive diagnostics to pursue innovative clinical candidates. We have established, over many years, expertise, and capabilities in the evaluation of oncology therapeutics with coupled companion diagnostics utilizing our proprietary DRP® platform. We intend to leverage these capabilities to identify, acquire, and advance additional new, clinical stage assets that may benefit patients with serious unmet medical needs, through a precision medicine approach.

●	Evaluate strategic opportunities to accelerate development timelines and maximize value of our therapeutic candidate pipeline. We currently own the exclusive worldwide development and commercial rights to each of our therapeutic candidates, with the exception of IXEMPRA®, for which we own exclusive European rights, LiPlaCis® which is now being developed by Chosa ApS, and Irofulven, which is now being developed by Lantern Pharma. We intend to evaluate collaborations that could maximize the value of our therapeutic candidate pipeline, either through the evaluation of our therapeutic candidates in combination with compounds owned by third parties or through geographic collaborations outside of the U.S. that allow us to leverage the existing infrastructure of other companies. For example, there are a number of pharmaceutical companies in oncology markets in the Asia-Pacific, Middle East, and Latin America markets that we believe are interested in partnering with us, and or acquiring license rights from us, in order to develop and commercialize our oncology products in those substantial oncology therapeutics markets.

Our Companion Diagnostics

Overview of Our DRP® Companion Diagnostic Platform

Our patented DRP® platform is a proprietary technology that enables the development of drug-specific companion diagnostics that are used to identify patients that will most likely respond to a particular cancer therapy. While our strategy is to use our DRP® platform to advance our own therapeutic candidates, we believe our DRP® platform could be used by many other cancer drugs, both in clinical development and those on the market.

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

When we create a new, drug-specific DRP® companion diagnostic using our DRP® platform, we start with an established panel of cancer cell lines, which have been treated with the cancer drug or therapeutic candidate, to correlate the genetic expression profile of cell lines that are either sensitive or resistant to the drug or therapeutic candidate. In our development of a companion diagnostic, we usually use a well-known collection of 60 human tumor cell lines from the National Cancer Institute known as the “NCI-60” panel, however we also use proprietary cancer cell line panels. Gene expression profiles of the cancer cell lines are derived from a microarray (commercially available Affymetrix Gene Chips) to quantify the level of mRNA and/or microRNA that have been transcribed from genes in those cells. The advanced bioinformatic algorithm at the heart of our DRP® platform then identifies, from all mRNA, the specific ones that are correlated with either drug or therapeutic candidate response or resistance, and the collection of these biomarkers becomes a “fingerprint” of response (or resistance) to that drug or therapeutic candidate. Our DRP® platform then applies what we believe to be a unique “biological relevance filter” — created from analyzing more than 3,000 actual biopsy samples from human clinical trials across a broad range of cancer types and cancer drug and therapeutic candidate types — to remove biomarkers that are not relevant to actual clinical response of tumors (from patients) and thus reduce the background noise from our observations. This process generates a putative DRP® companion diagnostic, specific for the drug or therapeutic candidate, which identifies a subpopulation of cancer patients most likely to respond to the drug or therapeutic candidate. Typically, between 50 and 400 biomarkers (i.e. expressed genes) comprise a putative DRP® companion diagnostic for a specific drug or therapeutic candidate.

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

Examples of competitive approaches and technologies and their shortcomings are:

●	Gene Mutation Sequencing. A number of gene mutations have been identified which leads to an alteration in the expressed protein or enzyme, targeted by a drug, which results in the drug no longer binding (or sufficiently binding) to and inhibiting the target. Such mutations are common in kinases, and thus can lead to failure of targeted kinase inhibitors binding to that target. Modern “Next Gen Sequencing” (NGS) of such genetic mutations is one current approach to identify patients who may or may not respond to a given cancer drug. NGS approaches have been commercialized by companies like Foundation Medicine and are also increasingly being used by large cancer centers with their own NGS capabilities. We believe this approach is largely limited by failing to address complex tumor biology and mechanisms of drug response/resistance, much of which is currently unknown, and, accordingly, can only partially identify patient therapeutic response if it is linked to a single gene mutation. This approach is also limited to drugs that target proteins or enzymes that have mutations and is thus not suitable for predicting response to drugs such as chemotherapeutics.

●	Drug Target Expression Analysis. This approach uses the level of expression of the actual drug target itself as a biomarker for whether a patient will (or will not) respond to a given drug. A common example is expression of the cell surface receptor tyrosine kinase HER2 used as a companion diagnostic for the HER2-targeting cancer drug Herceptin® for the treatment of breast cancer. We believe this approach is also largely limited by failing to address complex tumor biology and mechanisms of drug response/resistance, much of which is currently unknown. Indeed, many patients who are HER2 positive do not respond well to drugs targeting this receptor and/or patients that initially respond become resistant, indicating other, more complex underlying tumor biology.

●	“Artificial Intelligence” (AI) or “Machine Learning” (ML) Approaches. While there are many companies, including in the companion diagnostics space, currently employing technologies that leverage AI or ML, we believe these computer-based technologies are largely limited to the identification and/or design of potential new drug structures. Currently, we are not aware of any retrospectively or clinically validated, published, or approved companion diagnostic created by any AI-based or ML-based approach.

In contrast to other alternative companion diagnostics technologies, we believe our DRP® platform enjoys several, unique competitive advantages:

●	Broadly Applicable. We believe our DRP® platform can successfully generate a drug-specific companion diagnostic for most cancer drug types, including:

●	mechanisms-of-action as diverse as DNA damaging agents,

●	chemotherapeutics,

●	targeted kinase inhibitors, and

●	epigenetic enzyme inhibitors.

●	Retrospectively Validated. The ability of the DRP® platform to generate reliable and accurate predictive DRP® companion diagnostics has been retrospectively validated in more than 35 clinical trials and 1 prospective clinical trial.

●	Extensively Published. Studies of our DRP® platform and putative companion diagnostics have been extensively published in peer-reviewed literature, including publications such as the British Journal of Cancer, Journal of the National Cancer Institute, Plos One, and Breast Cancer Research and Treatment, and have been presented at major oncology conferences, including ASCO, ESMO, and EACR.

●	Accepted for Use in Clinical Trials by Regulatory Agencies. Although none of our putative DRP® companion diagnostics has yet been approved by a regulatory agency for marketing, the U.S. FDA has previously granted 2 IDE applications approving the use of DRP® companion diagnostics for both stenoparib and LiPlaCis® in clinical trials. The Company previously filed a Pre-Market Approval (PMA) application, with the FDA, for the approval and use of the Dovitinib-DRP® companion diagnostic as a marketed companion diagnostic for dovitinib in mRCC. In February 2022 the FDA issued a RTF letter on review of this PMA, largely based on the FDA’s issued RTF letter on the related NDA. Separately, the stenoparib, IXEMPRA® and LiPlaCis® DRP® companion diagnostics have been accepted for use in clinical trials by national regulatory agencies in the U.S. and/or Europe.

●	Trusted by Clinicians. Prominent oncologists at leading cancer centers where we were conducting our DRP®-guided clinical trials, including Guy’s Hospital (London, England), and Rigshospitalet (Copenhagen, Denmark), have used our putative DRP® companion diagnostics to select and treat likely responder patients and improve patient outcomes in a personalized medicine approach in such trials.

Our Priority Therapeutic Programs

Overview of Dovitinib (pan-TKI)

Our most advanced therapeutic candidate, dovitinib (formerly TKI258), is a potent and selective small molecule inhibitor targeting multiple tyrosine kinases. It inhibits fibroblast growth factor receptors (FGFR), along with vascular endothelial growth factor receptor (VEGFR) and platelet-derived growth factor receptor (PDGFR), among others. During clinical development, with dovitinib’s unique pharmacological profile, the focus was originally on FGFR driven diseases, and also on those diseases where the additional anti-angiogenesis properties of dovitinib would offer a therapeutic advantage. As used in this section of this report describing our therapeutic candidate dovitinib, statements regarding the use of our proprietary DRP® companion diagnostics or our proprietary DRP® platform or our observations that our therapeutic candidate dovitinib may have anti-cancer or anti-tumor activity or is observed to be well tolerated in a patient population should not be construed to mean that we have resolved all issues of safety and/or efficacy for our therapeutic candidate dovitinib or our putative Dovitinib-DRP® companion diagnostic. Issues of safety and efficacy for any therapeutic candidate or companion diagnostic may only be determined by the U.S. FDA or other applicable regulatory authorities in jurisdictions outside the United States.

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

Dovitinib was previously developed by Novartis, through a Phase 3 trial, where it showed therapeutic equivalence (with similar adverse events profile) to Bayer’s Sorafenib for the treatment of third line RCC, but failed its primary anti-cancer activity endpoint of superiority (to sorafenib) progression-free survival (PFS). Dovitinib also previously showed promising Phase 2 results in Novartis sponsored studies for the treatment of gastrointestinal stromal tumors (GIST), endometrial cancer, breast cancer, and liver cancer.

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

We believe the clinical data in these trials justify further clinical trials for dovitinib in GIST, endometrial cancer, ovarian cancer, breast cancer, RCC, and hepatocellular carcinoma (HCC or liver cancer).

The studies in clear cell renal carcinoma, A2302 and A2107, were the pivotal and the supporting study, respectively, in the dovitinib NDA, as well as PD02-044, the Dovitinib-DRP® validation study. The indication for the NDA was treatment of patients with advanced RCC following two or more prior systemic therapies and who are selected for therapy with the Dovitinib-DRP® companion diagnostic. As discussed above, based upon the reasons given in the RTF letters and a subsequent Type C meeting with the FDA on May 31, 2022, we anticipate that the FDA will require a prospective Phase 3 clinical trial as well as additional dose optimization studies before regulatory approval of Dovitinib as a monotherapy and its companion diagnostic Dovitinib-DRP for the treatment of third-line mRCC can be obtained.

A2107 is a Phase I/II study on a 5-day on/2-day off treatment schedule in heavily pre-treated advanced RCC patients that are refractory to standard therapies. In the 20 patients treated in phase I with 500 mg (N = 15) or 600 mg (N = 5) dovitinib, the MTD was defined as 500 mg. Dovitinib was observed to be well tolerated and anti-tumor activity was observed after progression on both VEGF and mTOR inhibitors. In the Phase II portion of the study, 67 heavily pre-treated patients were enrolled and received 500 mg dovitinib on a 5 days on/2 days off schedule, and had measurable, histologically or cytologically confirmed progressive advanced or metastatic RCC with predominant clear cell histology. Thirty-five patients were previously treated with at least 2 prior VEGF inhibitors (most often sunitinib and sorafenib) and one mTOR inhibitor (most often everolimus), and 55 patients received at least one VEGF and one mTOR inhibitor. ORR of 3% (90% CI 0.5-9.1), Disease Control Rate (DCR; CR, PR, and SD) of 55.2% and a median progression free survival of 3.7 (95% CI 3.0- 5.6) months according to both independent central review and local review.

A further Phase III registration trial CTKI258A2302 (study A2302), also referred to as the GOLD trial, was conducted in RCC. The pivotal Phase III trial was an open-label, randomized, multi-center study to compare the toleration and anti-cancer activity of dovitinib versus sorafenib in patients (N = 570) with metastatic RCC after failure of anti-angiogenic (VEGF- targeted and mTOR inhibitor) therapies. Supportive data from a Phase I/II dose escalation maximum tolerated dose (MTD) and dose expansion study CTKI258A2107 (study 2107) in patients with advanced or metastatic RCC (N = 82 at 500 mg) was included in our NDA.

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

The A2302 trial had been designed to show superiority of dovitinib to sorafenib, and the superiority observed in terms of PFS and OS was not statistically significant. Subsequently, Novartis did not pursue further development. However, we believe the trial established that dovitinib is non-inferior to sorafenib with respect to PFS and OS. Non-inferior is the statistical term describing a drug that is a drug that shows equivalent therapeutic benefit to its comparator drug. However, in evaluating our NDA, the FDA determined that our application using a retrospective analysis to show dovitinib is non-inferior to sorafenib cannot be based on a Phase 3 clinical trial by Novartis designed to show that dovitinib is superior to sorafenib that failed its designed endpoints.

The two key requirements for the non-inferiority approach are (i) the presence of assay sensitivity of the pivotal study, a finding that is readily demonstrable for the A2302 study, and (ii) the choice of non-inferiority margin, based upon a combination of statistical reasoning and clinical judgement by RCC-subspecialized practitioners offering their clinical perspective on the retention of efficacy needed for the intervention to be considered “efficacious” in that particular malignancy and specific disease setting. The non-inferiority margin for the hazard ratio, i.e., 1.153, was determined using studies that are all phase 3, randomized controlled trials (RCTs) where sorafenib was administered as second-line, third-line, or fourth-line treatment. As mentioned above, in the A2302 study, the point estimate of the hazard ratio on PFS was 0.86, and its two-sided 95% confidence interval was (0.72, 1.04). Since the upper bound margin of 95% CI in the unstratified analysis of PFS was 1.04, we believe the non-inferiority of dovitinib to sorafenib is demonstrated because the upper limit (1.04) was less than the estimated margin of 1.153. Subgroup and sensitivity analyses of PFS were consistent with the primary analysis demonstrating the efficacy of dovitinib in this patient population. Patients with KPS ≥ 90 had a higher median PFS in the dovitinib group (median 18.4 months, 95% CI: 12.9, Not evaluable) than the sorafenib group (median 13.9, 95% CI:10.7, 15.5).

The post hoc non-inferiority analysis on the OS was performed using a hazard ratio (HR on OS; dovitinib/sorafenib as secondary endpoint) with a margin of 1.153 with the same hypothesis used for PFS. The OS between the dovitinib and sorafenib treatment groups, had a Hazard ratio of 0.94 with 95% CI: 0.779, 1.146%. Since the upper bound of the two-sided 95% confidence interval for the hazard ratio is <1.153, we believed that the results showed that dovitinib is non-inferior to sorafenib.

The figures below show the progression-free and overall survival from the A2302 Phase 3 trial):

The PD02-044 study intended to identify patients who were more likely to benefit from treatment with dovitinib in the A2302 study and thus validating the Dovitinib-DRP®. 135 dovitinib-treated patients’ renal biopsy tissue comprised the investigational arm of the “Dovitinib DRP Study”. Of these 135 patients, 49 patients had a Dovitinib-DRP® score of> 50%. The key clinical outcomes of PFS, OS, and ORR were compared between the 49 patients with a tumor DRP® score >50% and the sorafenib-treated control arm comprised of 286 patients. The protocol for the “Dovitinib DRP Clinical Performance Evaluation Study” was submitted with the PMA submission. The outcome on the efficacy outcome measure, PFS, revealed a 3.75-month median PFS for DRP®-selected dovitinib-treated patients versus 3.6-month median PFS for sorafenib-treated patients, yielding an unadjusted HR of 0.714 (95% CI 0.5051, 1.0103; p = 0.0572). We believe these results show a marginal and non-significant improvement in median PFS for DRP®-selected dovitinib-treated patients. (Please refer to Figure 1 below.)

Figure 1: Kaplan Meier Plot — Summary of PFS, Efficacy Evaluable Population

The results of the “Dovitinib DRP Study” on the other efficacy outcome measure OS, revealed a favorable outcome. It showed a 14.95-month median OS for DRP-selected dovitinib-treated patients versus an 11.20-month median OS for sorafenib-treated patients. Comparison of these medians yields an unadjusted HR of 0.685 (95% CI 0.4736, 0.9897; p = 0.0439) where the upper bound of the 95% CI does not cross unity, thereby revealing a statistically significant improvement in median OS for DRP-selected dovitinib-treated patients. (Please refer to Figure 2 below).

Figure 2: Kaplan Meier Plot — Summary of OS, Efficacy Evaluable Population

In an exploratory analysis of the effect of increasing DRP® score thresholds on clinical outcomes, it was shown that as the DRP® threshold increased, so did the clinical outcomes on PFS and OS. Specifically, when the DRP® score threshold increased from 50 to 67, the outcome on the primary efficacy endpoint, PFS, further improved to a 5.7-month median PFS for DRP®-selected dovitinib-treated patients versus 3.6-month median PFS for sorafenib-treated patients. Comparison of the median PFS values (resulting from this increase in the DRP threshold score) yields an unadjusted HR of 0.420 (95% CI 0.2054, 0.8585; p = 0.0174) and shows a statistically significant improvement in median PFS for DRP®-selected dovitinib-treated patients when the DRP® score threshold is increased. (Please refer to Figure 3 below). However, in evaluating our NDA, the FDA determined that our application using a retrospective analysis to show dovitinib is non-inferior to sorafenib cannot be based on a Phase 3 clinical trial by Novartis designed to show that dovitinib is superior to sorafenib that failed its designed endpoints.

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

ISS 6.2B2 TEAEs by MedDRA SOC and PT — Pooled 500 mg Dosing Regimen Studies, Safety Population (>5%)
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

ISS 6.2B2 TEAEs by MedDRA SOC and PT — Pooled 500 mg Dosing Regimen Studies, Safety Population (>5%)
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

Overview of Renal Cell Carcinoma (RCC)

Globally, the incidence of RCC varies widely from region to region, with the highest rates observed in North America. Approximately 431,000 new cases of kidney cancer were diagnosed worldwide in 2020 and 179,000 patients died from this malignancy. In the United States, there are approximately 79,000 new cases each year and almost 14,000 deaths from RCC on an annual basis. In Europe, there were approximately 130,000 cases of RCC and 54,000 deaths due to kidney cancer in 2020.

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

In the third line RCC setting, there is an unmet need for companion diagnostics, like the Dovitinib-DRP®, to help guide therapeutic options and decisions in this patient group. Until recently, there was no newly approved drug in this setting. However, tivozanib was recently approved in March 2021 as a treatment option in the third-line RCC setting.

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

Existing pan-TKIs and Our Opportunity

Numerous pan-TKIs, including Nexavar® (sorafenib), Sutent® (sunitinib), Votrient® (pazopanib), and Lenvima® (lenvatintib) are currently used in the treatment of RCC and numerous other indications. Fotivda® (tivozanib) was recently approved as a third line RCC treatment, however its use in clinical practice is yet to be established. The global kinase inhibitor market in 2019 was roughly $33 billion and, according to consensus estimates cited by Leerink, is poised to grow about 13% annually to surpass $50 billion by 2022. Sales of pan-TKIs substantially contribute to this total market. For example, sales of Sutent® were $1 billion in 2018, while sales of Nexavar® and Votrient® were each about $800 million that year. Additionally, sales of certain pan-TKIs, such as Lenvima®, are increasingly being driven, in part, by combination therapy with immune checkpoint inhibitors, such as PD-1 inhibitors (e.g. Merck’s Keytruda®). In the RCC setting, sales of Nexavar® alone, for example, were $125 million in 2019. The global kidney cancer drugs market size was valued at $4.4 billion in 2016 and is expected to grow to $6.3 billion in 2022.

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

Future Opportunities & Development Plans for Dovitinib

We have decided that the costs, risks and potential benefits of conducting these studies for dovitinib as a monotherapy for mRCC are no longer the best path toward commercial success. We continue to evaluate other potential Phase 1b/2 clinical trials for dovitinib combined with other approved drugs in the mRCC space and in other indications. For example, subject to funding we anticipate commencing a stenoparib in combination with dovitinib Phase 1b/2 clinical trial for second-line or later treatment of metastatic ovarian cancer and/or other solid tumors. Our decision to advance dovitinib as a combination therapy and not as a monotherapy is based on our belief that both the science and the market for oncology therapies has shifted towards combination therapies and away from monotherapies for multiple indications of cancer. We further believe that our DRP®-Dovitinib companion diagnostic is tumor agnostic and our retrospective analysis of the clinical data generated in the Novartis clinical studies for mRCC will also support a companion diagnostic for dovitinib in second-line or later treatment of metastatic ovarian cancer, as well as other indications. In addition, one of dovitinib’s mechanisms of action is to block the formation of new blood vessels that supply a tumor with nutrients and oxygen (i.e. inhibition of angiogenesis). This causes cancer to enter into a state of homologous recombination deficiency. Homologous recombination plays an essential role in the repair of DNA double-strand breaks and collapsed replication forks. Cancer cells that are deficient in homologous recombination become hypersensitive to single strand breaks that, if not repaired, lead to double strand breaks. PARP1 is essential for repair of single strand breaks and PARP1 is inhibited by stenoparib. Therefore, a combined treatment with an antiangiogenic agent and a PARP inhibitor may cause a synthetic lethality, which is a type of genetic interaction where the combination of two genetic events results in cell death. Because we hold exclusive, global commercial rights to both dovitinib and stenoparib, we believe that we can efficiently initiate clinical trials to study the possible synergistic activity achieved by combining dovitinib and stenoparib.

Additionally, we are developing a Protocol for a DRP®-guided Phase 2 trial of dovitinib for the treatment of pediatric osteosarcoma. This will be preceded by a Phase 1B dose escalation study in solid tumors in pediatric patients >=2 years of age. Current FDA regulations require, under The RACE for Children Act (Title V, Sec. 504, FDA Reauthorization Act (FDARA), enacted August 18, 2017) as part of an NDA submission for a drug, the concomitant submission of a clinical development plan for the drug in at least one pediatric cancer. Our planned study for pediatric osteosarcoma is based on previously conducted, pre-clinical animal model studies of dovitinib showing that the drug has promising activity in this pediatric indication, which is the most common primary malignant bone tumor in children and young adults. These pre-clinical studies were carried out in collaboration with the University of Illinois (Champaign, IL USA). Clinical development of dovitinib for pediatric indications will be advanced by OncoHeroes Biosciences, with which we announced a development license and partnership on January 3, 2022. On September 23, 2022, OncoHeroes announced that it had received a Rare Pediatric Disease Designation (RPDD) from the U.S. FDA for the development of Dovitinib for treatment of pediatric osteosarcoma. This RPDD qualifies OncoHeroes to receive fast track review and a priority review voucher (PRV) at the time of marketing approval of Dovitinib for a pediatric cancer indication. We continue to support OncoHeroes in this pediatric cancer development partnership.

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

DRP® Companion Diagnostic for Dovitinib

We are developing dovitinib together with a DRP® companion diagnostic, which we believe will enable us to select the patients most likely to respond to the drug in our clinical trials. A Pre-Market Approval (PMA) application for our Dovitinib-DRP® companion diagnostic was filed with the FDA on April 1, 2021. On February 15, 2022, we received RTF letters for both our dovitinib NDA and our DRP®-Dovitinib companion diagnostic PMA. The FDA has asserted that neither our NDA or PMA meets the regulatory requirements to warrant a complete agency review. The primary grounds of rejection asserted by the FDA relates to our use of prior Phase 3 clinical trial data, generated by Novartis in a “superiority” endpoint study against sorafenib (Bayer), to support a “non-inferiority” endpoint in connection with the DRP®-Dovitinib companion diagnostic. The primary basis for the RTF of our PMA for the DRP®-Dovitinib companion diagnostic was the RTF of our NDA for dovitinib, to which our PMA relates. Allarity anticipates that it may be necessary to conduct a new, prospective Phase 3 study, to gain approval of dovitinib in the U.S.

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

188 patients consented in the dovitinib group, of these, 135 passed established biomarker quality criteria. The DRP-dovitinib divided the patients into two groups, sensitive (n=49, DRP score >50%) or resistant (n=86, DRP score < 50%) to dovitinib. The DRP sensitive population was compared to the unselected sorafenib group (N=286). The graphic below shows a Kaplan-Meier curve of overall survival in these two groups.

A statistically significant improvement in overall survival of patients selected with Dovitinib-DRP® and treated with Dovitinib, when compared to patients treated with Sorafenib, is considered a strong argument in favor of regulatory approval of Dovitinib as a monotherapy together with its companion diagnostic Dovitinib-DRP®. However, we anticipate that the FDA will require a prospective Phase 3 clinical trial as well as additional dosage studies before regulatory approval of Dovitinib as a monotherapy and its companion diagnostic Dovitinib-DRP

We additionally observed that, as expected, the Dovitinib-DRP® does not select responders or patients with longer PFS or OS in the sorafenib arm of the Phase 3 RCC study. This demonstrates that the DRP® is highly drug specific, and thus the Dovitinib-DRP® cannot be used to select responders to sorafenib. Certain details of our Dovitinib-DRP® were published as an e-Poster at the European Association for Cancer Research (EACR) 2021 Virtual Congress held from June 9 to June 12, 2021, and at the European Society for Medical Oncology (ESMO) 2021 Virtual Congress held from September 16 to September 21, 2021.

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

In summary, based on these studies, we believe our putative Dovitinib-DRP® companion diagnostic accurately and reliably identifies responder patients (with mRCC, HCC, breast cancer (ER positive) and endometrial cancer) to this therapeutic candidate, and we plan to use this DRP® companion diagnostic for all of our clinical programs to advance clinical development of dovitinib for these indications including mRCC. As discussed above, based upon the reasons given in the RTF letters and a subsequent Type C meeting with the FDA on May 31, 2022, we anticipate that the FDA will require a prospective Phase 3 clinical trial as well as additional dose optimization studies before regulatory approval of Dovitinib as a monotherapy and its companion diagnostic Dovitinib-DRP for the treatment of third-line mRCC can be obtained. While we have decided that the costs, risks and potential benefits of conducting these studies for dovitinib as a monotherapy for mRCC are no longer the best path toward commercial success, we continue to evaluate other potential Phase 1b/2 clinical trials for dovitinib combined with other approved drugs in the mRCC space and in other indications. For example, subject to funding we anticipate commencing a stenoparib in combination with dovitinib Phase 1b/2 clinical trial for second-line or later treatment of metastatic ovarian cancer and/or other solid tumors. Our decision to advance dovitinib as a combination therapy and not as a monotherapy is based on our belief that both the science and the market for oncology therapies has shifted towards combination therapies and away from monotherapies for multiple indications of cancer. We further believe that our DRP®-Dovitinib companion diagnostic is tumor agnostic and our retrospective analysis of the clinical data generated in the Novartis clinical studies for mRCC will also support a companion diagnostic for dovitinib in second-line or later treatment of metastatic ovarian cancer, as well as other indications.

Overview of Stenoparib (PARP inhibitor)

Mechanisms of Action

PARP is an enzyme discovered more than 40 years ago that produces large, branched chains of poly (ADP) ribose (PAR) from NAD. In humans, there are 17 members of the PARP gene family, but most of these are poorly characterized. Of the 17 PARP family members, only PARP1 and PARP 2 are known to be involved in DNA repair. PARP is an abundant nuclear enzyme that is activated by DNA strand breaks to synthesize poly (ADP-ribose) from NAD. The main function of PARP is the maintenance of genomic integrity by facilitating DNA repair through the BER pathway. BER is one mechanism by which cancer cells counteract the DNA damage elicited by cytotoxic agents or radiation and thus develop resistance to chemo-or radiation therapies. PARP inhibition may provide a novel mechanism to sensitize refractory tumors to chemotherapy and radiotherapy.

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

As used in this section of this report describing our therapeutic candidate stenoparib, statements regarding the use of our proprietary DRP® companion diagnostics or our proprietary DRP® platform or our observations that our therapeutic candidate Stenoparib may have anti-cancer or anti-tumor activity or is observed to be well tolerated in a patient population should not be construed to mean that we have resolved all issues of safety and/or efficacy for our therapeutic candidate Stenoparib or our putative Stenoparib-DRP® companion diagnostic. Issues of safety and efficacy for any therapeutic candidate or companion diagnostic may only be determined by the U.S. FDA or other applicable regulatory authorities in jurisdictions outside the United States.

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

Pre-Clinical Studies

PARP utilizes nicotinamide adenine dinucleotide (NAD) as substrate to catalyze the polymerization and transfer of poly (ADP-ribose) (PAR) to acceptor proteins. The posttranslational modification through addition of PAR results in modulation of target protein function. Stenoparib is a nicotinamide mimetic, competitive PARP inhibitor that inhibits PARP1 and PARP2 equipotently.

In cell-based assays, stenoparib potently inhibited proliferation of the BRCA1 mutant human breast cancer cell line MDA-MB-436. Additionally, stenoparib inhibited proliferation in the human hematologic cell lines: SR (B cell lymphoma) and MV-4-11-luc2/AcGFP (acute myeloid leukemia (AML)). In the murine leukemia cell line P388, P-glycoprotein (P-gp) overexpression had very little impact on inhibition of proliferation by stenoparib.

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

Prior Clinical Trials

The initial planned first-in-human study of stenoparib (conducted by Eisai, Inc.) was an open-Label, Multi center, Phase 1 study of PARP Inhibitor stenoparib (formerly E7449) as single agent in subjects with advanced solid tumors or with B-cell malignancies and in combination with TMZ or with Carboplatin and Paclitaxel in Subjects with Advanced Solid Tumors. The first part (Phase 1) of the study started on January 31, 2012, and was completed with the last patient visit July 14, 2015. Further clinical evaluation was stopped, as it was decided to stop the clinical development for the reasons described below. Preliminary data after treating the first 28 patients have been presented at ESMO conference 2014. The final data including the retrospective/prospective Stenoparib-DRP® selection results were presented at ASCO 2018.

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

All 41 subjects received at least 1 dose of stenoparib and were included in the safety, PK, and pharmacodynamics analyses. 12 subjects who received the 600 mg dose of stenoparib in both fed and fasted states were analyzed for food effect.

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

Anti-cancer activity according to dose groups

PFS for the whole population was 55 days. A Kaplan Meier plot of progression free survival of subjects with PR (green line), SD (orange line), NE (yellow line) and PD (blue line) is below:

The study was published in the British Journal of Cancer in 2020. It concluded that the drug stenoparib “showed good tolerability, promising antitumor activity and significant concentration-dependent PARP inhibition,” and that “The results support further clinical investigation.” Nevertheless, Eisai decided to pursue other priorities and for undisclosed reasons offered the therapeutic candidate to us because we had developed a Stenoparib-DRP® response predictor that we believe could identify the infrequent responding patients.

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

We are further currently conducting a DRP®-guided Phase 2, open label, single arm study to investigate the toleration and anti-cancer activity of the PARP inhibitor, stenoparib in patients with advanced ovarian cancer. The protocol (2X-1002) addresses unmet medical needs in ovarian cancer patients that have progressed on previous PARPi therapy without requiring repeat platinum treatment and in selecting both HR proficient and HR mutated patients/tumors with high likelihood of responding. The primary endpoint is ORR as determined by RECIST 1.1. Secondary endpoints are CBR, PFS and OS. This study is being conducted at Guy’s Hospital (London, England), in addition to other trials sites in the U.S. and Europe. Patients are selected by using the Stenoparib-DRP® with a score of >50%. Stenoparib is administered as a once daily oral dose of 600 mg in a 28-days cycle (study 2X-1002). The study was initiated in April 2019 and 10 subjects that were required to be enrolled independent of DRP® score have received at least 1 dose of stenoparib and are included in the safety SAE reporting. Stenoparib-DRP®-selected patients commenced enrollment in June 2021. The delay in enrolling Stenoparib-DRP®- selected patients has mainly been due to COVID-19 pandemic issues. Since the Phase 2 studies currently are ongoing, anti-cancer activity data from these are too early to report.

Overview of Ovarian Cancer

Ovarian Cancer (OC) is a lethal disease with a 5-year survival rate of 20-30% for advanced OC. It is the second leading cause of cancer related deaths in women. A large proportion of patients with OC are diagnosed at an advanced tumor stage. The outcome after chemotherapy for advanced OC becomes poorer and poorer each time a new treatment is introduced following progression on the previous treatment. Approximately 14,000 OC patients die each year due to disease progression.

Treatment of OC (as well as breast cancer (BC)) advanced when the genes BRCA1 and BRCA2 were cloned in the early 1990s and allowing identification of high-risk individuals. These genes encode proteins that are involved in DNA homologous recombination (HR). Patients harboring germline BRCA1/2 mutations carry a defective copy of the gene in every cell, which increases the likelihood of cancer developing if the remaining copy becomes defective through somatic mutation or epigenetic inactivation. However, there are also patients with germline mutations in other HR pathway genes and patients who do not carry an inherited germline mutation but have tumors with sporadic HRD mutations. Data from the Cancer Genome Atlas (TCGA) demonstrates that approximately fifty percent of high grade serous ovarian cancers have aberrations in HR repair.

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

Rationale for Targeting PARP in Ovarian Cancer

Poly (ADP-ribose) polymerases (PARPs) are a family of DNA-dependent nuclear enzymes catalyzing the transfer of ADP-ribose moieties from cellular nicotinamide-adenine-dinucleotide (NAD+) to a variety of target proteins. There are 17 PARP family member proteins identified through sequence homology of the catalytic domain. PARP1, 2 and 3 have all been implicated in DNA repair, with PARP1 being the most abundant. PARP inhibitors are designed to compete with NAD+ for the substrate binding to PARP and inhibit PARP activity. Cells containing dysfunctional BRCA1 or BRCA2 have been shown to become profoundly sensitized to the inhibition of PARP enzymatic activity, resulting in chromosomal instability, cell cycle arrest and subsequent apoptosis. PARP inhibition is thought to induce synthetic lethality, which describes a process where at least two genetic lesions that individually are not lethal become lethal when combined in the same cell. For example, cells that are deficient in HR, which is not lethal in itself, are hypersensitive to a reduction in PARP activity by PARP inhibitors. However, disruption to other proteins involved in HR DNA repair other than in BRCA may have the same effect on PARP inhibitor sensitivity.

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

The study will be performed in accordance with the Simon two-stage design (Simon 1989). The patients will come to a screening visit within 2 weeks prior to first administration of stenoparib. Patients will receive a daily dose of 600 mg stenoparib as hard gelatin capsules administered in a 28-day cycle. The treatment will continue until disease progression or unacceptable toxicity. The clinical endpoint will be objective response rate (ORR), as determined by RECIST 1.1.

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

Anticipated clinical trials sites and Principal Investigators would include Dr. Dan Von Hoff (U.S.) and Dr. Deb Sarker (UK).

Development for Additional Indications

We have developed a protocol for a Phase II, open label clinical study to investigate anti-tumor effect and tolerability of stenoparib in docetaxel-pre-treated metastatic castration-resistant prostate cancer (mCRPC) patients selected by the Stenoparib-DRP® companion diagnostic. Patients would receive 600 mg stenoparib as single oral agent in a 21-days cycle in in mCRPC patients who progressed on AR-targeted therapy (abiraterone acetate, enzalutamide or investigational AR-targeted agent) and docetaxel-pre-treated metastatic castration-resistant prostate cancer patients selected by the Stenoparib-DRP® companion diagnostic. Up to 30 mCRPC patients with predicted high probability of response to stenoparib, as determined by a Stenoparib-DRP®) score of >80%, will be enrolled and treated. Anti-tumor effect of stenoparib is based on objective response rate defined as complete response (CR), partial response (PR) or stable disease (SD) of > 9 weeks according to RECIST 1.1 for patients with measurable disease and defined as stable disease > 9 weeks including PSA and bone metastases according to PCWG3. This Phase II trial would likely have trial sites in the U.S. and in the EU/Denmark.

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

Clinical performance of the Stenoparib-DRP® at the pre-specified cutoff of 50 in ovarian cancer

Ovarian only (N=3)	Responders (PR)	Non- responders (SD+PD)
DRP® positive (top 50%)	2	0
DRP® negative (bottom 50%)	0	1
Overall precision: 100% correct prediction
Sensitivity: 100% of responders correctly predicted
Specificity: 100% of non-responders correctly predicted

Clinical performance of the Stenoparib-DRP® at the pre-specified cutoff of 50 for all histologies

All histologies (N=13)	Responders (PR)	Non- responders (SD+PD)
DRP® positive (top 50%)	2	4
DRP® negative (bottom 50%)	0	7
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

Additionally, BRCA mutation status considered, but was only available for 7 patients in the trial (NCT01618136), of which 6 are BRCA mutated. Of these 6, 1 responded to stenoparib, giving a response rate of 1/6 or 16% in the BRCA mutated population. This equals the response rate observed in the unselected 13 patients analyzed with DRP® score. Thus, BRCA mutation does not appear to be a predictor of response in this small trial.

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

Overview of IXEMPRA® (microtubule inhibitor)

Mechanisms of Action

Ixabepilone (IXEMPRA®) is a semisynthetic derivative of epothilone B, with improved in vitro metabolic stability. It is a novel antineoplastic agent that stabilizes microtubule dynamics, resulting in blockade of cancer cells in mitosis during cell division, leading to cell death. Ixabepilone induces a distinct pathway of cellular apoptosis via activation of caspase-2, whereas other tubulin agents, such as the taxanes, act via caspase-9. Ixabepilone is a poor substrate for efflux transporters such as the multidrug resistance-related protein (MRP1) and P-glycoprotein (P-gp) that are involved in drug-resistance mechanisms. Epothilones have a tubulin-binding mode distinct from that of other microtubule- stabilizing agents. Ixabepilone’s tubulin-binding mode affects the microtubule dynamics of multiple ®-tubulin isoforms, including the class III isoform of ®-tubulin (®-III tubulin), the expression of which has been implicated in clinical taxane resistance. As used in this section of this report describing our therapeutic candidate IXEMPRA®, statements regarding the use of our proprietary DRP® companion diagnostics or our proprietary DRP® platform or our observations that our therapeutic candidate IXEMPRA® may have anti-cancer or anti-tumor activity or is observed to be well tolerated in a patient population should not be construed to mean that we have resolved all issues of safety and/or efficacy for our therapeutic candidate IXEMPRA® or our putative IXEMPRA®-DRP® companion diagnostic. Issues of safety and efficacy for any therapeutic candidate or companion diagnostic may only be determined by the U.S. FDA or other applicable regulatory authorities in jurisdictions outside the United States.

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

The nonclinical pharmacokinetic (PK) studies performed with ixabepilone were directed toward the preliminary assessment of the absorption, distribution, metabolism, and excretion of the drug. Ixabepilone was (a) orally bioavailable with bioavailability ranging from 8 to 40% in mice, rats, and dogs; (b) extensively distributed extravascularly; (c) moderately bound to serum protein; (d) extensively metabolized to many metabolites and the metabolite profile was similar among species including humans; I metabolized by CYP3A4/5; (f) cleared primarily via oxidative metabolism and then mostly excreted in the feces; (g) neither a CYP inhibitor nor a CYP inducer at clinically relevant concentrations.

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

Ixabepilone suppresses the dynamic instability of < ®-III microtubules and< ®-II microtubules. This is in contrast to paclitaxel which had no suppressive effect on the dynamic instability of < ®-III microtubules, but suppressed the dynamic instability of < ®-II microtubules. Thus, ixabepilone should be more effective than paclitaxel at inhibiting proper formation of the mitotic spindle and disrupting mitosis in tumor cells with high expression of ®-III tubulin. On this basis, ixabepilone is expected to be more active on tumors that are resistant to paclitaxel because of over expression of ®-III tubulin.

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

In a Pha½1/2 clinical trial (CA163031) evaluating ixabepilone in combination with capecitabine for the treatment of metastatic breast cancer (MBC), common toxicities included fatigue, nausea, hand-foot syndrome, and sensory neuropathy.

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

In a large, international Phase 3 clinical trial (CA16304612) in patients with taxane-resistant and anthracycline-pre-treated or resistant metastatic or locally advanced breast cancer, ixabepilone in combination with capecitabine resulted in a statistically significant improvement in progression-free survival (PFS) and response rate (RR) compared to capecitabine monotherapy, per the independent radiology review committee (IRRC). Another similar, large, multicenter, international randomized, Phase 3 clinical trial (CA16304813) compared ixabepilone in combination with capecitabine to capecitabine alone in patients with metastatic or locally advanced breast cancer previously treated with anthracyclines and taxanes. CA163048, in which OS was the primary endpoint, demonstrated statistically significant and clinically meaningful superiority in PFS and improved RR over capecitabine alone that translated into a modest improvement in overall survival (OS) favoring the combination which did not meet statistical significance. These studies were conducted in 29 countries, with more than 300 clinical investigators and over 1,200 treated patients. The studies included dozens of trial sites spread throughout European countries.

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

DRP®-Guided Phase 2 Clinical Trial

We are currently conducting a DRP®-guided, Phase 2, open label, single arm clinical trial — in Europe — to investigate the toleration and anti-cancer activity of IXEMPRA® as monotherapy in patients with metastatic or locally advanced breast cancer after failure of an anthracycline, a taxane, and capecitabine. This clinical trial, with an enrollment target of 60 IXEMPRA®-DRP®-selected patients, is being conducted at numerous sites in Europe, including Belgium, England, Finland, Poland and Germany. Patients are selected by using the putative IXEMPRA®-DRP® companion diagnostic at a cut-off score of sixty-seven percent (67%), and IXEMPRA® is administered at 40 mg/m2 infused intravenously over 3 hours every 3 weeks (in accordance with the U.S. label of the drug). Dose reduction is required in certain patients with elevated AST, ALT, or bilirubin. The trial was initiated in April 2021. Thus far, several DRP®-selected patients have been enrolled and dosed in the trial, despite delays resulting from the ongoing COVID-19 pandemic. The clinical trial’s goal is to provide a superior clinical benefit to DRP®-selected patients receiving IXEMPRA®, as compared to historical clinical data from breast cancer patients treated with IXEMPRA® but not selected with the putative DRP® companion diagnostic for the drug. Since the Phase 2 clinical trials currently are ongoing, data from these trials is not yet available to report. We have entered into a cost sharing arrangement with Smerud Medical Research International, our CRO for the Phase 2 clinical trial, where Smerud has agreed to accept a single digit share of any proceeds we generate from the commercialization or disposition of IXEMPRA® in exchange for the anticipated costs our CRO would incur in conducting the Phase 2 clinical trial up to an agreed upon maximum amount of costs incurred.

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

DRP® Companion Diagnostic for IXEMPRA®

We are developing IXEMPRA® together with its retrospectively validated DRP® companion diagnostic, which we believe enables us to select the patients most likely to respond to the drug in our clinical trials. Our Phase 2 clinical trial protocol, including use of the putative IXEMPRA®-DRP® companion diagnostic is in process of being approved by the regulatory agencies in the countries where we are conducting the clinical trial, and is already approved for use in clinical trials in Belgium, Finland, UK and Poland. The putative IXEMPRA-DRP® companion diagnostic, which comprises 198 expressed genes, was initially retrospectively validated using gene expression data from patient biopsies in the prior Phase 2 clinical trial of ixabepilone in neoadjuvant breast cancer setting that was conducted by BMS (NCT00455533). In retrospective analysis of this trial, patients selected with our putative IXEMPRA®-DRP® companion diagnostic was observed to have a 58 percent (58%) increase in complete remission when compared to randomly selected patients treated with ixabepilone.

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

Anti-tubulin agents first approved by FDA (*), EMA (**) or in other countries (***). ALL: acute lymphoblastic leukemia; CML: chronic myelogenous leukemia; NSCLC: non-small-cell lung carcinoma

According to the National Comprehensive Cancer Network (NCCN) guidelines for treatment of metastatic breast cancer, in the second line metastatic breast cancer (mBC) setting, for patients who are HER2 negative, ixabepilone in combination with capecitabine is a therapeutic option, along with other microtubule inhibitors, such as eribulin, cyclophosphamide, docetaxel, and epirubicin. The choice of a particular microtubule therapeutic is made by the treating oncologist, and the current lack of suitable companion diagnostics to guide therapy selection has hampered the introduction of personalized medicine to this patient group. Our current clinical program for ixabepilone in metastatic breast cancer is focused on a third-line monotherapy in patients selected with the IXEMPRA®-DRP® companion diagnostic.

Despite the success of microtubule inhibitors as a class in the treatment of cancer, the expanded use of these drugs has been limited by certain toxicities, that include neutropenia and neurotoxicity, and the development of tumor resistance to the drugs after long-term use. For example, among taxaIive patients, primary resistance to taxanes is a critical factor for disease progression. More than one-third of patients with metastatic breast cancer do not respond to first-line anthracyclines or taxanes. Taxane resistance rates of up to 55% in anthracycline-pre-treated patients and up to one-third in anthraIne-naive patients have been reported. Second-line, the same spectrum of outcomes can be expected.

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

The drug is also characterized by various toxic side effects including nausea, nephrotoxicity, cardiotoxicity, hepatotoxicity and neurotoxicity. Due to various side effects as well as drug resistance, other anti-cancer drugs that contain platinum such as carboplatin and oxaliplatin, among others, have been used in combination with cisplatin in chemotherapeutic treatment of cancer. In addition to the cytotoxic effects, cisplatin has immunosuppressive and radio-sensitizing properties. As used in this section of this report describing our therapeutic candidate LiPlaCis®, statements regarding the use of our proprietary DRP® companion diagnostics or our proprietary DRP® platform or our observations that our therapeutic candidate LiPlaCis® may have anti-cancer or anti-tumor activity or is observed to be well tolerated in a patient population should not be construed to mean that we have resolved all issues of safety and/or efficacy for our therapeutic candidate LiPlaCis® or our putative Cisplatin-DRP® companion diagnostic. Issues of safety and efficacy for any therapeutic candidate or companion diagnostic may only be determined by the U.S. FDA or other applicable regulatory authorities in jurisdictions outside the United States.

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

However, it has also been realized that the degradation of liposomes and release of the encapsulated drug(s) after the liposomes accumulate in the tumor are critical elements to the success of liposomal drug delivery. This is the case for hydrophilic drugs such as cisplatin, which do not readily diffuse across the liposomal membrane. Such hydrophilic drugs require that tumor-specific degradation of the liposomal carrier takes place before the drug can be released and exert its cytotoxic action on the cancer cells. In fact, the absence of a trigger mechanism in the tumor tissue was proposed as the explanation for the lack of anti-tumor activity in clinical trials using cisplatin containing Stealth® liposomes (SPI-077) (PEGylated liposomes). In these studies, a high level of cisplatin was found in the tumor tissue inside the liposomes, but it was not bioavailable.

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

Our putative Cisplatin-DRP® companion diagnostic was retrospectively validated in two non-small cell lung cancer (NSCLC) cohorts. Molecular prediction of adjuvant cisplatin anti-cancer activity in NSCLC showed a significant prediction at 3-year survival from surgery in univariate (HR = 0.138 (95% CI:0.035 – 0.537), p = 0.004) and multivariate analysis (HR = 0.14 (95% CI:0.030 – 0.6), p = 0.0081).

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

Liposomes are closed spherical vesicles, having an interior aqueous space entrapped by a bilayer lipid membrane. 2X-111 liposomes have doxorubicin encapsulated in the interior aqueous space of the liposomes and the bilayer membrane is constituted by 3 phospholipids. The use of liposomes as drug carriers has been limited due to the rapid clearance of these carriers from the blood stream by the reticuloendothelial system. The addition of polyethylenglycol (PEG) polymers to the surface of the liposomes leads to reduced clearance rates. As a result, the use of liposomes is now recognized as a promising strategy for tumor-targeted drug delivery. Due to the leaky tumor vasculature and the incomplete lymphatic drainage system of tumors, long circulatory liposomes may be preferentially trapped and therefore accumulate in cancer tissues. The preferential entrapment and accumulation of the liposomes in the cIncer tissue is also known as the enhanced permeability and retention effect (EPR-effect). As a consequence of the trapping of liposomes, significantly more drug substance is present at the site of the tumor compared to administration of plain drug products.

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

Glutathione is an endogenous tri-peptide with antioxidant-like properties in the brain and its active (sodium-dependent) transport receptor is highly expressed on the BBB. The unique 2X-111 glutathione-modified PEG-liposome enables transport of encapsulated drugs, such as doxorubicin past the BBB, enhancing the delivery of such drugs to the brain. As used in this section of this report describing our therapeutic candidate 2X-111, statements regarding the use of our proprietary DRP® companion diagnostics or our proprietary DRP® platform or our observations that our therapeutic candidate 2X-111 may have anti-cancer or anti-tumor activity or is observed to be well tolerated in a patient population should not be construed to mean that we have resolved all issues of safety and/or efficacy for our therapeutic candidate 2X-111® or our putative Doxorubicin-DRP® companion diagnostic. Issues of safety and efficacy for any therapeutic candidate or companion diagnostic may only be determined by the U.S. FDA or other applicable regulatory authorities in jurisdictions outside the United States.

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

84 patients were enrolled in this study, including 37 in the dose escalation phase and an additional 47 patients in the expansion safety cohorts. Only patients who meet all the inclusion and exclusion criteria were enrolled. Two populations were used to analyze the study data including:

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

Safety was assessed by means of physical examination, neurological examination (and a brain MRI if a neurological deficit was leading to WHO> 2), weight, vital signs, ECOG performance status, MMSE, HDS, laboratory evaluations (hematology, biochemistry and urinalysis and N-terminal Pro-Brain Natriuretic Peptide (NT-ProBNP) and cardiac Troponin T (cTnT)), electrocardiograms (ECG), LVEF (MUGA/ECHO)), and recording of concurrent illness/therapy and adverse events.

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

The FDA granted orphan drug designation for 2X-111 for the treatment of glioma on August 16, 2010 (FDA/103119). Additionally, on September 21, 2010, the orphan drug designation of 2X-111 for the treatment of glioma was approved by the EMA (EMA/OD/031/10).

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

DRP®-Guided Phase 2 Clinical Trial

Prior to July 23, 2021, and our sale of Irofulven to Lantern Pharma, Inc., we commenced a DRP®-guided Phase 2 clinical trial of Irofulven in androgen receptor (AR)-targeted and Docetaxel-Pre-treated Metastatic Castration-Resistant Prostate Cancer (mCRPC) patients using our putative Irofulven-DRP® companion diagnostic to select and treat patients most likely to respond to the drug (study SMR-365). This trial was not completed and was an open-label, non-randomized, multi-center study in patients with docetaxel and AR-targeted therapy pre-treated mCRPC. Up to 27 mCRPC patients with predicted high probability of response to Irofulven (as determined by the Irofulven-DRP® companion diagnostic) were included. A high likelihood of Irofulven response was defined as a patient having an Irofulven-DRP® score of >80%. This study was suspended in 2019 when we internally deprioritized Irofulven. We had previously developed and patented a putative DRP® companion diagnostic specific for Irofulven, which we believe enables us to identify and treat the patients most likely to respond to this therapeutic candidate although we have not yet filed a PMA with the FDA for this companion diagnostic. To devote more of our development resources to our priority therapeutic candidates, on July 23, 2021, we terminated our drug development agreement for Irofulven and sold our inventory of Irofulven active pharmaceutical ingredients, (“API”), our clinical data and records (“Data”), and our know-how relating to Irofulven to Lantern Pharma, and granted a non-exclusive license to use our putative DRP® companion diagnostic specific for Irofulven. Although we may be entitled to future milestone payments and royalties if Lantern Pharma advances the development of Irofulven with or without our putative DRP® companion diagnostic specific for Irofulven, we will no longer devote any of our development resources to advance this therapeutic candidate.

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

Intellectual Property

Our commercial success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other major oncology markets and countries for our investigational products and our DRP® companion diagnostics, to operate without being subject to the enforcement of third-party patents and proprietary rights, and to prevent others from infringing on our proprietary or intellectual property rights. We seek to protect our proprietary position by (1) filing, in the U.S. and certain other regions/countries (include the EU), patent applications intended to cover our DRP® companion diagnostics and their use with a particular therapeutic to guide patient therapy decision making, and maintaining any DRP® pending patent applications and issued patents in our major markets; (2) maintaining and advancing, and where possible expanding, existing patents and patent applications covering the composition-of-matter of our investigational products, their methods of use and related discoveries, their formulations and methods of manufacture, and related technologies, inventions and improvements that may be commercially important to our business; and (3) filing, in the U.S. and certain other regions/countries, new patent applications on novel therapeutic uses of our investigational products, alone or together with their DRP® companion diagnostics. We may also rely on trade secrets and know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, and which are difficult to reverse engineer. We also intend to take advantage of regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available.

We have investigational products, and putative DRP® companion diagnostics, for a number of therapeutic targets, although none of our companion diagnostics have yet received FDA or other regulatory agency approval. As of the date of this report, our Company-owned patent portfolio consists of:

●	17 DRP® companion diagnostics patents granted covering 70 different cancer drugs, including 8 issued patents in the U.S. and 4 issued patents in the EU. Our issued patents cover, among others, DRP® companion diagnostics for Dovitinib, LiPlaCis®, 2X-111, and Irofulven. Our issued patent portfolio includes patents granted in the U.S., EU, China, Japan, Canada, and Australia.

●	27 DRP® companion diagnostics patent applications pending covering 2 additional drugs, including pending applications in the U.S., EU, China, Japan, Canada, India, Brazil and Australia. Our pending patent applications cover, among others, DRP® companion diagnostics for IXEMPRA® and for Stenoparib.

●	Over 50 granted patents and pending patent applications, for composition-of-matter, methods of use, formulation, and methods of manufacturing, for many of our pipeline assets, including Dovitinib, Stenoparib, and 2X-111. These granted patents and applications generally cover the U.S. and EU, as well as numerous additional major world cancer therapeutics markets; although existing and remaining patent/application coverage varies from drug program to drug program. In some instances, we own and control such pre-existing patent/application portfolios (such as for Dovitinib) and in some instances the original drug owner/licensor owns and controls such pre-existing patent/application portfolios (such as for Stenoparib).

●	1 U.S. patent application pending covering novel anti-viral uses of Stenoparib as a therapeutic for treatment of COVID-19 infection.

●	The term of any patents that issue from our company-owned (or in-licensed) U.S. and foreign patent applications will vary in accordance with the laws of each jurisdiction and available patent term extension but is typically 20 years from the earliest priority application filing date. Expiration dates for certain patents covering our portfolio assets ranges between 2028 and 2032. Expiration dates for the DRP® companion diagnostic patents that cover our current pipeline programs will typically expire between 2030 and 2040. Any patents that may issue in the future from our company-owned (or in-licensed) pending patent applications are projected to expire between 2031 and 2041, unless extended or otherwise adjusted. Generally, the older and more developed the drug program the earlier the patent portfolio on the product will expire. For example, remaining patent portfolio term for dovitinib is less than remaining patent term for stenoparib. Such product patent portfolio expiration is independent from continuing patent coverage provided by DRP® companion diagnostics for each product.

●	In countries or regions, such as the U.S. and EU, where regulatory approval of a companion diagnostic together with its drug, on the label, is available, approved DRP® companion diagnostics will substantially extend patent protection well after the core product patents (e.g. composition-of-matter) have expired.

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

DOVITINIB

Our dovitinib patent portfolio, which includes U.S. and foreign patents and patent applications, is positioned to protect aspects of our business in the United States and in key foreign jurisdictions. The following is a brief summary of the dovitinib patent portfolio, which includes in-licensed patent families, as well as patent families owned by us.

In-licensed patents:

●	Patents granted in the United States (US 9,545,402), Australia (AU 2011273519), Canada (CA 2,801,826), China (CN 106943355), Europe (EP 2588086), and Japan (JP 2013-517282) from national stage applications of Patent Cooperation Treaty Application No. PCT/EP2011/060949, protect pharmaceutical dovitinib compositions and methods for producing pharmaceutical compositions containing dovitinib. The patents are scheduled to expire beginning in 2031.

●	Patents granted in the United States (US 8,741,903), Europe (EP 2558095), and Australia (AU 2011239999) from national stage applications of Patent Cooperation Treaty Application No. PCT/EP2011/055906, protect methods of treating hepatocellular carcinoma or liver cancer with dovitinib. The patents are scheduled to expire beginning in 2031.

Owned patents:

●	We have patent rights covering the use of the DRP® technology in conjunction with dovitinib in the United States (US 10,835,531). Patent rights outside the U.S. are being pursued in key foreign jurisdictions, including Australia, Canada, China, Europe, India, and Japan as national stage applications of Patent Cooperation Treaty Application No. PCT/EP2020/066724 filed in November 2021. This portfolio is scheduled to expire in 2040.

STENOPARIB

Our stenoparib patent portfolio, which includes U.S. and foreign patents and patent applications, is positioned to protect aspects of our business in the United States and in key foreign jurisdictions. The following is a brief summary of the stenoparib patent portfolio, which includes patent families in-licensed from Eisai, as well as patent applications owned by Allarity.

In-licensed patents:

●	Patents granted from national stage applications of Patent Cooperation Treaty Application No. PCT/US2008/078606 that are in-licensed from Eisai include composition of matter claims directed to genera and species encompassing stenoparib. Patents have issued in the United States (US 8,236,802 and US 8,894,989) and in key foreign jurisdictions including, e.g., Europe (EP 2209375), Canada (CA 2,700,903), China (CN 102083314B), Japan (JP 5439380), and South Korea (KR 10-1596526). The patents are scheduled to expire in 2028.

Owned patents:

●	We are pursuing patent protection for the use of our DRP® technology in conjunction with stenoparib via national stage applications of Patent Cooperation Treaty Application No. PCT/EP2019/062508 filed in the United States, Australia, Canada, China, Europe, India, and Japan. This portfolio is scheduled to expire in 2039.

IXABEPILONE

Our ixabepilone patent portfolio, which is owned by us, is based on protecting our DRP® technology in the United States and in key foreign jurisdictions. We have filed national stage applications of Patent Cooperation Treaty Application No. PCT/EP2021/052132, which seeks to cover the use of the DRP® technology in conjunction with ixabepilone, in the United States and in key foreign jurisdictions, including Australia, Canada, China, Europe, India, and Japan starting in July 2022. This portfolio is scheduled to expire in 2041. We do not own or control any patents relating to ixabepilone itself in the EU market, where such patents have previously expired.

2X-111

Our 2X-111 patent portfolio, which includes U.S. and foreign patents and patent applications, is positioned to protect aspects of our business in the United States and in key foreign jurisdictions. The following is a brief summary of the 2X-111 patent portfolio, which includes patent families in-licensed from 2BBB Medicines, B.V., as well as patent and patent applications owned by Allarity.

In-licensed patents:

Our 2X-111 patent portfolio includes the following patent families in-licensed from 2BBB Medicines, B.V.: (1) drug conjugates, which patents are issued and in force until March 2028; (2) liposomal delivery system, which patents are issued and in force until December 2025; and modified drug delivery system, which patents are issued and in force until February 2030. Generally, the issued patents of each patent family cover most of the European Union countries, including, among others, Germany, Spain, United Kingdom, Italy, France, and Turkey. Patents within family (3) have also been granted in Australia, Canada, China, Japan and New Zealand.

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

The patent positions for biotechnology and pharmaceutical companies like us are generally uncertain and can involve complex legal, scientific and factual issues. Changes in either the patent laws or their interpretation in the U.S. and other countries may diminish our ability to protect our investigational products and/or DRP® companion diagnostics and enforce the patent rights that we own or to which we have exclusive rights, and could affect the value of such intellectual property and the business. See section entitled “Risk Factors - Risks Related to Our Intellectual Property” for list of risks related to our intellectual property.

License Agreement with Novartis Pharma for Dovitinib

On April 6, 2018, Allarity Therapeutics Europe ApS (“Allarity Europe”), our wholly owned subsidiary, in-licensed the exclusive worldwide rights to all therapeutic and/or diagnostic uses related to cancer in humans for dovitinib from Novartis Pharma AG (“Novartis”) pursuant to a license agreement. Upon execution of the agreement, Allarity Europe paid Novartis a one-time, non-refundable, non-creditable upfront payment of $1 million. Pursuant to the agreement, we are solely responsible for the development of dovitinib during the term of the agreement. The agreement also contemplated that a convertible promissory note in the amount of $1 million would also be issued to Novartis by one of our subsidiaries but was unenforceable due to the operation of the liability limitation provisions of the license agreement. As part of current discussions with Novartis over the possible restructuring of the milestone payments described below, the parties entered into an amendment to the license agreement on April 12, 2022, to be effective as of March 30, 2022, to exclude the convertible promissory note from the liability limitation provisions of the license agreement and, subject to the parties execution of the amendment to the license agreement, our subsidiary executed an enforceable convertible promissory note in the principal amount of $1 million with a maturity date of April 6, 2025 (the “Novartis Promissory Note”). The Novartis Promissory Note will bear interest at the rate of 5% per annum commencing on April 6, 2018, which shall be paid, together with the principal amount, on the maturity date. The Novartis Promissory Note was issued by Allarity Therapeutics Denmark ApS (“Allarity Denmark”), a wholly owned special purpose vehicle of our subsidiary Allarity Europe, the licensee under the license agreement. In the event that there is a change of control, as defined under the Novartis Promissory Note, of Allarity Europe, Novartis would be entitled to a payment equal to 5% of the first $30 million we receive in connection with the change of control and up to 3% of any amounts we receive in excess of $30 million in connection with the change of control. In addition, in the event Allarity Denmark undertakes an initial public offering (“IPO”) resulting in its shares being listed on an internationally recognized securities exchange, then Novartis would have a one-time right to convert all amounts owed under the Novartis Promissory Note into 3% of Allarity Denmark outstanding equity securities immediately before the IPO.

Development Milestone Payments

Pursuant to the agreement, as amended on September 27, 2022, Allarity Europe has agreed to make milestone payments to Novartis in connection with the development of dovitinib by us or our affiliates, or by a third-party (a “Program Acquirer”) that assumes control of the dovitinib development program from us corresponding to: (i) upon enrollment of half of the patients required in a Phase 2 clinical trials in certain countries in accordance with agreed upon protocols; (ii) upon dosing of the first patient in the first Phase 3 clinical trial; (iii) upon submission of the first NDA with the FDA; (iv) submission of a first application or submission for approval to market a pharmaceutical product (“MAA”) to the EMA or any other Regulatory Authority in certain countries; (v) upon receipt of the first authorization by the FDA to market and sell a licensed product; and (vi) upon receipt of a first MAA (including a respective pricing and reimbursement approval) for a licensed product in one or more specified European countries. If all milestones have been achieved, we may be obligated to pay Novartis up to a maximum of $26.5 million. As of December 31, 2021, prior to the September 27, 2022, amendment, we accrued a $5 million royalty payment due to Novartis as a current liability relating to the submission of our NDA to the FDA for the treatment of mRCC. The September 27, 2022, amendment restructured the payment terms of this milestone payment into an installment plan with the final installment due in 2023, allowing us more time to make the milestone payment in exchange for a $500,000 increase in the amount of the milestone payment. In the event that we complete a Financing Transaction, as defined in the amendment, the installment payments would be accelerated.

Royalty Payments

In addition to the milestone payments described above, Allarity Europe has agreed to pay Novartis royalties based on annual incremental sales of product derived from dovitinib in an amount between 5% and 10% of annual sales of between $0 and $250 million, between 6% and 13% of annual sales between $250 million and $500 million, between 7% and 13% of annual sales between $500 million and $750 million, and between 13% and 15% of annual sales in excess of $750 million.

Allarity Europe is are obligated to pay royalties under the agreement on a country-by-country and product-by-product basis for a period that commences with the first commercial sale of a product until the later of (i) the expiration of the last to expire valid claim of any licensed patent covering such licensed product in such country; or, (ii) the expiration of regulatory-based exclusivity for such licensed product in such country or (iii) the 10 year anniversary of the date of first commercial sale of such licensed product in such country. However, the agreement may be sooner terminated without cause by Allarity Europe upon 120 days prior written notice, or upon written notice of a material breach of the agreement by Novartis that is not cured within 30 days. Novartis also has the right to terminate the agreement upon written notice of a material breach of the agreement by us that is not cured within 30 days or if we file for bankruptcy.

License Agreement with Eisai for Stenoparib

On July 6, 2017, we in-licensed the exclusive worldwide rights to all preventative, therapeutic and/or diagnostic uses related to cancer in humans and by amendment to the agreement on December 11, 2020, viral infections in humans (including, but not limited to, coronavirus vaccines and other treatments) for stenoparib from Eisai Inc. (“Eisai”) pursuant to a license agreement. Upon the execution of the agreement in 2017, we paid Eisai a one-time, non-refundable, and non-creditable payment of $1 million. Pursuant to the license agreement, we are solely responsible for the development of stenoparib during the term of the agreement. The agreement also provides for a joint development committee consisting of six members, three appointed by us and three appointed by Eisai. One of our members of the joint development committee is designated chair of the committee and has the power to break any deadlock in decisions by the committee that must be made by a majority vote with each representative having one vote. The purpose of the committee is to implement and oversee development activities for stenoparib pursuant to the clinical development plan and serve as a forum for exchanging data, information, and development strategy.

Development Milestone Payments

Pursuant to the agreement, we have agreed to make milestone payments to Eisai in connection with the development of stenoparib by us or our affiliates, or by a third-party (a “Program Acquirer”) that assumes control of the stenoparib development program from us corresponding to: (i) successful completion of a Phase 2 clinical trial; (ii) dosing of the first patient in the first Phase 3 clinical trial; (iii) submission of the first NDA with the FDA; (iv) submission of an MAA to the EMA; (v) submission of an NDA to the Ministry of Health Labor and Welfare of Japan, or the Pharmaceuticals and Medical Devices Agency of Japan, or any successor thereto (the “MHLW”); (vi) receipt of authorization by the FDA to market and sell a licensed product; (vii) receipt of approval of an MAA by the EMA for a licensed pro)uct; and (viii) receipt of approval by the MHLW in Japan for a licensed product. If all milestones have been achieved, we may be obligated to pay Eisai up to a maximum of $94 million. In addition, we have agreed to pay Eisai a one-time sales milestone payment in the amount of $50 million the first time our annual sales of licensed product are $1 billion or more.

Royalty Payments

In addition to the milestone payments described above, we have agreed to pay Eisai royalties based on annual incremental sales of product derived from stenoparib in an amount between 5% and 10% of annual sales of between $0 and $100 million, between 6% and 10% of annual sales between $100 million and $250 million, between 7% and 11% of annual sales between $250 million and $500 million, and between 11% and 15% of annual sales in excess of $500 million.

We are obligated to pay royalties under the agreement on a country-by-country and product-by-product basis for a period that commences with the first commercial sale of a product until the later of (i) the expiration of the last to expire valid claim of any licensed patent covering such licensed product in such country; or, (ii) the expiration of regulatory-based exclusivity for such licensed product in such country or (iii) the 15 year anniversary of the date of first commercial sale of such licensed product in such country. However, the agreement may be sooner terminated without cause by us upon 120 days prior written notice, or upon written notice of a material breach of the agreement by Eisai that is not cured within 90 days (30 days for a payment default). Eisai also has the right to terminate the agreement upon written notice of a material breach of the agreement by us that is not cured within 90 days (30 days for a payment default) or if we file for bankruptcy. By an amendment effective as of August 3, 2021, and executed by Eisai on August 23, 2021, Eisai also had the right to terminate the agreement if we did not complete a Phase 2 clinical trial before December 31, 2022, unless we elected to pay a $1 million extension payment (“Extension Payment”). Notwithstanding the foregoing, in the event we failed to enroll and dose at least 30 patients with the first dose of cancer drug in the ongoing Phase 2 Ovarian Cancer Clinical Trial by July 1, 2022, then the Extension Payment would have become due and payable in full on July 30, 2022. By a further amendment effective July 12, 2022, and executed by Eisai on August 17, 2022, in exchange for a payment of $100,000 on or before August 27, 2022, and a further $900,000 payment on or before April 1, 2023, which will constitute the payment of the Extension Payment, we will have until April 1, 2024, to complete a Phase 1b or Phase 2 Clinical Trial. We have paid the initial $100,000 of the Extension Payment and have until April 1, 2023, to pay the remaining $900,000. Consequently, if we fail to pay the remaining $900,000 of the Extension Payment on or before April 1, 2023, or if we fail to achieve successful completion of a Phase 1b or Phase 2 Clinical Trial prior to April 1, 2024, then Eisai may terminate the agreement in its sole discretion pursuant to the terms of the amendment.

Option to Reacquire Rights to Stenoparib

For the period of time commencing with enrollment of the first five patients in a Phase 2 clinical trial pursuant to the clinical development plan and ending 90 days following successful completion of such Phase 2 clinical trial, Eisai has the option to reacquire our licensed rights to develop stenoparib for a purchase price equal to the fair market value of our rights, giving effect to the stage of development of stenoparib that we have completed under the agreement. We commenced a Phase 2 clinical trial in April 2019 and as of the date of this report, Eisai has not indicated an intention to exercise its repurchase option.

Sub-License Agreements with OncoHeroes Biosciences for Dovitinib & Stenoparib

On January 2, 2022, we sub-licensed the exclusive worldwide rights to any and all pediatric cancer development and commercialization of dovitinib and stenoparib to OncoHeroes Biosciences, Inc. Upon the execution of the agreements, OncoHeroes paid us a one-time, non-refundable, and non-creditable payment of $350,000. Pursuant to the license agreements, OncoHeroes is solely responsible for the pediatric cancer development of stenoparib and dovitinib, together with their respective DRP® companion diagnostics, during the term of the agreements. The agreements also provide for a joint development committee consisting of five members, three appointed by OncoHeroes and two appointed by us. The purpose of the committee is to implement and oversee pediatric cancer development activities for stenoparib and dovitinib pursuant to the clinical development plan and serve as a forum for exchanging data, information, and development strategy. Under the agreements, Allarity will provide, at its own cost, DRP® companion diagnostic support for any pediatric clinical trials that OncoHeroes conducts in Europe; for any U.S. pediatric clinical trials, Allarity will facilitate DRP® companion diagnostic support through its U.S. CLIA lab partner, Almac, at OncoHeroes’ cost. Further, under the Agreements, Allarity shall supply finished stenoparib and dovitinib to OncoHeroes at our cost of goods (to manufacture or have manufactured the drugs). In certain events where Allarity is unwilling or unable to supply sufficient amounts of the drugs, OncoHeroes can obtain manufacturing rights from Allarity.

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

Royalty Payments

In addition to the milestone payments described above, OncoHeroes has agreed to pay us royalties based on annual incremental sales of any product derived from stenoparib and/or dovitinib in an amount between 5% and 8% of annual sales of between $0 and $100 million, between 9% and 11% of annual sales between $100 million and $200 million, and between 11% and 14% of annual sales above $200 million.

OncoHeroes is obligated to pay us royalties under the agreements on a country-by-country and product-by-product basis for a period that commences with the first commercial sale of a product until the later of (i) the expiration of the last to expire valid claim of any licensed patent covering such licensed product in such country; or, (ii) the 10 year anniversary of the date of first commercial sale of dovitinib in such country and the 15 year anniversary of the date of first commercial sale of stenoparib in such country. However, the agreements may be sooner terminated upon written notice of Allarity of a material breach of the agreements by OncoHeroes that is not cured within 60 days. After the first anniversary of each agreement, OncoHeroes also has the right to terminate the agreements, at will, upon written notice to Allarity (i) 90 days in advance if prior to first commercial sale of license product or (ii) 180 days in advance if after first commercial sale of licensed product.

Option to Reacquire Rights

Under the terms of the agreements, Allarity has a first buy back option for licensed pediatric cancer field rights for each of stenoparib and dovitinib triggered by the first to occur of (i) written notice from Allarity to OncoHeroes that it has received an offer from a pharmaceutical company with at least $250 million of net sales (based upon its most recently-completed calendar year financial performance) that wishes to acquire global commercialization rights to the product in the licensed field (pediatric cancers) and retained field (all other cancers); or (ii) completion of the receipt of the first MAA (including an NDA) approval for a product in any country in the licensed territory (worldwide) in the licensed field; and (b) ending 120 days after the occurrence of the matters set forth in clause (i) and (ii) above, as applicable. Allarity may exercise its buy back option by submitting a written offer prior to the expiration of the option period outlined above. Upon the timely exercise by Allarity of its option: (i) any development milestone payments due from OncoHeroes to Allarity shall be cancelled, and (ii) the parties shall enter into exclusive good faith negotiations regarding a fair market value (“FMV”) payment to OncoHeroes which will take into account the value generated by OncoHeroes to the product, and may include a one-off payment to OncoHeroes and royalties on future net sales for the product, or a one-time upfront payment, or such other FMV as the parties shall negotiate in good faith.

Development, Option and License Agreement with R-Pharm for IXEMPRA®

On March 1, 2019, we entered into an option to in-license the rights to any and all therapeutic and/or diagnostic uses in humans for IXEMPRA® in the European Union (including Great Britain but excluding Switzerland and Lichtenstein) (the “Territory”) from R-Pharm U.S. Operating, LLC (“R-Pharm”), pursuant to a Development, Option and License Agreement (the “Option”). Upon the execution of the agreement, we paid R-Pharm a non-refundable, non-creditable option payment of $100,000 and agreed to an anniversary payment of $250,000 on or before March 1, 2020, which we have paid. Upon exercise of the option by us, we have agreed to pay R-Pharm an exercise payment of $250,000. By an amendment to the agreement effective August 4, 2022, the term of the option will expire on September 1, 2023, if not exercised by us before then. As a condition to the exercise of the Option, we are required to offer R-Pharm a right to re-acquire the licensed rights from us on terms to be mutually agreed upon, including the payment to us of the fair market value of the licensed rights. Pursuant to the Option, we are solely responsible for the development of IXEMPRA® during the term of the Option within the Territory. The agreement also provides for a joint development committee consisting of four members, two appointed by us and two appointed by R-Pharm. Decisions by the committee that must be made by a unanimous consent of the parties, with us having the tie breaking vote on matters involving our DRP Biomarker, patient selection in the mBC clinical trial and the commercialization plan and R-Pharm having the tie breaking vote on all other matters. The purpose of the committee is to implement and oversee development activities for IXEMPRA® pursuant to the clinical development plan, serves as a forum for exchanging data, information, and development strategy.

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

Royalty Payments

In addition to the milestone payments described above, once we have exercised the Option, we have agreed to pay R-Pharm royalties based on annual incremental sales of product derived from IXEMPRA® in an amount between 5% and 8% of annual sales of between $0 and $30 million, and between 8% and 12% of annual sales over $30 million.

After the Option is exercised, we would be obligated to pay royalties under the agreement on a country-by-country and product-by-product basis for a period that commences with the first commercial sale of a product until the later of (i) the expiration of the last to expire valid claim of any licensed patent covering such licensed product in such country; or, (ii) the expiration of regulatory-based exclusivity for such licensed product in such country or (iii) the seven year anniversary of the date of first commercial sale of such licensed product in such country. However, the agreement may be sooner terminated without cause by us upon 90 days prior written notice, or upon written notice of a material breach of the agreement by R-Pharm that is not cured within 90 days (30 days for a payment default). R-Pharm also has the right to terminate the agreement upon written notice of a material breach of the agreement by us that is not cured within 90 days (30 days for a payment default) or if we file for bankruptcy.

Drug License and Development Agreement for Irofulven

From May 2015 until July 23, 2021, we in-licensed various rights to Irofulven from Lantern Pharma, Inc. pursuant to a drug license and development agreement.

Pursuant to the agreement, we were responsible for the development of Irofulven pursuant to a defined clinical development plan. The agreement also provides for a joint development committee, including representatives from Lantern Pharma and us, to regularly discuss, plan and inform the development of products under the agreement. In 2018, we commenced a DRP®-guided Phase 2 clinical trial of Irofulven in androgen receptor (AR)-targeted and Docetaxel-Pre-treated Metastatic Castration-Resistant Prostate Cancer (mCRPC) patients using our putative Irofulven-DRP® companion diagnostic to select and treat patients most likely to respond to the drug (study SMR-365). This trial was not completed and was an open-label, non-randomized, multi-center study in patients with docetaxel and AR-targeted therapy pre-treated mCRPC. Up to 27 mCRPC patients with predicted high probability of response to Irofulven (as determined by the Irofulven-DRP® companion diagnostic) were included. A high likelihood of Irofulven response was defined as a patient having an Irofulven-DRP® score of >80%. This study was suspended in 2019, when we deprioritized Irofulven as a therapeutic candidate in order to devote more of our development resources to our priority therapeutic candidates, and on July 23, 2021, we terminated our drug development agreement for Irofulven and sold our inventory of API, our clinical data and records, and our manufacturing know-how relating to Irofulven to Lantern Pharma, and granted a non-exclusive license to Lantern Pharma to use our putative DRP® companion diagnostic specific for Irofulven. Although we may be entitled to future milestone payments and royalties if Lantern Pharma advances the development of Irofulven with or without our putative DRP® companion diagnostic specific for Irofulven, we will no longer devote any of our development resources to advance this therapeutic candidate.

Asset Purchase Agreement between Allarity Therapeutics A/S and Lantern Pharma, Inc. for Irofulven

On July 23, 2021, we entered into an Asset Purchase Agreement with Lantern Pharma, Inc. relating to our inventory of Irofulven active pharmaceutical ingredients (“API”), our clinical research data relating to Irofulven developed by us during the drug development program under the May 2015 Drug License and Development Agreement for Irofulven (the “Data”) and terminated our obligation to further advance the development of Irofulven under the May 2015 agreement. Under the Asset Purchase Agreement, Lantern Pharma agreed to pay us $1 million on closing of the transaction, and additional amounts (i) when the inventory of Irofulven API is recertified with a longer shelf life; (ii) upon the initiation of treatment of the first patient in an investigator-led “compassionate use” ERCC2/3 mutation subgroup study using Irofulven in certain agreed upon investigators; (iii) upon the first to occur of (x) initiation of treatment of the first patient within an agreed upon time period after the closing of the transaction in any human clinical trial of Irofulven initiated by Lantern Pharma for regulatory purposes, and (y) initiation of treatment of the 26th patient in any human clinical trial of Irofulven after the closing of the transaction initiated by Lantern Pharma or under the investigator-led study; and (iv) upon the initiation of treatment of the second patient within an agreed upon time period after the closing of the transaction in any human clinical trial of Irofulven initiated by Lantern Pharma. In addition to the sale of our inventory of Irofulven API and Data to Lantern Pharma, we also granted Lantern Pharma a non-exclusive, worldwide license to use our putative Irofulven DRP® companion diagnostic to advance the development and commercialization of Irofulven and other Illudins (sesquiterpenes with anti-tumor properties produced by some mushrooms). We have also agreed not to engage in any drug development program for Illudins or any of its analogues or any use thereof for a period of five years.

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

Royalty Payments

In addition to the milestone payments described above, Lantern Pharma has agreed to pay us royalties based on annual incremental net sales of product derived from Irofulven, on a country by country basis, in an amount between 2%) and 7% of annual sales of between $0 and $50 million, between 3% and 8% of annual sales between $50 million and $150 million, between 4% and 9% of annual sales between $150 million and $300 million, and between 5% and 10% of annual sales in excess of $300 million.

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

Development and Sales Milestone Payments

Pursuant to the agreement, we have agreed to make milestone payments to 2-BBB in connection with the development of 2X-111 by us or our affiliates, or by a third-party (a “Program Acquirer”) that assumes control of the 2X-111 development program from us corresponding to: (i) enrollment of the first ten patients required in a Phase 2 clinical trial; (ii) the successful completion of a Phase 2 clinical trial; (iii) dosing of the first patient in the first Phase 3 clinical trial; (iv) submission of the first NDA with the FDA; (v) submission of an MAA to the EMA in the European Union; (vi) submission of an NDA in the first of either China or India; (vii) receipt of the first authorization by the FDA to market and sell a licensed product; (viii) receipt of a MAA for a licensed product in the European Union; and (ix) receipt of regulatory approval in the first of either China or India. If all development milestones have been achieved, we may be obligated to pay 2-BBB up to a maximum of $27.75 million which could increase to $55.5 million if 2-BBB successfully expands the field of our license agreement to include all preventative, therapeutic and/or diagnostic uses related to cancer in humans. In addition to the development milestones described above, we have agreed to make a mid-level seven figure one-time payment upon our sales of a licensed product reaching $500 million annually and a low eight figure payment upon the first and second time our sales of a licensed product reaches $1 billion annually. If all sales milestones have been achieved, we would be obligated to pay 2-BBB up to a maximum of $22.5 million which could increase to $45 million if 2-BBB successfully expands the field of our license agreement to include all preventative, therapeutic and/or diagnostic uses related to cancer in humans.

Royalty Payments

In addition to the milestone payments described above, we have agreed to pay 2-BBB royalties based on annual incremental sales of product derived from 2X-111 in an amount between 5% and 10% of annual sales of between $0 and $100 million, between 6% and 13% of annual sales between $100 million and $250 million, and between 7% and 13% of annual sales in excess of $250 million. We are obligated to pay royalties under the agreement on a product-by-product and country-by-country basis, from the period of time commencing on the first commercial sale of any product in such country and expiring upon the latest of (a) the expiration of the last valid claim of a patent within (i) the 2-BBB intellectual property and/or (ii) the joint intellectual property in such country (if, but only if, such joint intellectual property arose from activities under the clinical development plan), or (b) the 10th anniversary of the date of first commercial sale of such product in such country. However, the agreement may be sooner terminated without cause by us upon 120 days prior written notice, or upon written notice of a material breach of the agreement by 2-BBB that is not cured within 90 days. 2-BBB also has the right to terminate the agreement upon written notice of a material breach of the agreement by us that is not cured within 90 days (30 days for a payment default) or if we file for bankruptcy. 2-BBB also has the right to terminate the agreement in the event we challenge a 2-BBB patent and we have the right to terminate the agreement upon 30 days’ notice for specified safety reason.

Out-License Agreement with SMERUD

In June of 2020, we out-licensed our secondary LiPlaCis® and 2X-111 programs to Smerud Medical Research International, our long-time CRO partner in Europe, for further Phase 2 clinical development of each program together with its DRP® companion diagnostic. On March 28, 2022, we restructured our LiPlaCis® license agreements with Smerud and original drug owner LiPlasome Pharma ApS, in a way that will enable Smerud to step into the shoes of Allarity and assume full control of this program for further development in a Smerud affiliated subsidiary, Chosa ApS, and to secure additional investment funding and collaborative development of the program through the affiliate. Pursuant to the terms of the Support Agreement (as described below in the section titled “LiPlaCis Support Agreement with Smerud, Chosa and LiPlasome”) and in connection with the termination of our exclusive licensee rights to LiPlaCis® under the Amended License Agreement (as described below in the section titled “Amended and Restated License Agreement with LiPlasome Pharma ApS for LiPlaCis®”), we agreed to terminate our out-license agreement with SMERUD. However, notwithstanding the termination of the out-license agreement, we are currently engaged in discussions with Smerud in connection with the further development of 2X-111.

Amended and Restated License Agreement with LiPlasome Pharma ApS for LiPlaCis®

In January 2021, we entered into an Amended and Restated License Agreement with LiPlasome Pharma ApS (“LiPlasome”) for the perpetual, exclusive, world-wide rights to develop, use and market LiPlaCis® for any indication which superseded all prior license and development agreements between us and LiPlasome (the “Original License Agreement”). On March 28, 2022, we entered into an amended and restated license agreement which assigned, amended and restated the Original License Agreement, pursuant to which the parties agreed to replace Allarity Europe with Chosa, an affiliate of Smerud, as exclusive licensee to further advance clinical development and commercialization of LiPlaCis® (the “Amended License Agreement”). Under the Amended License Agreement, Chosa replaced Allarity Europe as the exclusive licensee to the LiPlaCis® technology. In addition, Allarity Europe also granted Chosa an exclusive, royalty-free, transferable and sublicensable license for (i) its DRP® Companion Diagnostics that are specific for Cisplatin or LiPlaCis® for the research and development of LiPlaCis® products, and (ii) the use of any and all know-how and intellectual property rights owned by Allarity Europe for Chosa’s use of our DRP® Companion Diagnostics that are specific for Cisplatin or LiPlaCis® for the development and commercialization of LiPlaCis® products, as contemplated in the Amended License Agreement.

Development Milestone Payments

Pursuant to the Amended License Agreement, Allarity Europe is entitled to receive certain milestone payments from Chosa relating to the development and commercialization of LiPlaCis® upon the occurrence of the following events, which milestone payments are to be shared with LiPlasome: (i) receipt of first regulatory approval of a product in the United States, (ii) receipt of first regulatory approval of a product in any country in Europe, including on a centralized filing basis by the EMA, (iii) the first achievement on a cumulative basis of net sales of a product in the United States, and (iv) the first achievement on a cumulative basis of net sales of a product in any country in Europe. Each milestone payment is payable one time only, regardless of the number of times the corresponding milestone event is achieved by a product and regardless of the number of products to achieve such milestone event. If all milestones are achieved, then we would be entitled to receive up to $3.5 million in milestone payments under the Amended License Agreement.

As a result of the Amended License Agreement, we no longer have any rights to use or commercialize LiPlaCis® and are only entitled to receive the milestone payments upon the achievement of the respective milestones.

LiPlaCis Support Agreement with Smerud, Chosa and LiPlasome

On March 28, 2022, and concurrent with the entry into the Amended License Agreement, we entered into the LiPlaCis Support Agreement with Allarity Europe, Smerud, Chosa and LiPlasome (the “Support Agreement”). Pursuant to the terms of the Support Agreement, we agreed (i) to pay to LiPlasome a certain percentage of the Commercialization Proceeds (as defined under the Original License Agreement) we received from Smerud by way of debt cancellation relating to prior work on LiPlaCis® by Smerud, which obligation was to be satisfied by the payment of 2,273,020 Danish Kroner to LiPlasome upon execution of the Support Agreement, (ii) to equally share the milestone payments under the terms of the Amended License Agreement, pursuant to which it was contemplated that upon the achievement of all the milestones, our pro rata share of the milestone payments would be up to $3.5 million, (iii) to amend and restate the Original License Agreement, and (iv) to terminate the Out-License Agreement with SMERUD as contemplated by the parties pursuant to the terms of the Support Agreement.

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

Other U.S. Regulatory Matters

Pharmaceutical manufacturers are subject to various healthcare laws, regulation, and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Our conduct, including those of our employees, as well as our business operations and relationships with third parties, including current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market, and distribute any products for which we obtain marketing approval. The applicable federal, state, and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

●	The federal Anti-Kickback Statute, which makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Moreover, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

●	The federal false claims, including the civil False Claims Act that can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties law prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government.

●	HIPAA prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters.

●	HIPAA, as amended by HITECH, and their implementing regulations also impose obligations on covered entities such as health insurance plans, healthcare clearinghouses, and certain healthcare providers and their respective business associates and their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information.

●	The federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding certain payments and other transfers of value to physicians, as defined by such law, and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members; additionally, the Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act, under the provision titled “Fighting the Opioid Epidemic with Sunshine,” in part, extends the reporting and transparency requirements for physicians under the Physician Payments Sunshine Act to physician assistants, nurse practitioners, and other mid-level practitioners, with reporting requirements going into effect in 2022 for payments made, or ownership and investment interests held, in 2021.

●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and require the registration of their sales representatives, state laws that require biotechnology companies to report information on the pricing of certain drug products, and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the PPACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Manufacturing, sales, promotion, and other activities also are potentially subject to federal and state consumer protection and unfair competition laws. In addition, the distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of pharmaceutical products. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act as well as other applicable consumer safety requirements.

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

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of any future therapeutic candidates, some of our U.S. patents, if issued, may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for the lost opportunity to market the drug during the patent term while the drug was under the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from regulatory approval. The patent-term restoration period is generally one-half the time between the effective date of an IND or the issue date of the patent, whichever is later, and the submission date of an NDA plus the time between the submission date of an NDA or the issue date of the patent, whichever is later, and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

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

Under the above-described procedures, before granting the MA, EMA or the competent authorities of the Member States of the EEA assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Like the U.S. patent term-restoration, Supplementary Protection Certificates (“SPCs”) serve as an extension to a patent right in Europe for up to five years. SPCs apply to specific pharmaceutical products to offset the loss of the ability to market a drug during the patent term due to the lengthy testing and clinical trials these products require prior to obtaining regulatory marketing approval.

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

Healthcare Reform

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the PPACA substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. The PPACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the HHS Secretary as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (“AMP”), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Additionally, for a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer.

There remain judicial and Congressional challenges to certain aspects of the PPACA, as well as efforts by the previous administration to repeal or replace certain aspects of the PPACA. Since January 2017, there have been several executive orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have passed. In 2017, the Tax Act repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In April 2020, the U.S. Supreme Court reversed a federal circuit decision that previously upheld Congress’ denial of $12.0 billion in “risk corridor” funding. In December 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, in December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On June 17, 2021, the U.S. Supreme Court reversed the decision of the Fifth Circuit holding that the state plaintiffs lacked standing to challenge the individual mandate under Article III, Section 2 of the U.S. Constitution. It is unclear how future litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business. We will continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business. Complying with any new legislation, resulting in a material adverse effect on our business.

Other legislative changes have been proposed and adopted in the U.S. since the PPACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 unless additional congressional action is taken. The CARES Act, which was signed into law in March 2020, and designed to provide financial support and resources to individuals and businesses affected by COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020, through December 31, 2020, and extended the sequester by one year, through 2030, to offset the added expense of the 2020 suspension. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Facilities

Our principal executive office is in Boston, MA USA, where we lease at-will, month-to-month share space where we are not bound by any lease. This office is sufficient to support our U.S.-based executive team members, most of whom are based on the East Coast of the U.S., including our CEO, CMO, and SVP of Corporate Development. Our principal laboratory and R&D facility is in Hoersholm, Denmark (just north of Copenhagen), where we have a modest space in a technology park, with an open-ended facility lease, which terminates upon 12-month notice. We believe that these existing facilities will be adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

Human Capital

As of March 1, 2023, we had 9 employees, all of whom were full-time and most of which were engaged in research and development activities. Of our employees, the majority are in Hoersholm, Denmark. Among our executive management team members, one is located near Boston, MA, one is located near New York City, NY, and one is in Vancouver, British Columbia, Canada. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are dependent on a short-term bridge loan to finance our current operations. Our continued operations are dependent on us raising capital.

We currently do not have sufficient working capital to fund our continued operations. In November 2022, we entered into a short-term bridge loan arrangement with 3i, LP, the sole holder of our Series A Preferred Stock, pursuant to which 3i, LP agreed to provide us with a loan for up to $1,000,000 in cash subject to achievements of certain milestones. In November 2022, $350,000 was advanced to us and the second advance of $650,000 was advanced in December 2022. In connection with the $1 million bridge loan, the Company also issued a secured promissory note to 3i, LP in the principal amount of $1,666,640, which represents the payment of $1,666,640 due to 3i, LP in Alternative Conversion Floor Amounts, as defined in the Certificate of Designations for the Series A Preferred Stock, that began to accrue on July 14, 2022. The Company received no proceeds from the issuance of the $1,666,640 promissory note. In February 2023, pursuant to a private placement of our Series C Preferred Stock, we issued 50,000 shares of our Series C Preferred Stock at a purchase price of $24.00 per share, for a subscription receivable in the aggregate amount equal to the total purchase price of $1.2 million.

We will need to raise additional capital after this offering to support our operations and execute on our business plan. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Any new securities that we may issue in the future may be sold on terms more favorable for our new investors than the terms of this offering. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. We cannot assure that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

In the event of default of the Secured Promissory Notes to 3i, LP, such default could adversely affect our business, financial condition, results of operations or liquidity.

The indebtedness evidenced by the secured promissory notes issued and to be issued to 3i, LP in connection with the bridge loan and obligation to pay an Alternative Conversion Floor Amount (“3i Promissory Notes”) is secured by all of our assets pursuant to certain security agreement between the Company and 3i, LP (“Security Agreement”). Each of the secured 3i Promissory Notes matures on January 1, 2024 and carries an interest rate of at 5% per annum. 3i, LP may exchange 3i Promissory Notes for the Company’s common stock, or other equity security, at an exchange price equal to the lowest price per share of the equity security sold to other purchasers, rounded down to the nearest whole share, if the Company concludes a future equity financing prior to the maturity date or other repayment of such promissory note. In addition, each 3i Promissory Note and interest earned thereon may be redeemed by the Company at its option or the holder may demand redemption if the Company obtains gross proceeds of at least $5 million in a financing in an amount of up to 35% of the gross proceeds of the financing. As a secured party, upon an event of default, 3i, LP will have a right to the collateral granted to them under the Security Agreement, and we may lose our ownership interest in the assets. A loss of our collateral will have a material adverse effect on our operations, our business and financial condition.

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability. We need to raise additional capital to continue our operations, initiate clinical trials and to implement our business plan.

Since our inception of our predecessor, Allarity Therapeutics A/S, we have incurred losses and have an accumulated deficit of $82.6 million as of December 31, 2022. Our net losses were $16.1 million and $26.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, our cash deposits of $2.0 million were determined to be insufficient to fund our current operating plan and planned capital expenditures for the next twelve months. These conditions give rise to a substantial doubt over our ability to continue as a going concern. We expect to incur substantial operating losses for the foreseeable future and may never achieve profitability. None of our current therapeutic candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized drug that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

●	continue the development of our therapeutic candidates, including, but not limited to, the re-submission of an application for New Drug Approval (“NDA”) for dovitinib, our most advanced therapeutic candidate, to the FDA and advancing our DRP®-guided Phase 2 clinical trial of stenoparib as a treatment for ovarian cancer and our DRP®-guided Phase 2 clinical trial of IXEMPRA® as a treatment for metastatic breast cancer, being conducted at trial sites in Europe;

●	initiate preclinical studies and clinical trials for any additional indications for our current therapeutic candidates and any future therapeutic candidates that we may pursue;

●	continue to build our portfolio of therapeutic candidates through the acquisition or in-license of additional therapeutic candidates or technologies;

●	continue to develop, maintain, expand and protect our intellectual property portfolio;

●	continue to develop, maintain, and expand our proprietary DRP® companion diagnostics platform;

●	pursue regulatory approvals for our current and future therapeutic candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing, distribution and other commercial infrastructure to commercialize any therapeutic candidate for which we may obtain marketing approval, or partner with third parties to affect the same;

●	hire additional clinical, regulatory, scientific and accounting personnel; and

●	incur additional legal, accounting and other expenses in operating as a U.S. listed public company.

To become and remain profitable, we must develop and eventually commercialize one or more therapeutic candidates with significant market potential or license one or more of our therapeutic candidates to an industry partner. This will require us to be successful in a range of challenging activities, including completing clinical trials of our therapeutic candidates, publishing our data and findings on our therapeutic candidates with peer reviewed publications, developing commercial scale manufacturing processes, obtaining marketing approval, manufacturing, marketing and selling any current and future therapeutic candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We submitted an NDA to the U.S. FDA on our therapeutic candidate Dovitinib in December 2021 and on February 15, 2022, we received RTF letters for both our dovitinib NDA and our DRP®-Dovitinib companion diagnostic PMA. The FDA determined that our NDA was not sufficiently complete to permit a substantive review and therefore our NDA was not accepted for filing. The primary grounds of rejection asserted by the FDA relates to our use of prior Phase 3 clinical trial data, generated by Novartis in a “superiority” endpoint study against sorafenib (Bayer), to support a “non-inferiority” endpoint in connection with the DRP® Dovitinib companion diagnostic. We anticipate that the FDA will require a prospective Phase 3 clinical trial as well as additional dosage studies before regulatory approval of Dovitinib as a monotherapy and its companion diagnostic Dovitinib-DRP can be obtained. While we have decided that the costs, risks and potential benefits of conducting these studies for dovitinib as a monotherapy for mRCC are no longer the best path toward commercial success, we continue to evaluate other potential Phase 1b/2 clinical trials for dovitinib combined with other approved drugs in the mRCC space and in other indications. If we are successful in raising the necessary funds, we anticipate commencing a stenoparib in combination with dovitinib Phase 1b/2 Clinical Trial for second-line or later treatment of metastatic ovarian cancer and/or other solid tumors. However, despite our efforts, we may never succeed in any or all these activities and, even if we do, we may never generate sufficient revenue to achieve profitability.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this report. Our audited financial statements at December 31, 2022, and for the year then ended, were prepared assuming that we will continue as a going concern.

The report from our independent registered public accounting firm for the year ended December 31, 2022, includes an explanatory paragraph stating that our recurring losses from operations since inception and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Such an opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations. Our ability to continue as a going concern is contingent upon, among other factors, the sale of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

We anticipate that our expenses will increase substantially as we continue our efforts relating to the re-submission of an NDA to the U.S. FDA for our therapeutic candidate dovitinib and as we advance our DRP®-guided Phase 2 clinical trial of stenoparib as a treatment for ovarian cancer, our DRP®-guided Phase 2 clinical trial of IXEMPRA® as a treatment for metastatic breast cancer, being conducted at trial sites in Europe, and advance development of our other therapeutic candidates; seek to identify and develop additional therapeutic candidates; acquire or in-license other therapeutic candidates or technologies; seek regulatory and marketing approvals for our therapeutic candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various drugs for which we may obtain marketing approval, if any; require the manufacture of larger quantities of therapeutic candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; develop, maintain, and expand our proprietary DRP® companion diagnostics platform; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our drug development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs.

Subject to availability of funding, we intend to use such funds for our ongoing clinical development efforts for our three priority pipeline projects, including commencing a stenoparib in combination with dovitinib Phase 1b/2 clinical trial for second-line or later treatment of metastatic ovarian cancer and/or other solid tumors. We will be required to expend significant funds in order to prepare and re-submit an NDA with the U.S. FDA for our therapeutic candidate dovitinib and to advance the development of stenoparib, IXEMPRA®. In addition, while we may seek one or more collaborators for future development of our current therapeutic candidates or any future therapeutic candidates that we may develop for one or more indications, we may not be able to enter into a partnership or out-license for any of our therapeutic candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash and cash equivalents will not be sufficient to fund all the efforts that we plan to undertake or to fund the completion of development of our therapeutic candidates or our other preclinical studies. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We will need to seek additional funding, which future funding requirements, both short-term and long-term, will depend on many factors, including:

●

the scope, progress, timing, costs and results of our DRP®-guided Phase 2 clinical trial of stenoparib as a treatment for ovarian cancer, our DRP®-guided Phase 2 clinical trial of IXEMPRA® as a treatment for metastatic breast cancer, being conducted at trial sites in Europe, and our preclinical studies and clinical trials of our other therapeutic candidates;

●	the costs associated with maintaining, expanding and updating our proprietary DRP® companion diagnostics platform;

●	the costs, timing and outcome of seeking regulatory approvals;

●	the costs of our licensing or commercialization activities for any of our therapeutic candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing drug sales, marketing, distribution and manufacturing capabilities;

●	our headcount growth and associated costs as we expand our research and development activities as well as potentially establish a commercial infrastructure;

●	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;

●	revenue received from commercial sales, if any, of our current and future therapeutic candidates;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending against intellectual property related claims;

●	the number of future therapeutic candidates that we pursue and their development requirements;

●	changes in regulatory policies or laws that may affect our operations;

●	changes in physician acceptance or medical society recommendations that may affect commercial efforts;

●	the costs of acquiring potential new therapeutic candidates or technology;

●	the costs associated with maintaining and expanding our cybersecurity systems; and

●	the costs of operating as a public company.

We have identified material weaknesses in our internal controls over financial reporting and as of December 31, 2022, our disclosure controls and procedures and internal control over financial reporting were not effective. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, and disclosure controls and procedures, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

In connection with the audits of our financial statements for the years ended December 31, 2022 and 2021, we identified material weaknesses in our internal controls over financial reporting because we did not have a formal process for period end financial closing and reporting, we historically had insufficient resources to conduct an effective monitoring and oversight function independent from our operations and we lack accounting resources and personnel to properly account for accounting transactions such as the issuance of warrants with a derivative liability component. In particular, the material weaknesses identified were:

●	a lack of accounting resources required to fulfill US GAAP and SEC reporting requirements;

●	a lack of comprehensive US GAAP accounting policies and financial reporting procedures and personnel;

●	a lack of adequate procedures and controls to appropriately account for accounting transactions including liability and the valuation allowance on the deferred tax asset relating to the net operating losses; and

●	a lack of segregation of duties given the size of our finance and accounting team.

We have implemented and are continuing to implement various measures to address the material weaknesses identified; these measures include:

●	as of June 30, 2022, upon separation with our former Chief Financial Officer, our Director of Financial Reporting, a CPA (Illinois) in 2021 who is experienced with public company reporting and is conversant in US GAAP and SEC accounting issues, was promoted to Interim Chief Financial Officer. Effective January 1, 2023, our Interim Chief Financial Officer was promoted to our full time Chief Financial Officer. With this hire we are continuing to address our ongoing development of our comprehensive US GAAP accounting policies, financial reporting procedures and internal controls over financial reporting;

●	retaining consulting services to assist with the accounting treatment of complex financial instruments and tax; and

●	engaged an independent US GAAP consulting firm as well as an independent tax consulting firm.

A significant deficiency is a control deficiency, or a combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with US GAAP such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected by our employees. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be prevented or detected by our employees on a timely basis. In response, we have begun the process of evaluating our internal control over financial reporting. We have also taken several remedial actions set forth above to address these material weaknesses.

Furthermore, it is possible that, had our independent registered public accounting firm conducted an audit of our internal control over financial reporting such firm might have identified additional material weaknesses and deficiencies. We are a public company in the United States subject to the Sarbanes-Oxley Act of 2002. Once we cease to be an “emerging growth company” as such term is defined in the JOBS Act and a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may continue to conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We may be unable to timely complete our evaluation, testing and any required remediation.

While documenting and testing our internal control procedures to satisfy the requirements of Section 404, we may identify other weaknesses and deficiencies in our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented, or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could experience material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our common stock. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the Nasdaq Stock market, regulatory investigations and civil or criminal sanctions. We may also be required to restate our financial statements for prior periods.

In addition, based on an evaluation of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2022, we have concluded that, as of such date, because (i) of the material weaknesses identified in our internal controls over financial reporting; and (ii) we were late in filing our reports on Form 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022, our disclosure controls and procedures, and internal control over financial reporting were not effective.

We are committed to remediating our material weakness as promptly as possible. Although we believe we are making process towards remediating the material weaknesses there can be no assurance as to when this material weakness will be remediated or that additional material weaknesses will not arise in the future. If we are unable to maintain effective internal control over financial reporting, our ability to record, process and report financial information timely and accurately could be adversely affected, which could subject us to litigation or investigations, require management resources, increase our expenses, negatively affect our business and investor confidence in our financial statements and adversely impact the price of our common stock.

We received a request for documents from the SEC in the investigation known as “In the Matter of Allarity Therapeutics, Inc.,” the consequences of which are unknown.

In January 2023, we received a request to produce documents from the SEC that stated that the staff of the SEC is conducting an investigation known as “In the Matter of Allarity Therapeutics, Inc.” to determine if violations of the federal securities laws have occurred. The documents requested appear to focus on submissions, communications and meetings with the FDA regarding our NDA for Dovitinib or Dovitinib-DRP. The SEC letter also stated that investigation is a fact-finding inquiry and does not mean that that the SEC has concluded that the Company or anyone else has violated the laws.

We do not know when the SEC’s investigation will be concluded or what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject to its investigation or what impact, if any, the cost of continuing to respond to inquiries might have on our financial position or results of operations. We have not established any provision for losses in respect of this matter. In addition, complying with any such future requests by the SEC for documents or testimony would distract the time and attention of our officers and directors or divert our resources away from ongoing business matters. This investigation may result in significant legal expenses, the diversion of management’s attention from our business, could cause damage to our business and reputation, and could subject us to a wide range of remedies, including enforcement actions by the SEC. There can be no assurance that any final resolution of this or any similar matters will not have a material adverse effect on our financial condition or results of operations.

Risks Related to the Discovery and Development of Our Therapeutic Candidates

Clinical trials are very expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials.

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

Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and earlier stage clinical trials. In later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier stage clinical trials. Several companies in the pharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Before obtaining marketing approval from regulatory authorities for the sale of our therapeutic candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the therapeutic candidate for its intended indications. Preclinical studies and clinical trials are expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any preclinical studies or clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of preclinical or clinical development include:

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

For instance, committee and staff shortages causing delays at processing the trials at the investigator sites resulting in delayed and slow patient enrollment, which may delay, limit or prevent our employees and CROs from continuing research and development activities, impede the ability of patients to enroll or continue in clinical trials, or impede testing, monitoring, data collection and analysis or other related activities, any of which could delay our clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. In addition, current inflation levels could lead to further increases in the costs for clinical supply both in the U.S. and Europe, which could lead to further increases in our development costs and materially affect our results of operations.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including committee and staff shortages causing delays at processing the trials at the investigator sites resulting in delayed and slow patient enrollment. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll enough patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;

●	the size and health of the patient population required for analysis of the trial’s primary endpoints;

●	the proximity of patients to study sites;

●	the design of the trial;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	clinicians’ and patients’ perceptions as to the potential advantages of the therapeutic candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

●	our ability to obtain and maintain patient consents;

●	sufficient number of patients willing to consent to a recent biopsy; and

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

We have entered into intellectual property license agreements with third party licensors for our two most advanced therapeutic candidates, dovitinib and stenoparib that are important to our business. These license agreements impose various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with any obligations under any of these agreements with our licensors, we may be subject to termination of the license agreements in whole or in part; increased financial obligations to our licensors or loss of exclusivity in a particular field or territory, in which case our ability to develop or commercialize the therapeutic candidate covered by the license agreement will be impaired.

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

Because we have limited financial and managerial resources, we focus on research programs that we identify for specific indications using our proprietary DRP® companion diagnostics platform. As a result, we may forego or delay pursuit of opportunities with other therapeutic candidates or for other indications, even those that we have begun investigating and that may have shown promise, that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial therapies or profitable market opportunities. Our spending on current and future research and development programs and therapeutic candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular therapeutic candidate, we may relinquish valuable rights to that therapeutic candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such therapeutic candidate.

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

Although we submitted an NDA to the FDA for our therapeutic candidate dovitinib in December 2021, we currently do not have any drugs that have received regulatory approval and may never be able to develop marketable therapeutic candidates. In addition, if we do not obtain the regulatory approval for and successfully commercialize our therapeutic candidates or experience significant delays in doing so, we may never generate any revenue or become profitable. We are investing a significant portion of our efforts and financial resources in the advancement of dovitinib, stenoparib, IXEMPRA®, and our other therapeutic candidates and in the development of our proprietary DRP® companion diagnostics platform. Our prospects are substantially dependent on our ability, or those of any future collaborator, to develop, obtain marketing approval for and successfully commercialize therapeutic candidates in one or more disease indications.

The success of dovitinib, stenoparib, IXEMPRA®, and our other therapeutic candidates will depend on several factors, including the following:

●	our ability to successfully complete clinical trials to obtain regulatory approval for our therapeutics candidates without significant delay. On February 15, 2022, we receive RTF letters for both our dovitinib NDA and our DRP®-Dovitinib companion diagnostic PMA. The FDA determined that our NDA was not sufficiently complete to permit a substantive review and therefore or NDA was not accepted for filing. The primary grounds of rejection asserted by the FDA relates to our use of prior Phase 3 clinical trial data, generated by Novartis in a “superiority” endpoint study against sorafenib (Bayer), to support a “non-inferiority” endpoint in connection with the DRP® Dovitinib companion diagnostic. We anticipate that the FDA will require a prospective Phase 3 clinical trial as well as additional dosage studies before regulatory approval of Dovitinib as a monotherapy and its companion diagnostic Dovitinib-DRP can be obtained. While we have decided that the costs, risks and potential benefits of conducting these studies for dovitinib as a monotherapy for mRCC are no longer the best path toward commercial success, we continue to evaluate other potential Phase 1b/2 clinical trials for dovitinib combined with other approved drugs in the mRCC space and in other indications. If we are successful in raising the necessary funds, we anticipate commencing a stenoparib in combination with dovitinib Phase 1b/2 Clinical Trial for second-line or later treatment of metastatic ovarian cancer and/or other solid tumors. The FDA has asserted that neither our NDA or PMA meets the regulatory requirements to warrant a complete agency review. The primary grounds of rejection asserted by the FDA relates to Allarity’s use of prior Phase 3 clinical trial data, generated by Novartis in a “superiority” endpoint study against sorafenib (Bayer), to support a “non-inferiority” endpoint in connection with the DRP®-Dovitinib companion diagnostic. While we are currently evaluating other potential Phase 1b/2 Clinical Trials for dovitinib combined with other approved drugs in the mRCC space, if we raise the necessary funds, we intend to commence a stenoparib in combination with dovitinib Phase 1b/2 Clinical Trial for second-line or later treatment of metastatic ovarian cancer and/or other solid tumors. However, despite our efforts, we may never succeed in any or all these activities and, even if we do, we may never generate sufficient revenue to achieve profitability;

●

advancing our DRP®-guided Phase 2 clinical trial of stenoparib as a treatment for ovarian cancer, and our DRP®-guided Phase 2 clinical trial of IXEMPRA® as a treatment for metastatic breast cancer, being conducted at trial sites in Europe;

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

We have out-licensed our LiPlaCis® DRP® companion diagnostic to Chosa ApS, an affiliate of our long-time CRO partner Smerud Medical Research International, in our efforts to advance the clinical development of this asset. Chosa ApS intends to conduct expanded enrollment of a DRP®-guided Phase 2 clinical trial in Europe for LiPlaCis®, with the intent of establishing sufficient clinical results to garner the interest of a larger pharmaceutical acquirer or partner to advance the program through Phase 3 clinical trials and, if approved, to market. Although Chosa ApS and SMERUD will be solely responsible for the development of LiPlaCis®, we intend to support these clinical trials with our proprietary DRP® companion diagnostics and our clinical trial and regulatory expertise, as requested. Under the agreements, we are entitled to receive certain specified milestone payments from Chosa ApS and SMERUD. As a result of these agreements, we rely on Chosa ApS and SMERUD for the further development of LiPlaCis®.

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

Although we intend to advance our ongoing DRP®-guided Phase 2 clinical trial of stenoparib as a treatment for ovarian cancer,  and our ongoing DRP®-guided Phase 2 clinical trial of IXEMPRA® as a treatment for metastatic breast cancer, being conducted at trial sites in Europe, we are planning for certain clinical trials relating to our other therapeutic candidates, or for other indications of all of our therapeutic candidates, there can be no assurance that the FDA will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our therapeutic candidates, including:

●	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;

●	we may not have the ability to test patients for our clinical trials that require a specific genomic or biomarker signature in order to qualify for enrollment;

●	clinical trials of our therapeutic candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs;

●	the number of patients required for clinical trials of our therapeutic candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	the cost of clinical trials of our therapeutic candidates may be greater than we anticipate;

●	the supply or quality of our therapeutic candidates or other materials necessary to conduct clinical trials of our therapeutic candidates may be insufficient or inadequate;

●	regulators may revise the requirements for approving our therapeutic candidates, or such requirements may not be as we anticipate; and

●	any future collaborators that conduct clinical trials may face any of the above issues and may conduct clinical trials in ways they view as advantageous to themselves but that are suboptimal for us.

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

We are leveraging our proprietary DRP® companion diagnostics platform in an attempt to create a pipeline of therapeutic candidates using biomarker identification and patient stratification for the development of oncology drugs in a personalized medicine approach. While we believe that applying our proprietary DRP® companion diagnostics platform to drugs that have failed, been abandoned or otherwise failed to meet clinical endpoints and then developing a precision oncology approach that identifies the mechanism of action, potential combination drug usage and potentially responsive patient population is a strategy, our approach has not been approved by the FDA or any equivalent foreign regulatory authority. While we have retrospectively validated our proprietary DRP® companion diagnostics platform in 35 clinical trials conducted by other companies, we have not yet received approval from the FDA or other regulatory agency to market a companion diagnostic. Because our approach is both innovative and in the early stages of development, the cost and time needed to develop our therapeutic candidates is difficult to predict, and our efforts may not result in the successful discovery and development of commercially viable medicines. We may also be incorrect about the effects of our therapeutic candidates on the diseases of our defined patient populations, which may limit the utility of our approach or the perception of the utility of our approach. Furthermore, our estimates of our defined patient populations available for study and treatment may be lower than expected, which could adversely affect our ability to conduct clinical trials and may also adversely affect the size of any market for medicines we may successfully commercialize. Our approach may not result in time savings, higher success rates or reduced costs as we expect it to, and if not, we may not attract collaborators or develop new drugs as quickly or cost effectively as expected and therefore we may not be able to commercialize our approach as originally expected.

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

Any drug development that we are conducting using our proprietary DRP® companion diagnostics platform may not be successful or have commercial value or therapeutic utility. Our proprietary DRP® companion diagnostics platform may initially show promise in identifying potential therapeutic candidates, yet fail to yield viable therapeutic candidates for clinical development or commercialization for a number of reasons, including:

●	research programs to identify new therapeutic candidates will require substantial technical, financial and human resources, and we may be unsuccessful in our efforts to identify new therapeutic candidates. If we are unable to identify suitable additional compounds for preclinical and clinical development, our ability to develop therapeutic candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price;

●	compounds identified through our proprietary DRP® companion diagnostics platform may not demonstrate efficacy, safety or tolerability at levels acceptable to regulatory authorities;

●	our DRP® companion diagnostics platform may fail to successfully identify likely responder patients and therefore not yield greater therapeutic benefit than observed in un-selected patients.

●	potential therapeutic candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance;

●	competitors may develop alternative therapies that render our potential therapeutic candidates non-competitive or less attractive; or

●	a potential therapeutic candidate may not be capable of being produced at an acceptable cost.

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

Although we do not currently have any therapeutic products on the market, our current and future operations may be, directly or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we may market, sell and distribute our therapeutic products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the U.S. federal false claims, including the False Claims Act, which can be enforced through whistleblower actions, and civil monetary penalties laws, which, among other things, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

●	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, and as amended again by the Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, commonly referred to as the Final HIPAA Omnibus Rule, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the Final HIPAA Omnibus Rule, i.e. health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

●	the U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

●	the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the PPACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

●	analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

●	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

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

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our therapeutic candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our therapeutic candidates, and our ability to generate revenue will be materially impaired.

Our therapeutic candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency (the “EMA”) and similar regulatory authorities outside of the United States. Failure to obtain marketing approval for a therapeutic candidate will prevent us from commercializing the therapeutic candidate. We have not submitted an application for or received marketing approval for any of our therapeutic candidates in the United States or in any other jurisdiction.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the therapeutic candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted drug application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical studies and clinical trials could delay, limit or prevent marketing approval of a therapeutic candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

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

We may develop future therapeutic candidates for use in combination with one or more currently approved cancer therapies. Even if any therapeutic candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our therapeutic candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our therapeutic candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate our therapeutic candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We will not be able to market and sell our therapeutic candidates we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or similar foreign regulatory authorities do not approve or revoke the approval of these other drugs, or if safety, efficacy, manufacturing or supply issues arise with the drugs we choose to evaluate in combination with our therapeutic candidates, we may be unable to obtain approval of or market our therapeutic candidates.

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

We may seek Fast Track designation for some of our therapeutic candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular therapeutic candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic drug or indication, the FDA generally will not approve the therapeutic drug or new therapeutic drug indication if the companion diagnostic is not also approved or cleared for that indication. Under the Federal Food, Drug, and Cosmetic Act, or FDCA, companion diagnostics are regulated as medical devices, and the FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain Premarket Approval, or a PMA, for the diagnostic. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. A PMA is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a “not approvable” determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we are required by the FDA to obtain approval of a companion diagnostic for a therapeutic candidate, and we do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we may not be able to commercialize the therapeutic candidate on a timely basis or at all and our ability to generate revenue will be materially impaired.

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

Any therapeutic candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements, improperly promoted off-market label uses of our drugs or therapeutic candidates or if we experience unanticipated problems with our drugs, when and if any of them are approved.

Any therapeutic candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such drug, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a therapeutic candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a REMS. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our therapeutic candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the drug.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the drug, including the adoption and implementation of REMS. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our drugs for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

Competition may further increase because of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than any therapeutic candidate that we may develop.

Established pharmaceutical and biotechnology companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our therapeutic candidates less competitive. Similarly, such companies may invest heavily to accelerate discovery and development of novel companion diagnostic approaches that make our DRP® companion diagnostics platform less competitive. In addition, any new drug that competes with an approved drug must demonstrate compelling advantages in efficacy, convenience, tolerability and safety to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving FDA approval for or commercializing drugs before we do, which would have an adverse impact on our business and results of operations.

The availability of our competitors’ drugs, or competitive companion diagnostics, could limit the demand and the price we are able to charge for any therapeutic candidate we commercialize, if any. The inability to compete with existing or subsequently introduced drugs would harm our business, financial condition and results of operations.

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

There can be no assurance that dovitinib, stenoparib, IXEMPRA® and our other therapeutic candidates or any other therapeutic candidate successfully developed by us, independently or with partners, will be accepted by physicians, hospitals and other health care facilities. Dovitinib, stenoparib, IXEMPRA® and our other and any future therapeutic candidates we develop will compete with several drugs manufactured and marketed by major pharmaceutical and biotech companies. The degree of market acceptance of any drugs we develop depends on several factors, including:

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

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing, may limit our potential revenue, and we may need to revise our research and development programs. The pricing and reimbursement environment may change in the future and become more challenging due to several reasons, including policies advanced by the current executive administration in the United States, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the United States and some foreign jurisdictions, there have been several legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our drugs profitably.

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

The PPACA includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. There remain judicial, executive and congressional challenges to certain aspects of the PPACA. Since 2017, there have been executive orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. In addition, while Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, effective January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In 2018, a U.S. District Court ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was effectively repealed by Congress as part of the Tax Act. Additionally, in 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard oral argument on the case on November 10, 2020, and issued its decision on June 17, 2021, holding that the state plaintiff’s in the case challenging the constitutionality of minimum essential health care coverage provisions of the PPACA lacked standing to bring an action under Article III, Section 2 of the U.S. Constitution. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the PPACA. Although the U.S. Supreme Court had not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which began on February 15, 2021, and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. Notwithstanding the Supreme Court recent ruling on standing to challenge the constitutionality of the PPACA, it is unclear how additional litigation and the healthcare reform measures of the Biden administration will impact the PPACA and our business. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 unless Congress takes additional action. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020, through December 31, 2021. Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020, the administration announced several executive orders to lower drug prices that attempt to implement several of the administration’s proposals. Additionally, the FDA recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic, which may impact our business. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Although we maintain general liability insurance as well as workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development, or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our therapeutic candidates. As a result, our results of operations and the commercial prospects for our therapeutic candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

The manufacture of pharmaceutical products is complex and requires significant expertise, capital investment, process controls and know-how. Common difficulties in pharmaceutical manufacturing may include: sourcing and producing raw materials, transferring technology from chemistry and development activities to production activities, validating initial production designs, scaling manufacturing techniques, improving costs and yields, establishing and maintaining quality controls and stability requirements, eliminating contaminations and operator errors, and maintaining compliance with regulatory requirements. We do not currently have nor do we plan to acquire the infrastructure or capability internally in accordance with cGMP prescribed by the FDA or to produce an adequate supply of compounds to meet future requirements for clinical trials and commercialization of our drugs. Drug manufacturing facilities are subject to inspection before the FDA will issue an approval to market a new drug product, and all the manufacturers that we intend to use must adhere to the cGMP regulations prescribed by the FDA.

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

We also rely on third-party diagnostic laboratories certified under CLIA for testing of patient biopsies in our clinical trials. Under the CLIA, diagnostic laboratories are subject to inspection and certification by the CMS and if a diagnostic laboratory we use to test patient biopsies fail their CMS inspection or lose their CMS certification for the type of tests we need, our clinical trials could be delayed or the results from our clinical trials may not be acceptable to the FDA or an equivalent foreign regulatory authority.

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

Our failure to find third-party collaborators to assist or share in the costs of drug development could materially harm our business, financial condition and results of operations.

Our strategy for the development and commercialization of our proprietary therapeutic candidates may include the formation of collaborative arrangements with third parties. Existing and future collaborators have significant discretion in determining the efforts and resources they apply and may not perform their obligations as expected. Potential third-party collaborators include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in:

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

In addition, our dependence on licensing, collaboration, and other agreements with third parties may subject us to a number of risks. These agreements may not be on terms that prove favorable to us and may require us to relinquish certain rights in our therapeutic candidates. To the extent we agree to work exclusively with one collaborator in each area, our opportunities to collaborate with other entities could be curtailed. Lengthy negotiations with potential new collaborators may lead to delays in the research, development or commercialization of therapeutic candidates. The decision by our collaborators to pursue alternative technologies or the failure of our collaborators to develop or successfully commercialize any therapeutic candidate to which they have obtained rights from us could materially harm our business, financial condition and results of operations.

Risks Related to Our Business and Industry

Unstable global market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have from time-to-time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our clinical development plans could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, on clinical trials.

The effect of Covid-19 could cause potential on going delay in clinical trials due to backup at ethical committee and staff shortage causing delay a s processing the trials at the investigator site resulting in delay or slow patient enrollment which we have no control over.

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

As of March 1, 2023, we employed a total of 9 full-time employees. Our current internal departments include research and development, finance, and administration. We intend to expand our management team to include an operation ramp up of additional scientific development and technical staff required to achieve our business objectives. We will need to expand our managerial, operational, technical, and scientific, financial, and other resources in order to manage our operations and clinical trials, establish independent manufacturing, continue our research and development activities, and commercialize our therapeutic candidates. Our management and scientific personnel, systems, and facilities currently in place may not be adequate to support our future growth.

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

We may utilize the services of vendors and research partners or collaborators to perform tasks including preclinical studies and clinical trial management, statistics and analysis, regulatory affairs, medical advisory, market research, formulation development, chemistry, manufacturing and control activities, other drug development functions, legal, auditing, financial advisory, and investor relations. Our growth strategy may also entail expanding our group of contractors or consultants to implement these and other tasks going forward. Because we rely on numerous consultants to outsource many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our therapeutic candidate or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may be unable to successfully implement the tasks necessary to further develop and commercialize our therapeutic candidate and, accordingly, may not achieve our research, development and commercialization goals.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our business depends largely upon the continued services of our founder and Chief Scientific Officer, Dr. Steen Knudsen, Ph.D., and James G. Cullem, our i Chief Executive Officer, Chief Business Officer and Director. We do not maintain “key person” insurance for Messrs. Knudsen and Cullem or any of our other key employees. We also rely on employees in the areas of research and development, regulatory compliance and approvals, and general and administrative functions. From time to time, there may be additional changes in our executive management and employees resulting from the hiring or departure of executives or other key employees which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

Although we adopted a code of business conduct and ethics, it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to follow such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm and the delay, reduction, termination or restructuring of our operations.

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

Our business will be subject to risks associated with conducting business internationally. Some of our suppliers, industry partners and clinical study centers are located outside of the U.S. Furthermore, our business strategy incorporates potential international expansion as we seek to obtain regulatory approval for, and commercialize, our therapeutic candidates in patient populations outside the U.S. If approved, we may hire sales representatives and conduct physician and patient association outreach activities outside of the U.S. Doing business internationally involves several risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

●	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;

●	rejection or qualification of foreign clinical trial data by the competent authorities of other countries;

●	delays or interruptions of clinical trial due to backup at ethical committees and staff shortages causing delays in processing the trials at investigator sites resulting in delayed and slow patient enrollment. ;

●	additional potentially relevant third-party patent and other intellectual property rights;

●	complexities and difficulties in obtaining, maintaining, protecting and enforcing our intellectual property;

●	difficulties in staffing and managing foreign operations;

●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

●	limits in our ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our therapeutic candidates and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease;

●	certain expenses including, among others, expenses for travel, translation and insurance; and

●	regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.

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

We have obtained statistical data, market data and other industry data and forecasts used throughout this report from market research, publicly available information and industry publications which we believe are reliable.

This report contains estimates, projections and other information concerning our industry, our business and the markets for our therapeutic candidates, including data regarding the estimated size of such markets and the incidence of certain medical conditions. We obtained the industry, market and similar data set forth in this report from our internal estimates and research and from academic and industry research, publications, surveys and studies conducted by third parties, including governmental agencies. In some cases, we do not expressly refer to the sources from which this data is derived. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information.

Risks Related to Our Intellectual Property

If we do not obtain patent term extension for any therapeutic candidates we may develop or obtain a patent on our DRP® companion diagnostic for a therapeutic candidate, our business may be materially harmed.

In the United States, depending upon the timing, duration, and specifics of any FDA marketing approval of a therapeutic candidate, the patent term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension, which permits patent term restoration as compensation for the lost opportunity to market the drug during the patent term while the drug was under the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the typical statutory expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of regulatory approval, and only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, when our therapeutic candidates receive FDA approval, we expect to apply for patent term extensions on patents directed to those therapeutic candidates, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. We may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of the relevant patents, or otherwise failing to satisfy applicable requirements. If we are unable to obtain any patent term extension or the term of any such extension is less than we request, or if we are not able to obtain a patent on our DRP® companion diagnostic for our therapeutic candidate, our competitors may obtain approval of competing drugs following the expiration of our patent rights, or use a similar companion diagnostic, and our business, financial condition, results of operations, and prospects could be materially harmed.

Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our drugs.

Changes in either the patent laws or interpretation of patent laws in the United States, including patent reform legislation such as the Leahy-Smith America Invents Act, or the Leahy-Smith Act, could increase the uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications and the maintenance, enforcement or defense of our owned and in-licensed issued patents. The Leahy-Smith Act includes several significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter parties review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent.

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

We or our licensors may become involved in lawsuits to protect or enforce our patent or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate, or otherwise violate our or our licensors’ issued patents or other intellectual property. As a result, we or our licensors may need to file infringement, misappropriation or other intellectual property related claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke such parties to assert counterclaims against us alleging that we infringe, misappropriate, or otherwise violate their intellectual property. In addition, in a patent infringement proceeding, such parties could counterclaim that the patents we or our licensors have asserted are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may institute such claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter parties review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings).

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our therapeutic candidates and use our proprietary. There is considerable patent and other intellectual property litigation in the pharmaceutical and biotechnology industries.

The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to pursuing these legal actions than we can. The risks of being involved in such litigation and proceedings may increase if and as our therapeutic candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of merit. We may not be aware of all such intellectual property rights potentially relating to our technology and therapeutic candidates and their uses. Thus, we do not know with certainty that our technology and therapeutic candidates, or our development and commercialization thereof, do not and will not infringe, misappropriate, or otherwise violate any third-party’s intellectual property.

Even if we believe that third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of misappropriation, infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any technology or therapeutic candidate covered by the asserted third-party patents. To successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent.

If we are found to infringe, misappropriate or otherwise violate a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing, and marketing our technology and therapeutic candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive; thereby giving our competitors and other third parties access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or drug. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right and could be forced to indemnify our collaborators or others. A finding of infringement could prevent us from commercializing our therapeutic candidates or force us to cease some of our business operations, which could materially harm our business. In addition, we may be forced to redesign our therapeutic candidates, seek new regulatory approvals, and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.

Intellectual property litigation or other legal proceedings relating to intellectual property could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and may also have an advantage in such proceedings due to their more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could compromise our ability to compete in the marketplace.

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

Additionally, these and other license agreements may not provide exclusive rights to use the licensed intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and drugs in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products and technology in fields of use and territories not included in such agreements. In addition, we may not have the right to control or participate in the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications directed to the technology that we license from third parties. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our drugs that are the subject of such licensed rights could be adversely affected.

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

If we are unable to obtain rights to necessary third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our technology, therapeutic candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology and therapeutic candidates, which could harm our business, financial condition, results of operations, and prospects significantly.

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

Despite our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize therapeutic candidates and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors will have the freedom to seek regulatory approval of, and to market, products and technologies identical to ours upon successful negotiation with the relevant licensor. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, and enforcing patents on therapeutic candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license exclusively.

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

We may be subject to claims by third parties asserting that our employees, consultants, contractors or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting we have misappropriated their trade secret or claiming ownership of what we regard as our own intellectual property.

Many of our employees, consultants, contractors and advisors were previously employed, or may currently be employed, at universities or other pharmaceutical or biotechnology companies, including our competitors or potential competitors. Although we try to ensure that our employees, contractors, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims.

In addition, while it is our policy to require our employees, consultants, contractors and advisors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our intellectual property assignment agreements with them may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	depending on applicable law, we, or our license partners or current or future collaborators, might not have been the first to invent or file patent applications for or may have derived from a later-filed patent application the inventions covered by the issued patent or pending patent applications that we license or may own in the future;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or in-licensed intellectual property rights;

●	it is possible that some or all of our owned and in-licensed pending patent applications or those we may own or in-license in the future will not result in issued patents or the claims that issue may be narrow in scope and not provide us with a competitive advantage, including as a result of actions by our competitors;

●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;

●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop additional proprietary technologies or investigational products that are patentable or protectable as a trade secret;

●	the patents of others may harm our business, including by preventing us from discovering, developing or commercializing our investigational products; and

●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such intellectual property or may independently develop such trade secret and be free to exploit it.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Owning our Securities

We currently do not satisfy The Nasdaq Global Market continued listing requirements and if we fail to regain compliance our Common Stock will be delisted.

The listing of our common stock on The Nasdaq Global Market is contingent on our compliance with The Nasdaq Global Market’s conditions for continued listing. On April 20, 2022, we received notice from the Nasdaq Listing Qualifications stating that because we had not yet filed our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) by its due date, we were no longer in compliance with the listing requirement which requires listed companies to timely file all required periodic financial reports with the SEC. On May 17, 2022, we filed our Form 10-K with the SEC. Subsequent to the filing of the Form 10-K, we were late in filing our Form 10-Q for the quarterly periods ended March 31, 2022, and June 30, 2022.

On August 23, 2022 we received a letter from Nasdaq Regulation advising that we were not in compliance with the Nasdaq Listing Rules (the “Rules”) for failing to file our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022. We were given 60 days to submit a plan to regain compliance and, if our plan is accepted by Nasdaq, we may be granted an exception of up to 180 calendar days, or until February 20, 2023, to regain compliance. On October 7, 2022, we filed the delinquent Form 10-Q and regained compliance.

On October 12, 2022, we received a letter from Nasdaq Listing Qualifications notifying us that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5450(b)(1)(A) for The Nasdaq Global Market, which requires that a listed company’s stockholders’ equity be at least $10.0 million. As reported on the Form 10-Q, the Company’s stockholders’ equity as of June 30, 2022, was approximately $8.0 million. Pursuant to the letter, we were required to submit a plan to regain compliance with Nasdaq Listing Rule 5450(b)(1)(A) by November 26, 2022. After discussions with the Nasdaq staff, on December 12, 2022, we filed a plan to regain and demonstrate long-term Nasdaq compliance including seeking to phase-down to The Nasdaq Capital Market. On December 21, 2022, the Company received notification from the Nasdaq staff that they have granted the Company an extension of time until April 10, 2023, to regain and evidence compliance with the Rule. If the Nasdaq staff determines to seek the delisting our common stock on the Nasdaq, we intend to appeal such determination before the Nasdaq Hearing Panel.

On November 21, 2022, the Company received another written notice from Nasdaq indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share under the Nasdaq Listing Rules. Based on the closing bid price of the Company’s listed securities for the last 30 consecutive business days from October 10, 2022 to November 18, 2022, the Company no longer met the minimum bid price requirement set forth in Listing Rule 5550(a)(2). Although the Company is currently evaluating various alternative courses of action to regain compliance, there is no guarantee or assurance that the Company will be able to regain compliance and meet the listing standards. In the event the Company does not regain compliance by the prescribed deadline, the Company may be eligible for additional time to regain compliance or may face delisting. If the Company is unable to regain compliance, the Company may transfer to the Nasdaq Capital Market, subject to the Company’s satisfaction of the Nasdaq Capital Market’s continued listing requirements, but there is no assurance that we will be able to satisfy the listing requirements for the Nasdaq Capital Market.

On December 20, 2022, the Company received a notification letter from Nasdaq Regulation of non-compliance with the Rules requiring listed securities to maintain a minimum market value of publicly held shares of $5,000,000 and if the Company does not regain compliance with the Rule prior to the expiration of the compliance period on June 19, 2023, it will receive written notification that its securities are subject to delisting.

On February 8, 2023, the Company received a notification letter from Nasdaq notifying the Company that due to the resignation of Soren G. Jensen from the Company’s board and audit committee, effective on February 4, 2023, the Company no longer complies with Nasdaq’s independent director and audit committee requirements as set forth in Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4) which requires a majority of the board of directors to be comprised of independent directors and an audit committee of at least three independent directors. In accordance with Nasdaq Listing Rules, the Company has a cure period to regain compliance as follows: (i) until the earlier of the Company’s next annual shareholders’ meeting or February 4, 2024; or (ii) if the next annual shareholders’ meeting is held before August 3, 2023, then the Company must evidence compliance no later than August 3, 2023.

If we fail to meet the Nasdaq listing requirements and do not regain compliance, we will be subject to delisting by Nasdaq. In the event our common stock is no longer listed for trading on The Nasdaq Global Market and we are unable to transfer to The Nasdaq Capital Market, our trading volume and share price may decrease and you may have a difficult time selling your shares of common stock. In addition, we may experience difficulties in raising capital which could materially adversely affect our operations and financial results. Further, delisting from Nasdaq markets could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees. Finally, delisting could make it harder for you and the Company to sell the securities and hard for us to raise capital.

Our Series C Preferred Stock has super-voting power.

As of the date of this report, we had 30,000,000 shares of common stock, 10,650 shares of Series A Preferred Stock and 50,000 shares of Series B Preferred Stock issued and outstanding. Each share of common stock is entitled to one vote per share, and each share of Series C Preferred Stock is entitled to six hundred twenty (620) votes. The Series A Preferred Stock do not have any voting rights. Except as otherwise required or limited by law, and our Certificate of Incorporation, as amended (“Certificate of Incorporation”) and/or Certificate of Designation for the Series C Preferred Stock (“COD”), the holders of common stock and Series C Preferred Stock are entitled to vote as a single class, only on proposals relating to authorized share increase, and reverse stock split (“Amendment Proposals”). As of the date of this report, based on 50,000 shares of Series C Preferred Stock outstanding, the holder of Series C Preferred Stock had voting power equal to approximate 50.8% of the voting power. Therefore, to the extent the voting rights of Series C Preferred Stock are not otherwise extinguished or redeemed, as the case may be, or limited to vote only the Amendment Proposals, certain matters requiring stockholder approval may be achieved with only the votes of the Series C Preferred Stock, which limits the weight of voting rights of a holder of common stock.

If our business developments and achievements do not meet the expectations of investors or securities analysts or for other reasons the expected benefits do not occur, the market price of our common stock traded on Nasdaq may decline.

If our business developments and achievements do not meet the expectations of investors or securities analysts, the market price of common stock traded on Nasdaq may decline. The trading price of our common stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a negative impact on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	adverse regulatory decisions;

●	any delay in our regulatory filings for our therapeutic candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

●	the impacts of the ongoing COVID-19 pandemic and related restrictions as they may related to our clinical trials;

●	the commencement, enrollment or results of any future clinical trials we may conduct, or changes in the development status of our therapeutic candidates;

●	adverse results from, delays in or termination of clinical trials;

●	unanticipated serious safety concerns related to the use of our therapeutic candidates;

●	lower than expected market acceptance of our therapeutic candidates following approval for commercialization, if approved;

●	changes in financial estimates by us or by any securities analysts who might cover our securities;

●	conditions or trends in our industry;

●	changes in the market valuations of similar companies;

●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	investors’ general perception of our business prospects or management;

●	recruitment or departure of key personnel;

●	overall performance of the equity markets;

●	trading volume of our common stock;

●	disputes or other developments relating to intellectual property rights, including patents, litigation matters and our ability to obtain, maintain, defend, protect and enforce patent and other intellectual property rights for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	proposed changes to healthcare laws in the U.S. or foreign jurisdictions, or speculation regarding such changes;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control.

In addition, in the past, stockholders have initiated class action lawsuits against biopharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

The price of our common stock has fluctuated substantially.

The price of our common stock has fluctuated substantially. Therefore, some investors who have purchased our common stock at high prices face the risk of losing a significant portion of their original investment if they have to sell at a time when the price of our common stock has declined. In addition, the volatility of our stock price could cause other consequences including causing a short squeeze due to the difference in investment decisions by short sellers of common stock and buy-and-hold decisions of longer investors.

You should consider an investment in our securities to be risky, and you should invest in our securities only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this report, are:

●	sale of our common stock by our stockholders, executives, and directors;

●	volatility and limitations in trading volumes of our shares of common stock;

●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our proposed clinical trials, and other business activities;

●	possible delays in the expected recognition of revenue due to lengthy and sometimes unpredictable sales timelines;

●	the timing and success of introductions of new drugs by our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

●	network outages or security breaches;

●	the lack of market acceptance and sales growth for our therapeutic candidates, if any, that receive marketing approval;

●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

●	commencement, enrollment or results of our clinical trials for our therapeutic candidates or any future clinical trials we may conduct;

●	changes in the development status of our therapeutic candidates;

●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned NDA, PMA and clinical trials;

●	any delay in our submission for studies or drug approvals or adverse regulatory decisions, including failure to receive regulatory approval for our therapeutic candidates;

●	unanticipated safety concerns related to the use of our therapeutic candidates;

●	failures to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy and future issuances of securities;

●	sales of large blocks of common stock by our stockholders, including, but not limited to, sales by 3i, LP as a result of the exercise of the warrant issued in our PIPE Financing (“PIPE Warrant”) and conversion of Series A Preferred Stock into common stock and the liquidation of the PIPE Financing, and exchange of outstanding secured promissory notes for common stock;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new drugs;

●	reputational issues;

●	competition from existing technologies and drugs or new technologies and drugs that may emerge;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new drugs, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	changes in valuations of similar companies or groups of companies;

●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

We are subject to penalties if we fail to meet certain conditions of the Certificate of Designations of the Series A Preferred Stock and related registration rights agreement.

We are authorized to issue up to 500,000 shares of preferred stock, 20,000 shares of which have been designated as Series A Preferred Stock and sold in connection with the PIPE Financing, 200,000 shares of Series B Preferred Stock of which all of the 190,786 shares of Series B Preferred Stock issued have been redeemed, and 50,000 shares of which has been designated as Series C Preferred Stock and sold in a private placement. We could issue a series of preferred stock that could, depending on the terms of the series, impede or discourage an acquisition attempt or other transaction that some, or a majority, of the holders of our common stock might believe to be in their best interests or in which the holders of our common stock might receive a premium over the market price of the common stock. Additionally, the issuance of preferred stock may adversely affect the rights of holders of our common stock by restricting dividends on our common stock, diluting the voting power of our common stock or subordinating the liquidation rights of our common stock.

If certain defined “triggering events” defined in the Certificate of Designations occur, such as a breach of the Registration Rights Agreement, suspension of trading, or our failure to convert the Series A Preferred Stock into common stock when a conversion right is exercised, failure to issue our common stock when the PIPE Warrant is exercised, failure to declare and pay to any holder any dividend on any dividend date, certain defaults on our debts or contractual obligations, or upon a “bankruptcy triggering event” (as defined in the Certificate of Designations), then we may be required to pay a dividend that is added to the stated value on the Series A Preferred Stock in the amount of 18% per annum, but paid quarterly in cash, so long as the triggering event is continuing, or to redeem the Series A Preferred Stock for cash in an amount of 125% of the stated value of the Series A Preferred Stock and in the event that we experience a “Change of Control” (as defined in the Certificate of Designations) we may also be required to redeem the Shares at a premium of 125% of their stated value. In addition, if thirty days after our common stock commences trading on Nasdaq the average daily dollar volume for the 10 days previous to conversion divided by 10 is less than $2,500,000, then the Series A Preferred Stock shall be entitled to a one-time dividend equal to an 8% increase in the stated value of the Preferred Share, or an $80 increase per share in stated value, resulting in a stated value of $1,080 per Preferred Share. This dividend was paid during the first quarter of 2022.

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

In connection with the private placement of Series C Preferred Stock (“Series C Offering”), we also entered into a registration rights agreement with 3i, LP (“Series C RRA”). Under the Series C RRA and Certificate of Designation for the Series C Preferred Stock we have obligations and are subject to terms similar to provisions of the Registration Rights Agreement and the Certificate of Designation for the Series A Preferred Stock.

In addition, under the Series C Offering and PIPE Financing, we are under an obligation to use our best efforts to call a meeting of stockholders to seek stockholder approval for the Amendment Proposals. Since we do not have authorized shares of common stock reserved to be issued upon the potential conversion of the Series A Preferred Stock and exercise of PIPE Warrant, we are in technical default under the terms of the Certificate of Designation for the Series A Preferred Stock and PIPE Warrant, which we have obtained a waiver from 3i, LP in connection with any default arising in connection with the Series C Preferred Stock.

As a result of these or other factors, the issuance of preferred stock could diminish the rights of holders of our common stock, or delay or prevent a change of control of the Company and could have an adverse impact on the market price of our common stock.

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

Our Certificate of Incorporation, as amended, authorizes capital stock consisting of 30,000,000 shares of common stock, par value $0.0001 per share, and 500,000 shares of preferred stock, par value $0.0001 per share. We held a meeting on February 3, 2023, to among other things have our stockholders vote for (i) proposals to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares from 30,500,000 to 150,500,000, and to increase the number of our common stock from 30,000,000 to 150,000,000, and (ii) a proposal to approve an amendment to our Certificate of Incorporation to approve a reverse stock split. Such proposals were not approved by our stockholders.

As of March 3, 2023, we have issued all of our authorized shares of common stock. We are scheduled to hold a Special Meeting of Stockholders on March 20, 2023 (the “Special Meeting”) to approve the following proposals: (1) to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares from 30,500,000 to 750,500,000, and to increase the number of our common stock from 30,000,000 to 750,000,000 (the “Share Increase Proposal”), and (2) to approve an amendment to our Certificate of Incorporation to effect a reverse stock split with respect to the Company’s issued and outstanding common stock, par value $0.0001 per share, at a ratio between 1-for-20 and 1-for-35 (the “Range”), with the ratio within such Range to be determined at the discretion of the Board (the “Reverse Stock Split Proposal”) and included in a public announcement (collectively, the “Amendment Proposals”). Such amendments are subject to the approval of our stockholders at our Special Meeting and will only become effective upon receipt of the requisite approval. If the proposals are approved, we will have additional shares of common stock available for issuance from time to time, and the authority to issue additional shares of common stock.

As of the date of this report, we had 30,000,000 authorized shares of Common Stock, $0.0001 par value per share, of which 30,000,000 shares were issued and outstanding; and 500,000 authorized shares of preferred stock, $0.0001 par value, of which 10,650 shares of Series A Preferred Stock and 50,000 shares of Series C Preferred Stock were issued and outstanding. As of the date of this report, we do not have sufficient shares of Common Stock authorized for the following: 2,018,958 shares for the issuance upon the exercise of issued and outstanding PIPE Warrant based on initial exercise price, 676,949 shares for issuance upon the exercise of issued and outstanding equity awards, 1,960,266 shares to be reserved for future issuance under our 2021 Equity Incentive Plan (“2021 Plan”), and additional shares for issuance upon the conversion of remaining outstanding shares of Series A Preferred Stock. However, if the Amendment Proposals are approved we will have to reserve the foregoing and such shares will be available for issuance, which issuances will result in dilution to our stockholders. In addition, we expect to file one or more registration statements on Form S-1 for the shares of common stock issuable upon conversion of Series C Preferred Stock and we have ongoing obligations for the registration of the shares of common stock issuable upon conversion of the remainder Series A Preferred Stock and exercise of the PIPE Warrant. In addition, we expect to file one or more registration statements on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2021 Plan. Any such registration statements on Form S-8 will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

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

We do not have authorized shares of common stock available for issuance, which limits our ability to satisfy our contractual obligations and limit our ability to seek equity financing which may cause us to be unable to continue operations.

As of the date of this report, we have issued all of our authorized shares of common stock. As mentioned above, we are schedule to hold a Special Meeting to seek the required stockholder approval for the Share Increase Proposal and Reverse Stock Split Approval. If the stockholders do not approve such proposals, we will not have shares of common stock authorized available and reserved, this could trigger a right of redemption under the Certificate of Designations for the Series A Preferred Stock, and other adjustments and rights under existing agreements with 3i, L.P. In addition, this could adversely impact our ability to pursue opportunities in which shares of our common stock could be issued that our Board may determine would otherwise be in the best interest of the Company and our stockholders, including financing and strategic transaction opportunities and employee recruitment and retention purposes. Failure to obtain equity financing through the issuance of our securities, including our common stock, may cause us to be unable to continue our operations.

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

We may incur substantial penalties if we fail to maintain the effectiveness of our registration statement covering the resale of our common stock issued to 3i, LP upon conversion of our Series A Preferred Stock.

Under the terms of the Registration Rights Agreement entered into in connection with the PIPE Financing, or Series A RRA, with 3i, LP, if we fail to maintain the effectiveness of the registration statement beyond defined allowable grace periods, we will incur certain registration delay payments equal to 2% of 3i, LP’s investment that has not yet been converted to common stock and sold pursuant to the registration statement upon our failure to maintain the effectiveness of the registration statement and every 30 days thereafter. As a result of the Company’s delay in filing its periodic reports with the SEC, a Triggering Event under Section 5(a)(ii) occurred on or about April 29, 2022, and that in consideration for the Registration Delay Payments that the Company was obligated to pay under the Series A RR, and additional amounts the Company was obligated to pay under the Certificate of Designations together with 3i, LP’s legal fees incurred in the preparation of the Forbearance Agreement and Waiver, the Company agreed to pay 3i, LP an aggregate amount of $538,823.00 which was paid pursuant to that certain Forbearance Agreement and Waiver with 3i, LP. Failure to maintain the effectiveness of the registration statement also constitutes a “triggering event” under the Certificate of Designations for the Series A Preferred Stock that would result in the accrual and payment of a dividend and provide 3i, LP the right to have its remaining Series A Preferred Stock redeemed for a premium of 125% of the stated value of the Series A Preferred Stock. If 3i, LP were to exercise its option to redeem its Series A Preferred Stock, our available cash for the development of our therapeutic candidates and for our continued operations would be materially and adversely effected.

There is no assurance that an active and liquid trading market in our common stock will develop.

Even though our shares of common stock are currently listed on Nasdaq, there can be no assurance that we will be able to comply with the listing requirements to maintain the listing despite our efforts. In addition, there can be no assurance that any broker will be interested in trading our common stock. Therefore, it may be difficult to sell any shares you acquire if you desire or need to sell them. We cannot provide any assurance that an active and liquid trading market in our common stock will develop or, if developed, that the market will continue.

Our Certificate of Incorporation and our by-laws, and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Certificate of Incorporation and our by-laws could make it more difficult for a third-party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 500,000 shares of preferred stock, of which 20,000 shares have been designated as Series A Preferred Stock, of which 10,650 shares are issued and outstanding; 200,000 shares have been designated as Series B Preferred Stock of which 190,786 outstanding shares have been redeemed; and 50,000 shares have been designated as Series C Preferred Stock, of which 50,000 shares are issued and outstanding. The remaining preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third-party and thereby preserve control by the present management.

Provisions of our Certificate of Incorporation, by-laws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our Certificate of Incorporation and bylaws and Delaware law, as applicable, among other things:

●	provide for a classified board of directors;

●	provide the board of directors with the ability to alter the by-laws without stockholder approval;

●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings; and

●	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

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

Article Fourteenth of our Certificate of Incorporation specifies that unless we consent in writing to the selection of an alternative forum, the court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders; (b) any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (“DGCL”) or Certificate of Incorporation or our by-laws; or (c) or any action asserting a claim against us that is governed by the internal affairs doctrine. There is uncertainty as to whether a court would enforce this provision with respect to claims under the Securities Act where the state courts have concurrent jurisdiction and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes against us and our directors, officers and other employees, which may discourage such lawsuits, or may require increased costs to bring a claim. The exclusive forum provision does not apply to actions brought to enforce a duty or liability created by the Exchange Act or any other claim for which federal courts have exclusive jurisdiction.

General Risk Factors

We are an “emerging growth company” and a “smaller reporting company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are not electing to delay such adoption of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our December 2021 offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including presenting only the two most recent fiscal years of audited financial statements and reduced disclosure obligations regarding executive compensation in this report and our periodic reports and proxy statements. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

As a publicly traded company in the U.S., we will continue to incur significant additional legal, accounting and other expenses that Allarity A/S did not incur as a Danish company. For example, as a Danish company with our ordinary shares listed on the Nasdaq First North Growth Market in Stockholm, we were not required to have, and did not have, well defined disclosure controls and procedures and internal controls over financial reporting that are generally required of U.S. publicly held companies. In connection with our review of our previously existing internal controls as part of our preparations for becoming a U.S. publicly traded company, we determined that our internal control over financial reporting for prior periods were ineffective and included material weaknesses that needed to be remedied. See “Risk Factors — We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price” and “We have determined that our disclosure controls and procedures were not effective based on the material weaknesses identified in our internal control over financial reporting and our failure to timely file our period reports.” Although we have taken, and are continuing to take, additional steps to remedy these material weaknesses in order to assure compliance with our future financial reporting obligations, there can be no assurance that we will be able to do so in a timely manner or at all, or that additional material weaknesses may not exist.

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

Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy and data protection laws could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and our collaborators and third-party providers may be subject to federal, state and foreign data privacy and security laws and regulations. In the U.S., numerous federal and state laws, and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, such as Section 5 of the Federal Trade Commission Act, that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers.

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

As we become more dependent on information technologies to conduct our operations, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, may increase in frequency and sophistication. These threats pose a risk to the security of our systems and networks, the confidentiality and the availability and integrity of our data and these risks apply both to us, and to third parties on whose systems we rely for the conduct of our business. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we and our partners may be unable to anticipate these techniques or to implement adequate preventative measures. Further, we do not have any control over the operations of the facilities or technology of our cloud and service providers, including any third-party vendors that collect, process and store personal data on our behalf. Our systems, servers and platforms and those of our service providers may be vulnerable to computer viruses or physical or electronic break-ins that our or their security measures may not detect. Individuals able to circumvent such security measures may misappropriate our confidential or proprietary information, disrupt our operations, damage our computers or otherwise impair our reputation and business. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our third-party providers will be successful in preventing cyber-attacks or successfully mitigating their effects. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our future therapeutic candidates could be delayed.

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

The U.S. government recently enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This report does not discuss any such tax legislation or the way it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is in Boston, MA USA, where we lease at-will, month-to-month virtual office space in a technology park, where we are not bound by any lease. Our current monthly rent for the office space is approximately $85 per month. We believe this office is sufficient to support our U.S.-based executive team members, all of whom are based on the East Coast of the U.S. In each of the fiscal years ended December 31, 2022, and 2021, we paid approximately $1,110 in lease payments. We believe that our current existing facilities will be adequate for our current needs.

Our principal laboratory and R&D facility is in Hoersholm, Denmark (just north of Copenhagen), where we lease a space in a technology park consisting of approximately 4,283 square feet, for $8,107 per month. As of January 31, 2023, the facility lease is continuing on a month-to-month basis. In each of the fiscal years ended December 31, 2022 and 2021, we paid approximately $97,284 in lease payments.

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

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed on Nasdaq Global Market under the symbol “ALLR.” Prior to the consummation of the Recapitalization Share Exchange on December 20, 2021, Allarity Therapeutics A/S ordinary shares were listed on the Nasdaq First North Growth Market: Stockholm under the symbol “ALLR:ST.”

Holders of Record of Common Stock

As of the date of this report, we had 2 stockholders of record for our common stock. The foregoing number of stockholders of record does not include an unknown number of stockholders who hold their stock in “street name.”

Dividend Policy

On November 22, 2022, our Board declared a dividend of Series B Preferred Stock to the stockholders of record of common stock and Series A Preferred Stock as of December 5, 2022 (the “Record Date”). On the Record Date, each share of common stock outstanding received 0.016 of a share of Series B Preferred Stock and each share of Series A Preferred Stock outstanding received 1.744 shares of Series B Preferred Stock. We issued an aggregate of 190,786 shares of Series B Preferred Stock, which were redeemed on February 3, 2023.

We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our common stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

From January 1, 2022 to December 31, 2022, pursuant to a series of exercise of conversion of Series A Preferred Stock by 3i, LP, we issued a total of 7,801,831 shares of common stock to 3i, LP upon the conversion of 6,214 shares of Series A Preferred Stock based on a conversion price ranging from $0.22 to $9.91. No proceeds were received by the Company upon such conversion. Subsequent to December 31, 2022, pursuant to the exercise of conversion by the 3i, LP, we issued 14,102,155 shares of Common Stock to the 3i, LP upon the conversion of 2,936 shares of Series A Preferred Stock based on a conversion price ranging from $0.18 to $0.26. No proceeds were received by the Company upon such conversion. As of the date of this report, we had 10,650 shares of Series A Preferred Stock issued and outstanding.

On February 28, 2023, we entered into a Securities Purchase Agreement (the “SPA”) with 3i, L.P. for the purchase and sale of 50,000 shares of Series C Convertible Redeemable Preferred Stock, par value of $0.0001 per share (the “Series C Preferred Stock”), at a purchase price of $24.00 per share, for a subscription receivable in the aggregate amount equal to the total purchase price of $1.2 million (the “Series C Offering”). The 50,000 shares of Series C Preferred Stock (the “Shares”) are convertible into shares of the Company’s common stock, $0.0001 per share subject to the terms of the COD.

In July 2022, in connection with the appointment of Dr. Roth as our independent director, we granted him options to purchase 23,000 shares of common stock at an exercise price of $1.28 per share, subject to vesting of 1/36 per month over 36 months following the grant date. The expiration date for the options is five years from date of grant.

In October 2022, in connection with the appointment of Mr. McLaughlin as our independent director, we granted him options to purchase 23,000 shares of common stock at an exercise price of $1.10 per share, subject to vesting of 1/36 per month over 36 months following the grant date. The expiration date for the options is five years from date of grant.

The offers, sales, and issuances of the option to Dr. Roth and Mr. McLaughlin, and the Series C Offering were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act. The conversions of Series A Preferred Stock into common stock were exempt pursuant to Section 3(a)(9).

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, and settlement of RSUs (a)	Weighted- average exercise price of outstanding options, and issuance price of RSUs (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders(1)	630,949	$6.55	-
Equity compensation plans approved by security holders(2)	46,000		1,165,364	(2)
Total	676,949	$6.55	1,165,374	(2)

(1)	Upon the closing of the Recapitalization Share Exchange and as of December 31, 2021, we had converted compensatory options to purchase ordinary shares of Allarity Therapeutics A/S to options to purchase 1,174,992 shares of our common stock. Such shares were assumed under the 2021 Plan but are excluded from the number of reserved shares described in footnote 2 below.

(2)	Consists of 1,211,374 shares of our common stock initially reserved under the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares reserved for issuance under our 2021 Plan increases automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31, or a number as may be determined by our Board of Directors. There was no increase for January 1, 2022. Our Board of Directors approved an increase of 5% of the outstanding shares of common stock at December 30, 2022, or 794,892 shares, effective as of January 1, 2023. As a result, as of January 1, 2023, there was a total of 2,006,266 shares of common stock reserved under the 2021 Plan, of which 1,960,266 were available for issuance.

ITEM 6 – [RESERVED]

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information which our management believes is relevant to an assessment and understanding of Allarity consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical financial information, this discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report. Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Allarity,” “we,” “us,” “our,” and other similar terms refer to Allarity Therapeutics, Inc. and its consolidated subsidiaries.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a pharmaceutical company focused on discovering and developing highly targeted anti-cancer drug candidates. Using its Drug Response Predictor (DRP®) platform, the Company identifies the value in drug assets that have otherwise been discontinued by identifying patient populations where these drugs are active. The Company’s three lead drug candidates are: the tyrosine kinase inhibitor (TKI) dovitinib, the poly-ADP-ribose polymerase (PARP) inhibitor stenoparib, and the microtubule inhibitor agent IXEMPRA.

Recent Corporate Developments

Bridge Loan

On November 22, 2022, the Company entered into a Secured Note Purchase Agreement with 3i, LP (the “Secured Note Purchase Agreement”) for a bridge loan to extend the Company’s cash runaway beyond December 31, 2022, in order to provide the Company with more time to complete the process of amending its Certificate of Incorporation to increase it authorized share capital and proposed reverse stock split to facilitate additional capital investments (the “Bridge Loan”). Under the Secured Note Purchase Agreement, the Company has authorized the sale and issuance of three 3i Promissory Notes, with the first note in an aggregate principal amount of $350,000 to be issued at closing (which loan was received in November 2022); the second note in the principal amount of $1,666,640 to be issued at closing and which represents the payment of $1,666,640 due to 3i, LP in Alternative Conversion Floor Amounts, as defined in the Certificate of Designations, that began to accrue on July 14, 2022; and the third note in an aggregate principal amount of $650,000 with respect to a new loan to be funded upon the Company filing a registration statement with SEC in connection with a registered offering. As of December 31, 2022, all of the notes have been issued and are outstanding. Each 3i Promissory Note matures on January 1, 2024, carries an interest rate of 5% per annum, and is secured by all of the Company’s assets pursuant to the Security Agreement. In addition, 3i, LP may exchange the 3i Promissory Notes for the Company’s common stock, or other equity security, at an exchange price equal to the lowest price per share of the equity security sold to other purchasers, rounded down to the nearest whole share, if the Company concludes a future equity financing prior to the maturity date or other repayment of the 3i Promissory Notes. In addition, each 3i Promissory Note and interest earned thereon may be redeemed by the Company at its option or the holder may demand redemption if the Company obtains gross proceeds of at least $5 million in a financing in an amount of up to 35% of the gross proceeds of the financing.

Amendment to the Certificate of Designation of Series A Preferred Stock

On November 22, 2022, the Company amended Section 12 of the Certificate of Designation of Series A Preferred Stock to provide for voting rights. Subject to a 9.99% beneficial ownership limitation, the holders of Series A Preferred Stock were granted the right to vote on all matters presented to the stockholders for approval together with the shares of common stock, voting together as a single class, on an “as converted” basis using the “Conversion Price” (initially $9.9061 per share before any adjustment) (rounded down to the nearest whole number and using the record date for determining the stockholders of the Company eligible to vote on such matters), except as required by law (including without limitation, the DGCL) or as otherwise expressly provided in the Company’s Certificate of Incorporation or the Certificate of Designations of Series A Preferred Stock. The voting rights described above expired on February 28, 2023.

Modification to Conversion Price of Series A Preferred Stock

On December 9, 2022, the Company and 3i, LP, the holder of outstanding shares of Series A Preferred Stock, entered into a letter agreement which provided that pursuant to Section 8(g) of the Certificate of Designations, the parties agreed that the Conversion Price (as defined in such Certificate of Designations) was modified to mean the lower of: (i) the Closing Sale Price (as defined in the Certificate of Designations) on the trading date immediately preceding the Conversion Date (as defined in the Certificate of Designations) and (ii) the average Closing Sale Price of the common stock for the five trading days immediately preceding the Conversion Date, for the Trading Days (as defined in the Certificate of Designations) through and inclusive of January 19, 2023. On January 23, 2023, the Company and 3i, LP amended the Letter Agreement to provide the term Conversion Price will be in effect until terminated by the Company and 3i, LP.

Establishment of Series B Preferred Stock

On November 22, 2022, the Company’s Board of Directors established the Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”). Each share of Series B Preferred Stock has 400 votes and is subject to certain redemption rights and voting limitations. See description in exhibit titled “Description of Capital Stock – Series B Preferred Stock.”

Issuance of Series B Preferred Stock Dividend

Effective December 5, 2022, the Company issued a stock dividend to be distributed as follows to stockholders of record as of close of business on December 5, 2022: (i) 0.016 shares of Series B Preferred Stock for each outstanding share of common stock; and (ii) 1.744 shares of Series B Preferred Stock for each outstanding share of Series A Preferred Stock. An aggregate of 190,786 shares of Series B Preferred Stock were issued as a stock dividend.

Annual Stockholder Meeting and Redemption of Series B Preferred Stock

On February 3, 2023, we held our previously adjourned annual meeting of stockholders (the “Annual Meeting”). Nine proposals were submitted to our stockholders for a vote at the Annual Meeting including a proposal to increase the number of authorized shares and a proposal to effect a reverse stock split. Upon conclusion of the Annual Meeting, all of the 190,786 shares of Series B Preferred Stock were automatically redeemed, with the holders of the Series B Preferred Stock only having a right to receive the purchase price for the redemption, which was $0.01 per share of Series B Preferred Stock. In addition, the proposals to increase the number of authorized shares and to effect a reverse stock split did not pass by the requisite shareholder vote at the Annual Meeting. In light of our financing needs and our obligations to 3i, L.P., as holder of the Series A Preferred Stock and PIPE Warrant, we conducted a private placement offering pursuant to which we issued 50,000 shares of Series C Preferred Stock.

Establishment of Series C Preferred Stock and Sale of Series C Preferred Stock

On February 24, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Redeemable Preferred Stock (the “Series C COD”) with the Delaware Secretary of State designating 50,000 shares of its authorized and unissued preferred stock as Series C Preferred Stock with a stated value of $27.00 per share. On February 28, 2023, the Company filed a Certificate of Amendment to the Series C COD (the “COD Amendment”) to clarify the terms of conversion price and floor price based on definitions provided in the Series C COD (the COD Amendment, together with the Series C COD, the “COD”). Each share of Series B Preferred Stock has 620 votes and is subject to certain redemption rights and voting limitations. See description in exhibit titled “Description of Capital Stock - Series C Preferred Stock.”

On February 28, 2023, we entered into a Securities Purchase Agreement (the “SPA”) with 3i, L.P. for the purchase and sale of 50,000 shares of Series C Convertible Redeemable Preferred Stock, par value of $0.0001 per share of Series C Preferred Stock at a purchase price of $24.00 per share, for a subscription receivable in the aggregate amount equal to the total purchase price of $1.2 million (the “Series C Offering”). The Shares are convertible into shares of the Company’s common stock, subject to the terms of the COD. The conversion price for the Series C Preferred Stock is initially equal the lower of: (i) $0.182, which is the official closing price of the Common Stock on the Nasdaq Global Market (as reflected on Nasdaq.com) on the Trading Day (as defined in the COD) immediately preceding the Original Issuance Date (as defined in the COD); and (ii) the lower of: (x) the official closing price of the Common Stock on the Nasdaq Global Market (as reflected on Nasdaq.com) on the Trading Day immediately preceding the Conversion Date or such other date of determination; and (y) the average of the official closing prices of the Common Stock on the Nasdaq Global Market (as reflected on Nasdaq.com) for the five (5) Trading Days immediately preceding the Conversion Date (as defined in the COD) or such other date of determination, subject to adjustment herein (the “Conversion Price”), with the Conversion Price being no less than $0.0370 (the “Floor Price”). In the event that the Conversion Price on a Conversion Date would have been less than the applicable Floor Price if not for the immediately preceding sentence, then on any such Conversion Date the Company will pay the Holder an amount in cash, to be delivered by wire transfer out of funds legally and immediately available therefor pursuant to wire instructions delivered to the Company by the Holder in writing, equal to the product obtained by multiplying (A) the higher of (I) the highest price that the Common Stock trades at on the Trading Day immediately preceding such Conversion Date and (II) the applicable Conversion Price and (B) the difference obtained by subtracting (I) the number of shares of Common Stock delivered (or to be delivered) to the Holder on the applicable Share Delivery Date with respect to such conversion of Series C Preferred Stock from (II) the quotient obtained by dividing (x) the applicable Conversion Amount that the Holder has elected to be the subject of the applicable conversion of Series C Preferred Stock, by (y) the applicable Conversion Price without giving effect to clause (x) of such definition. The Offering closed on February 28, 2023.

In connection with the Series C Offering, concurrently with the SPA, the Company entered into a registration rights agreement with 3i, L.P. (the “RRA”) pursuant to which the Company is required to file a registration statement with the SEC to register for resale the shares of Common Stock that are issued upon the potential conversion of the Shares. Under the terms of the RRA, if we fail file an Initial Registration Statement (as defined in the RRA) on or prior to its Filing Date (as defined in the RRA), or fail to maintain the effectiveness of the registration statement beyond defined allowable grace periods set forth in the RRA, we will incur certain registration delay payments, in cash and as partial liquidated damages and not as a penalty, equal to 2.0% of 3i, L.P.’s subscription amount of the Shares pursuant to the SPA. In addition, if we fail to pay any partial liquidated damages in full within seven days after the date payment, we will have to pay interest at a rate of 18.0% per annum, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The Company has also agreed to pay all fees and expenses incident to the performance of the RRA, except for any broker or similar commissions. In connection with the Series C Offering, the Company and 3i, L.P. entered into a limited waiver agreement pursuant to which 3i, L.P. confirmed that the sale and issuance of the Shares will not give rise to any, or trigger any, rights of termination, defaults, amendment, anti-dilution or similar adjustments, acceleration or cancellation under the existing agreements with 3i, L.P.

Special Meeting of Stockholders

Pursuant to a proxy statement filed with the SEC on or about March 6, 2023 (the “Proxy Statement”), the Company will be holding a Special Meeting of Stockholders (the “Special Meeting”) virtually online on March 20, 2023. Stockholders of record of our outstanding shares of Common Stock and Series C Preferred Stock on March 3, 2023 (the “Record Date”) will be entitled to notice of, and to vote at, the Special Meeting and any adjournments, continuations or postponements thereof that may take place At the Special Meeting, the stockholders of Common Stock and Series C Preferred Stock will be voting on the following proposals: (1) to approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares from 30,500,000 to 750,500,000, and to increase the number of our common stock from 30,000,000 to 750,000,000, in substantially the form attached to the Proxy Statement as Appendix A (the “Share Increase Proposal”); and (2) to approve an amendment to our Certificate of Incorporation, as amended, in substantially the form attached to the Proxy Statement as Appendix B, to, at the discretion of the Board of Directors of the Company (the “Board”), effect a reverse stock split with respect to the Company’s issued and outstanding common stock, par value $0.0001 per share, at a ratio between 1-for-20 and 1-for-35 (the “Range”), with the ratio within such Range to be determined at the discretion of the Board (the “Reverse Stock Split Proposal”) and included in a public announcement. Under the terms of the Series C Preferred Stock, the holders thereof may only vote on Proposal 1 (Share Increase Proposal) and Proposal 2 (Reverse Stock Split Proposal) and for no other matters. Each holder of one share of Series C Preferred Stock is entitled to 620 votes representing 31,000,000 votes in the aggregate assuming 50,000 shares of Series C Preferred Stock is outstanding.

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

We are continuing to evaluate the impact of COVID-19 pandemic on our business and are taking proactive measures to protect the health and safety of our employees, as well as to maintain business continuity. Based on guidance issued by federal, state, and local authorities, we transitioned to a remote work model for our employees, effective March 16, 2020. During the 2022 restrictions due to COVID-19 have lifted significantly and as a result, our Danish employees have returned to work. Our North American employees are continuing to work remotely. We will continue to closely monitor and seek to comply with guidance from governmental authorities and adjust our activities as appropriate. The COVID-19 pandemic has not directly impacted our supply chains to date however, there is a threat of potential ongoing delays in our clinical trials due to backup at ethical committees and staff shortages causing delays at processing the trials at the investigator sites resulting in delayed and slow patient enrollment.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trial, healthcare systems or the global economy. However, these effects could harm our operations, and we will continue to monitor the COVID-19 situation closely.

Impact of the Russia-Ukraine War

There have been immense flows of refugees to Europe and Denmark is ready to facilitate and to accept refugees from the Ukraine. It is far too early to estimate how many migrants Denmark will facilitate, but immigration officials have begun preparing to accept Ukrainian refugees. Being a North Atlantic Treaty Organization (NATO) member, Denmark will strengthen its own national preparedness as well as that of the NATO defense alliance. The Ukraine crisis has become a new a destabilizing factor in the Danish and global economy. It dampens growth and increases inflation at a time when inflation and capacity utilization is already high. While the Danish economy is generally robust and able to handle new challenges, and it is expected to enter a pause in growth. However, there are risks of a fall in activity in the Danish economy in general. To date the war has not yet had a direct impact on our results of operations, however our costs for clinical supply in both the United States and Europe have increase by 5% to 10% due to inflation.

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

Since our inception of our predecessor, Allarity Therapeutics A/S, we have incurred losses and have an accumulated deficit of $82.6 million as of December 31, 2022. Our net losses were $16.1 million and $26.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, our cash deposits of $2.0 million were determined to be insufficient to fund our current operating plan and planned capital expenditures for the next twelve months. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

To date, most of these expenses have been incurred to advance our lead drug candidates, dovitinib, stenoparib, and IXEMPRA.®

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

Results of Operations

Comparison of years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	For the years ended December 31,		Increase/
	2022	2021	(Decrease)
	(In thousands)
Operating expenses:
Research and development	$6,930	$14,196	$(7,266)
Impairment of intangible assets	17,571	—	17,571
General and administrative	9,962	12,360	(2,398)
Total operating costs and expenses	34,463	26,556	7,907
Loss from operations:	$(34,463)	$(26,556)	$(7,907)

Research and Development Expenses

We currently do not track our research and development costs by product candidate. A breakdown by nature of type of expense for the years ended December 31, 2022 and 2021, is provided below.

	For the year ended December 31,		Increase/
	2022	2021	(Decrease)
	(In thousands)

Research study expenses	$1,847	$2,329	$(482)
Tax credit	(711)	(875)	164
Milestone payments	1,417	5,000	(3,583)
Manufacturing & supplies	350	1,105	(755)
Contractors	1,778	2,765	(987)
Patents	268	273	(5)
Staffing	1,915	3,429	(1,514)
Amortization	60	103	(43)
Other	6	67	(61)
	$6,930	$14,196	$(7,266)

For the year ended December 31, 2022, versus December 31, 2021:

The decrease of $7.3 million in research and development cost was primarily due to decreases in milestone payments of $3.6 million, staffing costs of $1.5 million, contractor costs of $1.0 million, research study expenses of $480 thousand, other of $61 thousand, amortization of $43 thousand and patents of $5 thousand, offset by a $164 thousand decrease in tax credits.

Overall, the decrease in research and development costs in the year ended December 31, 2022, was because during the year ended December 31, 2021, our research and development activity increased as activity in the clinical trials came back to a pre-pandemic level. Also, we incurred a 2021 milestone payment of $5 million due to Novartis because of the NDA filing; and manufacturing & supplies, and contractor costs were higher in 2021 because of preparation of our NDA filing for Dovitinib. Milestone expenses fluctuate depending upon our contracts as described in our financial statement notes. Staffing costs decreased in 2022 primarily because stock option grants and bonuses were higher in 2021.

Impairment of Intangible Assets

As a result of both the Company’s February 15, 2022, receipt of a Refusal to File (“RTF”) from the U.S. Food and Drug Administration regarding the Company’s new drug application (“NDA”) for Dovitinib, and the current depressed state of the Company’s stock price, the Company has performed an impairment assessment on its individual intangible assets utilizing a discounted cash flow model with a weighted average cost of capital (“WACC”) of 16%, and recognized an impairment charge of $14.0 million during the quarter ended March 31, 2022. During the quarter ended December 31, 2022, because of continued downward pressure on the Company’s common stock, we performed a further impairment assessment on the Company’s individual intangible asset utilizing a discounted cash flow model with a WACC of 26% and recognized a further impairment charge of $3.6 million.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, facilities costs, depreciation and amortization expenses and professional services expenses, including legal, human resources, audit, and accounting services. Personnel-related costs consist of salaries, benefits, and stock-based compensation. Facilities costs consist of rent and maintenance of facilities. Legal costs incurred in connection with patents are accounted for as general and administrative expenses. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to advance our drug candidates and because of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, Nasdaq, additional insurance expenses, investor relations activities and other administrative and professional services.

General and administrative expenses decreased by $2.4 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The decrease was primarily due to decreased staffing costs of $3.8 million, listings expenses of $485 thousand, and other administrative costs of $168 thousand; offset by increases in insurance costs of $1.5 million, financial consultants’ fees of $245 thousand, audit and legal fees of $224 thousand, communications expenses of $43 thousand and premises expenses of $2 thousand. Staffing costs decreased primarily because of reduced stock option costs. Insurance costs were higher in 2022 because we incurred a full year of directors’ and officers’ insurance expenses versus one month in 2021. Listings expenses decreased in 2022 versus 2021 because our initial costs of listing on Nasdaq in the U.S. in 2021 were higher than maintenance costs in 2022.

Other Income (Expenses)

Other income (expense) of $16.9 million recognized in the year ended December 31, 2022, consisted primarily of a $17.1 million fair value adjustment of derivative and warrant liabilities, $1.8 million of other income received in connection with the sale of intangible IP assets, and $30 thousand of interest income, offset by ($913) thousand in net foreign exchange losses, ($800) thousand penalty on our Series A preferred stock liability, loss on investment of ($115) thousand, and ($223) thousand in interest expenses.

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

Changes in the fair value of our derivative and warrant liabilities and convertible debt are measured using level 3 inputs as described in our consolidated financial statements.

Income taxes

During the years ended December 31, 2022 and 2021, we recognized $1.5 million and ($133) thousand in income tax recovery (expense) respectively.

Liquidity, Capital Resources and Plan of Operations

Since our inception through December 31, 2022, our operations have been financed primarily by the sale of preferred stock, convertible promissory notes, and the sale and issuance of our ordinary shares. As of December 31, 2022, we had $2.0 million in cash, and an accumulated deficit of $82.6 million.

In the year ended December 31, 2022, we received $1.0 million in proceeds from convertible debt. We also paid $1.5 million in cash on the conversion of Series A preferred shares as well as $800 thousand in penalties on the Series A preferred share liability. Our investing activities included the receipt of $809 thousand on the sale of IP and expenditures of $18 thousand on the purchase of property and equipment.

In the year ended December 31, 2021, we received $20.0 million in gross proceeds from the issuance of Series A preferred stock, $14.9 million in gross proceeds from the issuance of shares, and $1.1 million in proceeds from convertible debt. We also received and repaid a bridge loan of $2.9 million, and we received $1.0 million in proceeds from the sale of IP.

Our primary use of cash is to fund operating expenses, which consist of research and development as well as regulatory expenses related to our most advanced therapeutic candidate, dovitinib, and clinical programs for stenoparib and IXEMPRA®, and to a lesser extent, general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

As of December 31, 2022, the Company’s cash deposits of $2.0 million were determined to be insufficient to fund its current operating plan and planned capital expenditures for at least the next 12 months. We estimate that as of the date of this filing, our cash reserves are sufficient for approximately 3 months. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for the years indicated:

(In thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Net Cash used in operating activities	$(16,817)	$(14,886)
Net Cash provided by investing activities	791	1,005
Net Cash (used in) provided by financing activities	(1,311)	33,818
Net (decrease) increase in cash	$(17,337)	$19,937

Operating Activities

During the year ended December 31, 2022, cash used in operating activities of $16.8 million was attributable to a net loss of $16.1 million, $400 thousand in net non-cash charges, and a $300 thousand change in net operating assets and liabilities.

The non-cash charges consisted of intangible asset impairment of $17.6 million, stock-based compensation of $1.7 million, non-cash interest of $138 thousand, loss on investment of $115 thousand, depreciation and amortization of $60 thousand, and unrealized loss on foreign currency of $450 thousand, offset by a $17.1 million fair value adjustment to derivative liabilities, a $1.8 million gain from the sale of IP and deferred tax benefit of $1.6 million. The change in operating assets and liabilities of $300 thousand was primarily due to a $4.7 million decrease in accrued liabilities, an increase in prepaid expenses of $618 thousand, a decrease in income taxes payable of $19 thousand, a $1.1 million increase in other current assets, and a decrease in operating lease liability of $99 thousand, offset by a $6.2 million increase in accounts payable.

During the year ended December 31, 2021, cash used in operating activities of $14.9 million was attributable to a net loss of $26.6 million, offset by $6.9 million in net non-cash charges and a $5.6 million change in net operating assets and liabilities.

The non-cash charges consisted of stock-based compensation of $6.4 million, deferred tax expense of $20 thousand, non-cash interest of $238 thousand, loss on investment of $495 thousand, non-cash finance costs of $1.3 million, an increase in fair value adjustment of convertible debt of $474 thousand, loss on extinguishment of convertible debt of $141 thousand, depreciation and amortization of $106 thousand, and loss on foreign currency of $95 thousand, offset by a $2.1 million fair value adjustment to derivative liabilities and $1.0 million gain from the sale of IP. The change in operating assets and liabilities of $5.6 million was primarily due to a $7.2 million increase in accrued liabilities, a decrease in prepaid expenses of $130 thousand, and a decrease in income taxes receivable of $8 thousand, offset by a $1.3 million decrease in accounts payable, a $330 thousand increase in other current assets, and a decrease in operating lease liability of $124 thousand.

Investing Activities

During the year ended December 31, 2022, the Company received $809 thousand in proceeds from the sale of IP and invested $18 thousand in property and equipment.

During the year ended December 31, 2021, the Company received $1.0 million in proceeds from the sale of IP.

Financing Activities

During the year ended December 31, 2022, cash used by financing activities of $1.3 million consisted of $1.0 million in proceeds from the issuance of convertible debt offset by $1.5 million in cash paid on the conversion of Series A preferred shares and $800 thousand in penalties on the Series A preferred share liability.

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

Contractual Obligations and Commitments

The following table summarizes our commitments and contractual obligations as of December 31, 2022:

	Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Milestone payments	$4,900	$4,900	$—	$—	$—

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

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents as of the date of this report, based on our anticipated expenditures and commitments for the next twelve months including contractual obligations for milestone payments, will not enable us to fund our operating expenses and capital expenditure requirements for at least twelve (12) months from the date of this report. Our estimate as to how long we expect our cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

In November 2022, we entered into a Secured Note Purchase Agreement with 3i, LP for a bridge loan to extend our cash runaway beyond December 31, 2022, in order to provide us with more time to complete the process of amending its Certificate of Incorporation to increase our authorized share capital and proposed reverse stock split to facilitate additional capital investments (the “Bridge Loan”). Under the Secured Note Purchase Agreement, we authorized the sale and issuance of three promissory notes, with the first note in an aggregate principal amount of $350,000 to be issued at closing, which was received in November 2022; the second note in the principal amount of $1,666,640 to be issued at closing and which represents the payment of $1,666,640 due to 3i, LP in Alternative Conversion Floor Amounts, as defined in the Series A Certificate of Designations, that began to accrue on July 14, 2022; and the third note in an aggregate principal amount of $650,000 with respect to a new loan to be funded upon our filing of a registration statement with SEC in connection with a registered offering. As of January 28, 2023, all of the notes have been issued and are outstanding.

On February 3, 2023, we held our previously adjourned annual meeting of stockholders (the “Annual Meeting”). Nine proposals were submitted to our stockholders for a vote at the Annual Meeting including a proposal to increase the number of authorized shares and a proposal to effect a reverse stock split. Such proposals did not pass by the requisite stockholder vote at the Annual Meeting. In light of our financing needs and our obligations to 3i, L.P. as holder of the Series A Preferred Stock and PIPE Warrant, we conducted the a private placement offering for the purchase and sale of 50,000 shares of Series C Preferred Stock, par value of $0.0001 per share at a purchase price of $24.00 per share, for a subscription receivable in the aggregate amount equal to the total purchase price of $1.2 million. The proceeds were used to fund operating expenses.

As discussed before, we do not have sufficient cash to support our anticipated expenditures and commitments and the Company is seeking capital to support its current and planned operations.

No assurances can be given that any ongoing discussions will be successful or that we will be able to raise additional capital on favorable terms, or at all. Our failure to raise capital or enter into other such arrangements when needed would have a negative impact on our business, results of operations and financial condition and our ability to maintain current operations and develop our product candidates which in turn may force us to seek protection under the U.S. bankruptcy laws. We are actively exploring raising capital through equity and debt financing which may require collateralizing debt financing with our assets. However, if the share increase and/or reverse stock split proposals are not approved by the required stockholder vote, we will be limited in the ways we can raise additional capital.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our audited condensed consolidated financial statements for the years ended December 31, 2022, and 2021, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of the Series A preferred shares, warrants, convertible debt and the accrual for research and development expenses, fair values of acquired intangible assets and impairment review of those assets, share based compensation expense, and income tax uncertainties and valuation allowances. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed considering reasonable changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known and if material, their effects are disclosed in the notes to the consolidated financial statements. Actual results could differ from those estimates or assumptions.

While our significant accounting policies are described in the notes to our consolidated financial statements for the years ended December 31, 2022, and 2021, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

Acquired in-process research and development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development assets that the Company acquired as part of a business combination and have not been completed at the acquisition date. The fair value of IPR&D acquired in a business combination is recorded on the consolidated balance sheets at the acquisition-date fair value and is determined by estimating the costs to develop the technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the projected net cash flows to present value. IPR&D is not amortized, but rather is reviewed for impairment on an annual basis or more frequently if indicators of impairment are present, until the project is completed, abandoned, or transferred to a third-party. Management assesses its acquired IPR&D for impairment at year end as well as when events and circumstances indicate there is a potential impairment. Significant quantitative indicators considered are the Company’s market capitalization, market share, length of remaining clinical trials, and projected revenue per treatment. The projected discounted cash flow models used to estimate the fair value of partnered assets and cost approach model used to estimate proprietary assets as part of the Company’s IPR&D reflect significant assumptions regarding the estimates a market participant would make to evaluate a drug development asset, including the following:

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

Once brought into use, intangible assets are amortized over their estimated useful economic lives using the economic consumption method if anticipated future revenues can be reasonably estimated. The straight-line method is used when revenues cannot be reasonably estimated. The Company has recorded impairment losses of $17,571 on its intangible assets in the year ended December 31, 2022.

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

Convertible debt instruments

The Company follows ASC 480-10, Distinguishing Liabilities from Equity in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with remeasurements reported in change on fair value expense in the accompanying Statements of Operations and Comprehensive Loss.

Additionally, the Company accounts for certain convertible debt (“Convertible Notes”) issued under the fair value option election of ASC 825, Financial Instruments wherein the financial instrument is initially measured at its issue-date estimated fair value and then subsequently re-measured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is recognized as other income (expense) in the accompanying consolidated statements of operations and the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive loss. Convertible Notes are settled with shares at fair value of the stock issued with any differences recorded to other income (expense), as a gain or (loss) on extinguishment.

Warrants

When the Company issues warrants it evaluates the proper balance sheet classification to determine classification as either equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (“ASC 815-40”), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability, which is carried on the Consolidated Balance Sheet at fair value with any changes in its fair value recognized immediately in the Consolidated Statement of Operations and Comprehensive Loss. As of December 31, 2022 and 2021, the Company had warrants outstanding for share-based compensation that were classified as equity, and outstanding investor warrants that were classified as derivative liabilities and classified as “Warrant liabilities” in the Consolidated Balance Sheets.

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

The Company reviews stock award modifications when there is an exchange of original award for a new award. The Company calculates the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. The Company immediately recognizes the incremental value as compensation cost for vested awards and recognizes, on a prospective basis over the remaining requisite service period, the sum of the incremental compensation cost and any remaining unrecognized compensation cost for the original award on the modification date.

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

Recently Issued Accounting Pronouncements

See the sections titled “Recently adopted accounting pronouncements” in Note 2(cc) and “Recently issued accounting pronouncements” in Note 2(dd) to the Company’s consolidated financial statements for the year ended December 31, 2022, appearing elsewhere herein.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Current Auditor

On September 9, 2022, our Audit Committee approved the engagement of Wolf & Company, P.C. as our independent registered public accounting firm. Wolf & Company re-audited our financial statements for the year ended December 31, 2021, and audited our financial statements for the year ended December 31, 2022. During the two fiscal years ended December 31, 2022 and 2021 and through the subsequent interim period to the date of this Form 10-K, neither the Company, nor anyone on its behalf, consulted with Wolf & Company regarding any accounting or auditing issues involving the Company, including (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Former Auditors

On August 8, 2022, our former independent registered public accounting firm, Marcum LLP (“Marcum”) notified us in writing that our client-auditor relationship had ceased to be effective as of August 5, 2022. Marcum’s reports on the financial statements for the year ended December 31, 2021, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles but it included an explanatory paragraph concerning the uncertainty of the Company’s ability to continue as a going concern.

In our Form 8-K filed with the SEC on August 12, 2022, we reported that during the fiscal year ended December 31, 2021, and subsequent interim period preceding Marcum’s resignation on August 5, 2022, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. Additionally, during this time period, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K, except that, as previously disclosed in our Form 10-K for the year ended December 31, 2021, and Form 10-Q for the quarterly period ended March 31, 2022, we identified material weaknesses in our internal controls over financial reporting because we did not have a formal process for period end financial closing and reporting, we historically had insufficient resources to conduct an effective monitoring and oversight function independent from our operations and we lacked accounting resources and personnel to properly account for accounting transactions such as the issuance of warrants with a derivative liability component.

On August 12, 2022, we provided Marcum with a copy of the disclosures that we were making in response to Item 4.01 on the Form 8-K and requested that Marcum furnish us with a letter addressed to the SEC stating whether it agrees with our statements contained in the Form 8-K and, if not, stating the respects in which it does not agree.

On August 23, 2022, Marcum provided a letter regarding our disclosure contained in our Form 8-K filed on August 12, 2022, which agreed with our statements made in the third sentence of the preceding paragraph regarding the existence of material weaknesses in our internal control over financial reporting; however, Marcum disagreed regarding the description of such material weaknesses. Marcum indicated that the material weaknesses as disclosed in our Form 10-K for the year ended December 31, 2021, and Form 10-Q for the quarterly period ended March 31, 2022, were as follows: (i) a lack of accounting resources required to fulfill US GAAP and SEC reporting requirements; (ii) a lack of comprehensive US GAAP accounting policies and financial reporting procedures; (iii) lack of adequate procedures and controls to appropriately account for accounting transactions including liability and the valuation allowance on the deferred tax asset relating to the net operating losses; and (iv) a lack of segregation of duties given the size of the finance and accounting team. In addition, Marcum stated that our disclosure did not include any reference to its resignation because of the impairment of its independence. Finally, Marcum indicated that our disclosure did not provide disclosure of a reportable event under Item 304(a)(1)(v)(C) of Regulation S-K, as Marcum indicated that information had come to its attention during the time period covered by Item 304(a)(1)(iv) of Regulation S-K, that if further investigated may have caused Marcum to be unwilling to rely on management’s representations or be associated with our financial statements; however, due to the Marcum’s resignation as a result of the impairment of its independence, Marcum did not conduct such further investigation.

With regards to Marcum’s August 23, 2022, letter as it relates to material weaknesses in our internal controls over financial reporting, we believe that we have provided the information required under Item 304(a)(1)(v)(A) in the Form 8-K. With regards Marcum’s statement in its August 23, 2022, letter regarding management’s representations, we respectfully disagree that there were events that occurred that rose to a level that would have impaired independence, or there was information, if further investigated, would require disclosure under Item 304(a)(1)(v)(C). Prior to its resignation, Marcum did not inform the Audit Committee of the information stated in their letter and if they had done so, we believe that we would have addressed any issues Marcum would have raised with the Audit Committee to the satisfaction of Marcum. A copy of Marcum’s letter to the SEC required by Item 304(a) of Regulation S-K is included as Exhibit 16.1 to the registration statement of which this report forms a part.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the material weaknesses identified in our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (United States) Auditing Standard No. 5) or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on such assessment, management concluded that as of December 31, 2022, our internal control over financial reporting was not effective. Management has identified the following material weakness:

In connection with the audit of our financial statements for the years ended December 31, 2022 and 2021, we identified material weaknesses in our internal controls over financial reporting because we did not have a formal process for period end financial closing and reporting, we historically had insufficient resources to conduct an effective monitoring and oversight function independent from our operations and we lack accounting resources and personnel to properly account for accounting transactions such as the issuance of warrants with a derivative liability component. In particular, the material weaknesses identified were:

●	a lack of accounting resources required to fulfill US GAAP and SEC reporting requirements;

●	a lack of comprehensive US GAAP accounting policies and financial reporting procedures and personnel;

●	a lack of adequate procedures and controls to appropriately account for accounting transactions including liability and the valuation allowance on the deferred tax asset relating to the net operating losses; and

●	a lack of segregation of duties given the size of our finance and accounting team.

We have implemented and are continuing to implement various measures to address the material weaknesses identified; these measures include:

●	as of June 30, 2022, upon separation with our former Chief Financial Officer, our Director of Financial Reporting, a CPA (Illinois) in 2021 who is experienced with public company reporting and is conversant in US GAAP and SEC accounting issues, was promoted to Interim Chief Financial Officer. Effective January 1, 2023, our Interim Chief Financial Officer was promoted to our full time Chief Financial Officer. With this hire we are continuing to address our ongoing development of our comprehensive US GAAP accounting policies, financial reporting procedures and internal controls over financial reporting;

●	retaining independent US GAAP consulting services to assist with the accounting treatment of complex financial instruments; and

●	engaged an independent US based tax consulting firm.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2022 other than as noted above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages of our current directors and executive officers as of February 1, 2023. The number of directors is fixed at five and is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. There are currently four members on our Board of Director. Our directors receive compensation in the form of cash and equity grant for their services on the Board of Directors.

Name	Age	Position(s)
Executive Officers
James G. Cullem, J.D.	54	Chief Executive Officer, Chief Business Officer, Senior Vice President, Corporate Development and Director
Joan Brown	69	Chief Financial Officer and Director of Financial Reporting
Thomas H. Jensen	44	Senior Vice President, Investor Relations and Director
Steen Knudsen, Ph.D.	61	Chief Scientific Officer
Marie Foegh, M.D.	80	Chief Medical Officer
Non-Employee Directors
David Roth, M.D. (1)	60	Director
Gerald McLaughlin (2)	55	Director

(1)	Member of our compensation committee and nominating and corporate governance committee.

(2)	Chair of our audit committee, compensation committee and nominating and corporate governance committee.

Business Experience

Executives

James G. Cullem, J.D. was appointed to the Board of Directors on July 7, 2022. Mr. Cullem has been our Interim Chief Executive Officer since June 2022, and our Chief Business Officer and Senior Vice President, Corporate Development since July 2021. Mr. Cullem is an experienced biotechnology executive and previously served as the Vice President, Corporate Development of our predecessor from August 2014 to September 2019. From 2017 to 2020, Mr. Cullem was the co-founder and a board member of 2X-Oncology, Inc. (later Oncology Venture US, Inc.), our subsidiary. From July 2014 to September 2018, he was the Vice President of Corporate Development of the Medical Prognosis Institute, an international precision medicine company with a mission to help find personalized cures for cancer. He brings 20+ years of diverse experience in life sciences organizational management, business development & licensing, intellectual property & technology transfer/commercialization, partnership creation/management, and strategic planning as a member of executive teams. During his tenure, Mr. Cullem has been responsible for the identification and acquisition of most of our lead clinical oncology assets, including big pharma therapeutics dovitinib (from Novartis) and stenoparib (from Eisai). He leads the company’s business development discussions as well as clinical program out-licensing and partnership negotiations, both in the U.S. and worldwide. Mr. Cullem has experience in designing and negotiating a broad span of life science deals, has founded and led several early-stage biotech companies, and is a catalyst for businesses taking the next step in the fields of precision medicine and predictive/companion diagnostics, novel drug targets, proteomics and genomics, and clinical-stage cancer therapeutic development. He holds a B.S. degree in Biochemistry from The University of California at Davis, a Juris Doctorate (JD) degree from The University of New Hampshire Franklin Pierce School of Law, specializing in patent & I.P. law, and is a registered patent attorney before the United States Patent & Trademark Office. Based on the above qualifications and Mr. Cullem’s extensive experience in business development within the life sciences industry, the Company believes that Mr. Cullem is well qualified to serve on our Board of Directors.

Joan Brown. Ms. Brown has been our Interim Chief Financial Officer since July 2022 and has served as our Director of Financial Reporting since September 21, 2021. From June 2016 to May 2021, Ms. Brown provided financial reporting services as a consultant to various publicly listed and private companies, including as our financial reporting consultant (contract) from September 2020 to April 2021. Ms. Brown’s consulting experience includes public company reporting in accordance with US GAAP and IFRS, SEC correspondence, tax compliance, and audit and operations support. From August 2018 to May 2019, Ms. Brown was a senior manager at MNP, LLP, Chartered Professional Accountants, a chartered accounting firm in Vancouver, B.C., Canada, where she was responsible for auditing Canadian and US publicly listed companies pursuant to the requirements of CPAB and PCAOB, respectively. From November 2014 to May 2016, Ms. Brown was a director of Prudential Supervision for the Financial Institutions Commission (FICOM) in Vancouver, B.C., Canada. Ms. Brown received her degree in Business Administration from Simon Fraser University in 1986, and is a Chartered Accountant in Canada (CPA, CA) (since 1998) and a Registered Certified Public Accountant licensed in the State of Illinois (since 2004).

Thomas H. Jensen was appointed to the Board of Directors on July 7, 2022. Mr. Jensen has been our Senior Vice President, Investor Relations since July 2022, and was previously our Senior Vice President, Information Technology since July 2021, and the Senior Vice President, Information Technology of Allarity Therapeutics A/S, our predecessor, since June 2020. Since January 2006, Mr. Jensen has served as the Chief Technology Officer of the Medical Prognosis Institute. Mr. Jensen previously served as the Chief Technology Officer of our predecessor from 2004 to June 2020. Mr. Jensen co-founded Allarity Therapeutics A/S in 2004. Mr. Jensen also established and currently leads our laboratories in Denmark. Alongside nurturing our global laboratories, Mr. Jensen is instrumental in building our investor relations operations, securing operational financing, and fostering the business growth of Allarity Therapeutics. Amongst Mr. Jensen’s accolades are his inventions of molecular biological guidelines combined with techniques for high quality reproducible RNA extraction and downstream processing. This allows for high resolution analysis of cancer patients’ biopsies. Mr. Jensen’s inventions are an important foundation of the DRP® -Drug Response Prediction platform. Mr. Jensen holds a Bachelor of Science degree in Biology from the Technical University of Denmark and conducted further studies in Biology at the University of Copenhagen. The Company believes that Mr. Jensen is well qualified to serve on our Board of Directors based on the above qualifications and his experience in investor relations, business operations and strong track record with the ongoing development of the Company.

Steen Knudsen, Ph.D. has been our Chief Scientific Officer since July 2021. Dr. Knudsen is a co-founder of our predecessor Allarity Therapeutics A/S and the inventor of DRP®, the Drug Response Prediction Platform, which is our core technology and companion diagnostics platform, and was the Chief Scientific Officer of Allarity Therapeutics A/S since 2006. Dr. Knudsen is also a former Professor of Systems Biology with extensive expertise in mathematics, bioinformatics, biotechnology, and systems biology. He co-founded our predecessor in 2004 and served as its CEO from 2004 to 2006. Dr. Knudsen also previously served as a member on our predecessor’s Board of Directors from 2016 to 2020. In addition, Dr. Knudsen also currently serves as the Chief Executive Officer of MPI, Inc., our operating subsidiary in the U.S. Dr. Knudsen holds an M.Sc. degree in Engineering from the Technical University of Denmark and a Ph.D. degree in Microbiology from the University of Copenhagen. He received Postdoctoral training in computational biology from Harvard Medical School.

Marie Foegh, M.D. has been our Chief Medical Officer since July 2021. Dr. Foegh was the Chief Medical Officer of Allarity A/S, our predecessor, since January 2018, and previously served as Chief Medical Officer of our subsidiary, 2X-Oncology, Inc. (later Oncology Venture US, Inc.) from 2016 to 2018. Dr. Foegh brings thirty years of experience in the pharmaceutical and biotechnology industries to our senior management team and has a strong track record leading successful clinical development of therapeutics, including regulatory and medical affairs. She is also Adjunct Clinical Professor at Georgetown University, Department of Medicine and Adjunct Professor at New York Medical College, Department of Pharmacology. Dr. Foegh was the Chief Medical Officer and cofounder of Ell Imaging, LLC, an ultrasound device company, from 2014 to 2016. She serves as the Chair of the Board of Directors at the device company, Injecto A/S, since 2014. Dr. Foegh leads clinical development of our current precision medicine oncology pipeline, including our lead assets stenoparib, dovitinib, and IXEMPRA®. Dr. Foegh previously led the successful development and regulatory approval of more than 10 novel drug products in the U.S. and U.K., within oncology, endocrinology and cardiology. Dr. Foegh has fluency in regulatory interactions with the FDA and EMEA, including INDs, NDAs, IDEs (for predictive biomarkers and/or companion diagnostics), and product issues. She also manages interactions with the oncology key opinion leaders including our Scientific Advisory Board. Dr. Foegh holds both a Medical Doctorate (M.D.) degree and a Doctorate of Science (Dr.Sc.) degree from Copenhagen University, Denmark, and is a member of the American College of Physicians (ACP), American Medical Association (AMA), the American Society of Clinical Oncology, and the American College of Obstetricians and Gynecologists (ACOG).

Non-Employee Directors

David A. Roth, M.D. was appointed to the Board of Directors in July 2022. Dr. Roth is currently the Chief Medical Officer of Syros Pharmaceuticals, Inc. (Nasdaq: SYRS) since December 2015. Dr. Roth has served in numerous executive management positions, including as Chief Medical Officer, executive vice president and senior vice president with Infinity Pharmaceuticals, Inc., and as Vice President of Early Development and interim Co-head of Clinical Development with Pfizer Inc. in its oncology business unit. Prior to joining the pharmaceutical industry, Dr. Roth’s experience included over ten years in research and clinical practice as an academic hematologist, and he served on the full-time faculty at Harvard Medical School and Beth Israel Deaconess Medical Center in Boston. Dr. Roth completed his fellowship in Hematology and Oncology at the New England Medical Center in Boston, and his residency at the New England Deaconess Hospital in Boston. Dr. Roth received his Bachelor of Science degree from the Massachusetts Institute of Technology and his medical degree from Harvard Medical School in the Harvard-M.I.T. Division of Health Sciences and Technology. As an accomplished academic researcher and physician-scientist with more than 25 years of experience in corporate leadership positions in the biotechnology industry and academic clinical research and based on Dr. Roth’s strong track record of successful oncology and hematology drug development, including in areas of biomarker-directed targeted therapies, the Company believes Dr. Roth is qualified to serve on our Board of Directors.

Gerald McLaughlin was appointed to the Board of Directors in October 2022 and has been our Chairman since January 2023. Mr. McLaughlin has extensive experience serving as a senior executive and board member in the biopharmaceutical industry, including financings, mergers & acquisitions, licensing, product development, commercialization, lifecycle management, and operations. Mr. McLaughlin is currently the chief executive officer and board member of Life Biosciences LLC, a biotechnology company, since 2021. Previously, Mr. McLaughlin was the President and CEO for Neos Therapeutics, Inc., a commercial stage pharmaceutical company from 2018 to 2021. He also served as president and CEO of AgeneBio, Inc., a clinical-stage biopharmaceutical company developing therapies for neurological and psychiatric diseases from 2014 to 2018. Mr. McLaughlin holds a B.A. in Economics from Dickinson College and an MBA from the Villanova School of Business. Based on the above qualifications and Mr. McLaughlin’s extensive experience in leading operational and executive management roles in the life sciences industry, the Company believes Mr. McLaughlin is well qualified to serve on our Board of Directors.

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

Director Independence

As required under the Nasdaq listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. Our Board of Directors consults with our legal counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in Nasdaq listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant identified transactions or relationships between each of our directors, or any of his or her family members, and the Company, its senior management and its independent auditors, our Board of Directors affirmatively determined that all of our directors, except Messrs. Cullem and T. Jensen who are not considered independent because they are our executive officers, are independent directors as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules.

Role of the Board of Directors and Composition

Our Board of Directors oversees and provides guidance for our business and affairs. Our Board of Directors oversees the development of our strategy and business planning process and management’s implementation of them and oversees management. Mr. McLaughlin serves as Chair of our Board of Directors. The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance, counseling, and direction to our management. Our Board of Directors meets on a regular basis and additionally as required under the Nasdaq rules.

In accordance with the terms of our Bylaws, subject to the rights of holders of any series of preferred stock, the Board of Directors may establish the authorized number of directors from time to time by resolution. The Board of Directors consists of four members and is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. Our Board of Directors is divided into the following classes:

●	Class I, consists of Mr. Jensen;

●	Class II, consists of Dr. Roth and Mr. McLaughlin; and

●	Class III, consists of Mr. Cullem.

Board of Directors Leadership Structure

The positions of Chairman of our Board of Directors and Chief Executive Officer are separated. The Chairman of our Board of Directors has authority, among other things, to call and preside over Board of Directors meetings, to set meeting agendas and to determine materials to be distributed to our directors. The Chairman has substantial ability to shape the work of our Board of Directors. We believe that separation of the positions of chairman and chief executive officer reinforces the independence of our Board of Directors in its oversight of our business and affairs. In addition, we believe that separation of the positions of chairman and chief executive officer creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of our Board of Directors to monitor whether management’s actions are in our best interests and in the best interests of our stockholders. As a result, we believe that having the positions of chairman and chief executive officer separated can enhance the effectiveness of our Board of Directors as a whole.

In addition, we have a separate chair for each committee of our Board of Directors. The chair of each committee is expected to report to our Board of Directors from time to time, or whenever so requested by our Board of Directors, on the activities of the committee he or she chairs in fulfilling its responsibilities as detailed in its respective charter or specify any shortcomings should that be the case.

Board of Directors Diversity

Our Board of Directors is committed to fostering a diversity of backgrounds and perspectives so that our Board of Directors positions our company for the future. The members of our Board of Directors represent a mix of ages, genders, races, ethnicities, geographies, cultures, and other perspectives that we believe expand our Board of Directors’ understanding of the needs and viewpoints of our partners, employees, stockholders, and other stakeholders. The matrix below provides certain information regarding the composition of our Board of Directors as of the date of this report. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Stock Market Rule 5605(f).

Board of Directors Diversity Matrix

	Female	Male
Part I: Gender Identity
Directors	0	4
Part II: Demographic Background
African American or Black	0	0
White	0	4

Director Independence

As required under the Nasdaq listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. Our Board of Directors consults with our legal counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in Nasdaq listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant identified transactions or relationships between each of our directors, or any of his or her family members, and the Company, its senior management and its independent auditors, our Board of Directors affirmatively determined that all of our directors, except Messrs. Cullem and T. Jensen who are not considered independent because they are our executive officers, are independent directors as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules.

2023 Change in Board of Directors

On January 19, 2023, Mr. Moore and Ms. Maderis resigned as directors, including their positions on each committee on which they serve and, effective February 4, 2023, Mr. Soren Gade Jensen also resigned all of his board positions. The resignations by Messrs. Moore and Jensen, and Ms. Maderis are for personal reasons and not due to any disagreement with the Company’s management team or the Company’s Board on any matter relating to the operations, policies or practices of the Company or any issues regarding the Company’s accounting policies or practices. As a result of the resignations by Mr. Moore and Ms. Maderis, on January 19, 2023, the Board of the Company decreased the fixed number of authorized directors on the Board from seven to five. In addition, Mr. McLaughlin was appointed as chairperson of the Board and as a member of the Nominating Committee. Dr. Roth, was appointed as a member of the Compensation Committee and a member of the Nominating Committee.

Board of Directors Committees

Our Board of Directors has established an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee comprised of the members identified below. The Board of Directors has also adopted charters for each of these committees, which comply with the applicable requirements of current SEC and Nasdaq rules. Copies of the charters for each committee are available at www.allarity.com. Our Board of Directors has determined that all committee members are independent under applicable Nasdaq and SEC rules for committee memberships.

Board of Directors Oversight of Risk

One of the key functions of our Board of Directors is informed oversight of our risk management process. Our Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through various standing committees of our Board of Directors that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements and reviews our information technology and data security policies and practices and assesses cybersecurity related risks. The Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance practices, including oversight of processes and procedures designed to prevent illegal or improper conduct. The Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Audit Committee

The Audit Committee consists of Mr. McLaughlin whom the Board of Directors has determined satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of the Audit Committee is Dr. McLaughlin, who the Board of Directors has determined is an “Audit Committee financial expert” within the meaning of SEC regulations. Each member of the Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board of Directors has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The primary purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling the Board of Directors’ responsibility to our stockholders relating to our accounting and financial reporting practices, system of internal controls, the audit process, the quality and integrity of our financial reporting, and our process for monitoring compliance with laws and regulations and our code of conduct. Specific responsibilities of the Audit Committee are to:

●	Appoint, compensate, and oversee the work of any independent auditor;

●	Resolve any disagreements between management and the independent auditor regarding financial reporting;

●	Pre-approve all audit and permitted non-audit services by the independent auditor;

●	Retain independent counsel, independent registered accounting firm, or other advisors or consultants to advise and assist the Audit Committee in carrying out its duties, without needing to seek approval for the retention of such advisors or consultants from the Board of Directors, and determine the appropriate compensation for any such advisors or consultants retained by the Audit Committee;

●	Seek any information it requires from our employees or any direct or indirect subsidiary of ours (each, a “Subsidiary”), all of whom are directed to cooperate with the Audit Committee’s requests, or external parties;

●	Meet with any of our officers or employees (or officers or employees of any Subsidiary), our independent auditor or outside counsel, as necessary, or request that any such persons meet with any members of, or advisors or consultants to, the Audit Committee; and

●	Oversee that management has established and maintained processes to assure our compliance with applicable laws, regulations and corporate policy.

Compensation Committee

The Compensation Committee consists of Dr. Roth and Mr. McLaughlin. The chair of the Compensation Committee is Mr. McLaughlin. The Board of Directors has determined that each member of the Compensation Committee is independent under the Nasdaq listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The primary purpose of the Compensation Committee is to discharge the responsibilities of the Board of Directors relating to compensation of our directors and executive officers, to assist the Board of Directors in establishing appropriate incentive compensation and equity-based plans and to administer such plans, and to oversee the annual process of evaluation of the performance of our management. Specific responsibilities of the Compensation Committee are to:

●	Establish a compensation policy for executive officers designed to (i) enhance our profitability and increase stockholder value, (ii) reward executive officers for their contribution to our growth and profitability, (iii) recognize individual initiative, leadership, achievement, and other contributions and (iv) provide competitive compensation that will attract and retain qualified executives.

●	Subject to variation where appropriate, the compensation policy for executive officers shall include (i) base salary, which shall be set on an annual or other periodic basis, (ii) annual or other time or project based incentive compensation, which shall be awarded for the achievement of predetermined financial, project, research or other designated objectives applicable to us as a whole and of the executive officers individually and (iii) long-term incentive compensation in the forms of equity participation and other awards with the goal of aligning, where appropriate, the long-term interests of executive officers with those of our stockholders and otherwise encouraging the achievement of superior results over an extended time period.

●	Review competitive practices and trends to determine the adequacy of the executive compensation program.

●	Annually review and recommend to the Board of Directors corporate goals and objectives relevant to CEO compensation, evaluate the CEO’s performance in light of those goals and objectives, and recommend to the Board of Directors the CEO’s compensation levels based on this evaluation; the CEO may not be present during any deliberations or voting with respect to the CEO’s compensation.

●	Annually review and approve compensation of our executive officers other than the CEO.

●	Annually review and approve compensation of our directors, including with respect to any equity-based plan.

●	As deemed necessary or appropriate, approve employment contracts, severance arrangements, change in control provisions and other agreements.

●	Approve and administer cash incentives and deferred compensation plans for executive officers (including any modification to such plans) and oversight of performance objectives and funding for executive incentive plans.

●	Approve and oversee reimbursement policies for directors and executive officers.

●	Periodically review and make recommendations to the Board of Directors with respect to equity-based plans that are subject to approval by the Board of Directors. The Compensation Committee shall oversee our compliance with the requirement under Nasdaq rules that, with limited exceptions, stockholders approve equity compensation plans. Subject to such stockholder approval, or as otherwise required by the Exchange Act, or other applicable law, the Compensation Committee shall have the power to manage all equity-based plans.

●	If we are required by applicable Securities and Exchange Commission (“SEC”) rules to include a Compensation Discussion and Analysis (“CD&A”) in our SEC filings in the future, review the CD&A prepared by management, discuss the CD&A with management and, based on such review and discussions, recommend to the Board of Directors that the CD&A be included in our Annual Report on Form 10-K, proxy statement, or any other applicable filing as required by the SEC.

●	Review all compensation policies and practices for all employees to determine whether such policies and practices create risks that are reasonably likely to have a material adverse effect on our business or financial condition.

●	Recommend to the Board of Directors that our stockholders approve, on an advisory basis, the compensation of our named executive officers, as disclosed in our proxy statement, if such proposal will be contained in the proxy statement.

●	Recommend to the Board of Directors the frequency of holding a vote on the compensation of our named executive officers, if such proposal will be contained in our proxy statement.

●	Periodically review executive supplementary benefits and, as appropriate, our retirement, benefit, and special compensation programs involving significant cost.

●	Make regular reports to the Board of Directors.

●	Annually review and reassess the adequacy of the Compensation Committee Charter and recommend any proposed changes to the Board of Directors for approval.

●	Annually evaluate its own performance.

●	Oversee the annual process of performance evaluations of our management.

●	Fulfill such other duties and responsibilities as may be assigned to the Compensation Committee, from time to time, by the Board of Directors and/or the Chairman of the Board of Directors.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Dr. Roth and Mr. McLaughlin. The chair of the Nominating and Corporate Governance Committee is Mr. McLaughlin. The Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent under the Nasdaq listing standards.

The primary purpose of the Nominating and Corporate Governance Committee is (1) to assist the Board of Directors by identifying qualified candidates for director, and to recommend to the Board of Directors the director nominees for the next annual meeting of stockholders; (2) to lead the Board of Directors in its annual review of the Board of Directors’ performance; (3) to recommend to the Board of Directors director nominees for each Board of Directors committee; and (4) to develop and recommend to the Board of Directors our corporate governance guidelines. Specific responsibilities of the Nominating and Corporate Governance Committee are to:

●	Evaluate the current composition, organization, and governance of the Board of Directors and its committees and make recommendations to the Board of Directors for approval.

●	Annually review for each director and nominee, the experience, qualifications, attributes, or skills that contribute to the Board of Directors’ conclusion that the person should serve or continue to serve as one of our directors, as well as how the directors’ skills and background enable them to function well together as a Board of Directors.

●	Determine desired member skills and attributes and conduct searches for prospective directors whose skills and attributes reflect those desired. Evaluate and propose nominees for election to the Board of Directors. At a minimum, nominees for service on the Board of Directors must meet the threshold requirements set forth in the Nominating and Corporate Governance Committee Policy Regarding Qualifications of Directors. Each nominee will be considered both on his or her individual merits and in relation to existing or other potential members of the Board of Directors, with a view to establishing a well-rounded, diverse, knowledgeable, and experienced Board of Directors.

●	Administer the annual Board of Directors’ performance evaluation process, including conducting surveys of director observations, suggestions, and preferences.

●	Evaluate and make recommendations to the Board of Directors concerning the appointment of directors to Board of Directors’ committees, the selection of Board of Directors committee chairs, and proposal of the slate of directors for election to the Board of Directors.

●	Consider bona fide candidates recommended by stockholders for nomination for election to the Board of Directors in accordance with Section 2.12 of our Bylaws.

●	As necessary in the Nominating and Corporate Governance Committee’s judgment from time to time, retain and compensate third-party search firms to assist in identifying or evaluating potential nominees to the Board of Directors.

●	Evaluate and recommend termination of membership of individual directors in accordance with the Board of Directors’ governance principles, for cause or for other appropriate reasons.

●	Oversee the process of succession planning for the Chief Executive Officer and as warranted, other senior officers.

●	Develop, adopt and oversee the implementation of a Code of Business Conduct and Ethics for all directors, executive officers and employees.

●	Review and maintain oversight of matters relating to the independence of the Board of Directors and committee members, keeping in mind the independence standards of the Sarbanes-Oxley Act of 2002 and applicable Nasdaq rules.

●	Oversee and assess the effectiveness of the relationship between the Board of Directors and our management.

●	Form and delegate authority to subcommittees when appropriate, each subcommittee to consist of one or more members of the Nominating and Corporate Governance Committee. Any such subcommittee, to the extent provided in the resolutions of the Nominating and Corporate Governance Committee and to the extent not limited by applicable law, shall have and may exercise all the powers and authority of the nominating and corporate governance committee.

●	Make regular reports to the Board of Directors concerning its activities.

●	Annually review and reassess the adequacy of the Nominating and Corporate Governance charter and the appendices thereto and recommend any proposed changes to the Board of Directors for approval.

●	Annually evaluate its own performance.

●	Maintain appropriate records regarding its process of identifying and evaluating candidates for election to the Board of Directors.

●	Fulfill such other duties and responsibilities as may be assigned to the Nominating and Corporate Governance Committee, from time to time, by the Board of Directors and/or the Chairman of the Board of Directors.

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

Board of Directors Diversity

Our Board of Directors desires to seek members from diverse professional backgrounds who combine a strong professional reputation and knowledge of our business and industry with a reputation for integrity. Our Board of Directors does not have a formal policy with respect to diversity and inclusion but is in the process of establishing a policy on diversity. Diversity of experience, expertise and viewpoints is one of many factors the Nominating and Corporate Governance Committee considers when recommending director nominees to our Board of Directors. Further, our Board of Directors is committed to actively seeking highly qualified women and individuals from minority groups to include in the pool from which new candidates are selected. Our Board of Directors also seeks members that have experience in positions with a high degree of responsibility or are, or have been, leaders in the companies or institutions with which they are, or were, affiliated, but may seek other members with different backgrounds, based upon the contributions they can make to our company. We believe that our current board composition reflects our commitment to diversity in the areas of gender and professional background.

Code of Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. We will provide any person, without charge, a copy of our Code of Conduct upon written request to Investor Relations, Allarity Therapeutics, Inc., 24 School Street, 2nd Floor, Boston, Massachusetts 02108. The Code of Conduct is available at the Investors section of our website at www.allarity.com. Information contained on or accessible through this website is not a part of this report, and the inclusion of such website address in this report is an inactive textual reference only. Any amendments to the Code of Conduct, or any waivers of its requirements, are expected to be disclosed on its website to the extent required by applicable SEC and Nasdaq rules and requirements.

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

Delaware law and our bylaws provide that we will, in certain situations, indemnify our directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

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

We anticipate maintaining a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in the Certificate of Incorporation and bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the most recent fiscal year, we believe that all reports required by Section 16(a) for transactions in the year ended December 31, 2022, were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company we will be exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our President and Chief Executive Officer to the median of the annual total compensation of all of its employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Act.

Overview

The Compensation Committee of our Board of Directors assists in discharging our Board of Directors’ responsibilities regarding the compensation of our executive officers and of our Board of Directors members. The Compensation Committee is currently comprised of the following two non-employee members of our Board of Directors: Mr. Roth and Mr. McLaughlin.

2022 Named Executive Officer Compensation

The table below shows the compensation awarded to or paid to or earned by our named executive officers for the years ended December 31, 2022 and 2021. Messrs. Carchedi and Knudsen resigned as officers of the Company in June 2022. Upon their departure, Mr. Cullem, our Chief Business Officer, was appointed to also serve as our Chief Executive Officer and Ms. Brown, our Director of Financial Reporting, was appointed to also serve as Chief Financial Officer.

Summary Compensation Table

The following table provides information regarding total compensation awarded to, earned by, and paid to our named executive officers for services rendered to the Company in all capacities for the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary*		Bonus(1)*	Option Awards(2)*	All Other Compensation ($)*		Total*
Steve R. Carchedi,	2021	$427,083		$225,000	$3,796,636	$17,500	(4)	$4,466,219
former Chief Executive Office(3)	2022	$281,310		$—	—	$251,049	(5)	$532,359

Jens E. Knudsen,	2021	$253,125	(6)	$80,500	$249,718	—		$583,343
former Chief Financial Officer(3)	2022	$194,013		$—	$—	$139,620	(7)	$333,633

Marie Foegh,	2021	$291,600		$132,480	$866,188	—		$1,290,268
Chief Medical Officer	2022	$340,309		$—	$—	—		$340,309

James G. Cullem,	2021	$237,938		118,910	$1,474,234	—		$1,831,082
Chief Executive Officer, Chief Business Officer(8)	2022	$343,410		$—	$—	—		$343,410

Joan Brown	2021	$44,950		$9,600	$—	$62,000	(10)	116,550
Chief Financial Officer, Director of Financial Reporting(9)	2022	$180,000		$—	$—	—		$180,000

*	All compensation amounts are in full numbers and not presented in $1,000’s.

(1)	The bonuses reported in this column for 2021 consist of cash payments and were earned in 2021 and paid in 2022.

(2)	The amounts reported in this column represent the aggregate grant date fair value of service-based option grants awarded to the named executive officer during 2022 and 2021, calculated based on a Black Scholes model. Such grant date fair values do not consider any estimated forfeitures related to service-vesting conditions. This calculation assumes that the named executive officer will perform the requisite service for the award to vest in full as required by SEC rules. The assumptions used in calculating the grant date fair values of the equity awards reported in this column are set forth in Note 18 of the Audited Consolidated Financial Statements for the twelve months ended December 31, 2021, appearing in our Form 10-K. The amounts reported in this column reflect the accounting cost for these equity awards and do not correspond to the actual economic value that may be realized by named executive officers upon the vesting of the stock options, the exercise of the stock options or the sale of the securities underlying such stock options.

(3)	Resigned in June 2022.

(4)	Consists of life insurance premiums.

(5)	Consists of consulting fees, and severance payment of $233,549.

(6)	Mr. Knudsen was appointed as Chief Financial Officer in November 2020. Total compensation reflects pro-rata compensation since appointment in November 2020.

(7)	Consists of severance payment of $139,620.

(8)	Appointed as Chief Executive Officer in June 2022.

(9)	Appointed as Interim Chief Financial Officer in June 2022.

(10)	Consists of consulting fees.

Outstanding Equity Awards as of December 31, 2022

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2022.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (USD)	Option Expiration Date

James G. Cullem,	09/24/2019	28,191	—	(2)	—	13.30	09/21/2029
Chief Executive Officer, Chief Business Officer	11/24/2021	80,543	52,782	(1)		5.19	03/11/2026

Joan Brown	—	—	—		—		—
Chief Financial Officer, Director of Financial Reporting

Marie Foegh Chief Medical Officer	11/24/2021	47,315	31,020	(1)	—	5.19	11/23/2026

(1)	This option vests as to 25% on November 24, 2021, the grant date, and the remaining 75% vests over 36 months.

(2)	This option vests 25% on grant, 25% 12 months from grant, 25% 18 months from grant and 25% 24 months from grant & balance on listing on the Nasdaq Stock Market. The Company listed on Nasdaq Stock Market on December 2021 resulting in the options becoming fully vested.

Pension Benefits

The Company maintains a 401(k) Plan for its full-time employees in the U.S. The 401(k) Plan allows employees of the Company to contribute up to the Internal Revenue Code prescribed maximum amount. Employees may elect to contribute from 1 to 100 percent of their annual compensation to the 401(k) Plan. The 401(k) Plan includes a 3% safe harbor contribution. Both employee and employer contributions vest immediately upon contribution. During fiscal year ended December 31, 2022, the Company did not make a contributions to the 401(k) Plan.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, nor earn any benefits under, a nonqualified deferred compensation plan during the fiscal year ended December 31, 2022.

Employment Agreements and Arrangements

As of the year ended December 31, 2022, we had an employment or consultancy agreement with each of the following named executive officers, Mr. Cullem, Ms. Foegh and Ms. Brown. The employment or consultancy agreement with each of the following individuals provides for the initial annual base salary as of December 31, 2022, current base salary and bonus set forth below. With the departure of Mr. Carchedi, the Board of Directors appointed James G. Cullem, the Company’s Chief Business Officer, to also serve as the interim Chief Executive Officer of the Company, effective as of June 29, 2022, and a director of the Company. In connection with Mr. Cullem’s new position as interim Chief Executive Officer, the Company increased his base salary from $270,250 to $350,000. In addition, with the departure of Mr. Knudsen, the Board of Directors appointed Joan Brown, the Company’s Director of Financial Reporting, to also serve as the interim Chief Financial Officer of the Company effective as of June 29, 2022. In connection with Ms. Brown’s additional position, the Company increased her salary from $160,000 to $200,000.

Named Executive Officers and Position	Annual Base Salary as of December 31, 2022 ($)*	Proposed Annual Base Salary ($)*

James G. Cullem, Chief Executive Officer, Chief Business Officer(1)	$350,000	$425,000	(3)
Joan Brown, Chief Financial Officer(2) Director of Financial Reporting	$200,000	$250,000	(3)
Marie Foegh, Chief Medical Officer	$331,200	$331,200

*	All compensation amounts are in full numbers and not presented in $1,000’s.

(1)	Appointed Chief Executive Officer in June 2022.

(2)	Appointed Chief Financial Officer in June 2022.

(3)	Proposed Annual Base Salary under employment agreements entered into in January 2023 (see below section titled “2023 Compensation Decisions”

Named Executive Officer	Discretionary Annual Bonus for 2022
Marie Foegh, Chief Medical Officer	up to 40% of annual base salary
James G. Cullem, Chief Executive Officer, Chief Business Officer	up to 40% of annual base salary
Joan Brown, Chief Financial Officer, Director of Financial Reporting	up to 20% of annual base salary

Material Terms of Employment Agreements

During the fiscal year ended December 31, 2022, the Company had an employment agreement with the named executive officers. Unless otherwise indicated, the following material terms of employment agreements applied to all of the named executive officers. The employment agreements with each of the named executive officers provide for at-will employment and may be terminated in writing with 30 days prior written notice. The Chief Executive Officer may accelerate termination after notice; however, the employee will still be paid as if they worked the full 30 days. In the event of change of control (as defined below in the 2021 Equity Incentive Plan, or any other change in control of us similar in effect to that definition) the employment agreement provides for 12 months’ pay at the base salary. If the employment agreement is terminated voluntarily by an employee without good reason, by us for cause, or because of the employee’s incapacity, salary and benefits will cease at the effective date of termination. The named executive will have no duty to attempt to mitigate the severance pay amounts payable by us by seeking employment or otherwise, and no amounts earned from other employment shall reduce the amounts due.

James G. Cullem. In the event the employment agreement with Mr. Cullem is terminated without cause by us or for good reason by Mr. Cullem, the employment agreement provides for severance payment equal to 8 months’ pay at the base salary rate.

Marie Foegh. In the event the employment agreement with Ms. Foegh is terminated without cause by us or for good reason by Ms. Foegh, the employment agreement provides for severance payment equal to 6 months’ pay at the base salary rate.

Bonus and Annual Bonus Plan

Our executive officers are entitled to bonuses subject to and pursuant to the terms of their respective employment or consultancy agreement.

Other Benefits

Our employees are eligible to participate in various employee benefit plans, including medical, dental, and vision care plans, flexible spending accounts for health and dependent care, life, accidental death and dismemberment, disability, and paid time off. As of January 1, 2023, the Company pays 100% for health, dental and vision care benefits.

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

2021 Equity Incentive Plan

Our 2021 Plan became effective on December 20, 2021. It was approved by stockholders in connection with the Recapitalization Share Exchange. Our 2021 Plan authorizes the award of stock options, Restricted Stock Awards (“RSAs”), Stock Appreciation Rights (“SARs”), Restricted Stock Units (“RSUs”), cash awards, performance awards and stock bonus awards. We initially reserved 1,211,374 shares of our common stock under the 2021 Plan. The number of shares reserved for issuance under our 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31, or a number as may be determined by our Board of Directors. There was no adjustment to increase on January 1, 2022. Our Board of Directors approved an increase of 5% of the outstanding shares of common stock at December 30, 2022, or 794,892 shares, effective as of January 1, 2023. As a result, as of January 1, 2023, there was a total of 2,006,266 shares of common stock reserved under the 2021 Plan, of which 1,960,266 were available for issuance.

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

As of December 31, 2022, there was an option to purchase 676,949 shares of common stock issued and outstanding.

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

Options. The 2021 Plan provides for the grant of both incentive stock options intended to qualify under Section 422 of the Code, and non-statutory stock options to purchase shares of our common stock at a stated exercise price. Incentive stock options may only be granted to employees, including officers and directors who are also employees. The exercise price of stock options granted under the 2021 Plan must be at least equal to the fair market value of our common stock on the date of grant. Incentive stock options granted to an individual who holds, directly or by attribution, more than 10% of the total combined voting power of all classes of our capital stock must have an exercise price of at least 110% of the fair market value of our common stock on the date of grant. Subject to stock splits, dividends, recapitalizations, or similar events, no more than 7,009,980 shares may be issued pursuant to the exercise of incentive stock options granted under the 2021 Plan.

Options may vest based on service or achievement of performance conditions. Our Compensation Committee may provide for options to be exercised only as they vest or to be immediately exercisable, with any shares issued on exercise being subject to our right of repurchase that lapses as the shares vest. The maximum term of options granted under our 2021 Plan is 10 years from the date of grant, except that the maximum permitted term of incentive stock options granted to an individual who holds, directly or by attribution, more than 10% of the total combined voting power of all classes of our capital stock is five years from the date of grant.

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

Stock appreciation rights. A SAR provides for a payment, in cash or shares of our common stock (up to a specified maximum of shares, if determined by our Compensation Committee), to the holder based upon the difference between the fair market value of our common stock on the date of exercise and a predetermined exercise price, multiplied by the number of shares. The exercise price of a SAR must be at least the fair market value of a share of our common stock on the date of grant. SARs may vest based on service or achievement of performance conditions and may not have a term that is longer than 10 years from the date of grant.

Restricted stock units. RSUs represent the right to receive shares of our common stock at a specified date in the future and may be subject to vesting based on service or achievement of performance conditions. Payment of earned RSUs will be made as soon as practicable on a date determined at the time of grant, and may be settled in cash, shares of our common stock or a combination of both. No RSU may have a term that is longer than 10 years from the date of grant.

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

Dividend equivalents rights. Dividend equivalent rights may be granted at the discretion of our Compensation Committee and represent the right to receive the value of dividends, if any, paid by us in respect of the number of shares of our common stock underlying an award. Dividend equivalent rights will be subject to the same vesting or performance conditions as the underlying award and will be paid only at such time as the underlying award has become fully vested. Dividend equivalent rights may be settled in cash, shares or other property, or a combination thereof as determined by our Compensation Committee.

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

Amendment and termination. Our Board of Directors may amend our 2021 Plan at any time, subject to stockholder approval as may be required. Our 2021 Plan will terminate 10 years from the date our Board of Directors adopts the plan unless it is terminated earlier by our Board of Directors. No termination or amendment of the 2021 Plan may adversely affect any then-outstanding award without the consent of the affected participant, except as is necessary to comply with applicable laws.

Separation Agreements

Effective as of June 29, 2022, Mr. Carchedi resigned from all positions in the Company and all positions of its subsidiaries, including his role of Chief Executive Officer and as a director of the Company. Pursuant to the terms set forth in a letter agreement dated June 24, 2022 (the “Carchedi Separation Agreement”), the termination of Mr. Carchedi’s employment and resignation from his positions are effective June 29, 2022 (the “Carchedi Separation Date”). Under the Carchedi Separation Agreement, Mr. Carchedi will be entitled to his final pay for wages earned through the Separation Date, plus accrued and unused vacation time. In addition, pursuant to the Carchedi Separation Agreement, the Company agreed to provide Mr. Carchedi with certain payments and benefits comprising of: (i) continued payments of his base salary for a certain time period and (ii) COBRA coverage for a certain number of months (“Carchedi Severance Benefits”). In exchange for the Carchedi Severance Benefits, among other things as set forth in the Carchedi Separation Agreement, Mr. Carchedi agreed to a release of claims in favor of the Company and to certain restrictive covenant obligations, and also reaffirmed his commitment to comply with his existing restrictive covenant obligations. In addition, as of the Carchedi Separation Date, Mr. Carchedi’s unvested options were terminated. Mr. Carchedi is entitled to exercise his vested options for a period of 90 days from the Carchedi Separation Date. Thereafter, all vested options will expire. Mr. Carchedi’s resignation as a director was not the result of any dispute or disagreement with the Company or the Company’s Board of Directors on any matter relating to the operations, policies or practices of the Company.

Effective as of June 27, 2022, Mr. J. Knudsen resigned from all positions in the Company, and all positions of its subsidiaries, including his role of Chief Financial Officer of the Company. Pursuant to the terms set forth in a letter agreement dated June 25, 2022 (the “Knudsen Separation Agreement”), the termination of Mr. Knudsen’s employment and resignation from his positions are effective June 27, 2022 (the “Knudsen Separation Date”). Under the Knudsen Separation Agreement, Mr. Knudsen will be entitled to his final pay for wages earned through the Separation Date, plus accrued and unused vacation time. In addition, pursuant to the Knudsen Separation Agreement, the Company agreed to provide Mr. Knudsen with certain payments and benefits comprising of: (i) continued payments of his base salary for a certain time period, and (ii) COBRA coverage for a certain number of months (“Knudsen Severance Benefits”). In exchange for the Knudsen Severance Benefits, among other things as set forth in the Knudsen Separation Agreement, Mr. Knudsen agreed to a release of claims in favor of the Company and to certain restrictive covenant obligations, and also reaffirmed his commitment to comply with his existing restrictive covenant obligations. In addition, as of the Knudsen Separation Date, Mr. Knudsen’s unvested options were terminated. Mr. Knudsen is entitled to exercise his vested options for a period of 90 days from the Knudsen Separation Date. Thereafter, all vested options will expire.

2023 Compensation Decisions

On January 12, 2023, upon the approval of the Compensation Committee of the Board, the Company entered into a new separate employment agreement with Mr. Cullem, our Chief Executive Officer (the “Cullem Employment Agreement”), and Ms. Brown, our Chief Financial Officer, the “Brown Employment Agreement” and together with Cullem Employment Agreement, the “New Employment Agreements”) in connection with the additional executive officer positions that they were appointed to in June 2022.

The effectiveness of the New Employment Agreements are contingent upon the Company securing a new capital raise of at least $7 million dollars by or before February 15, 2023, unless the capital raise requires audited financial statements for the year ending December 31, 2022, then on or before April 30,2023 (a “New Financing”). In the event the New Financing does not occur, Mr. Cullum’s prior employment contract as Chief Business Officer of the Company and Ms. Brown’s employment contract as director of financial reporting of the Company will continue to remain in full force and effect. In the event the New Financing occurs, subject to the survival of any terms as reflected in the Employment agreement, the prior employment agreements will be superseded by the New Employment Agreements.

Under their respective New Employment Agreements, Mr. Cullem and Ms. Brown will, among other things, be (i) entitled to participate in all of the Company’s employee benefit plans and programs as generally maintained and made available to its executive officers by the Company; (ii) eligible for grants of equity compensation as determined at the sole discretion of the Compensation Committee; (iii) entitled to certain severance and change of control benefits contingent upon such employee’s agreement to a general release of claims in favor of the Company following termination of employment; and (iv) entitled to reimbursement of expenses in the course and scope of authorized Company business. In addition, each respective employment agreement includes customary confidentiality and assignment of intellectual property obligations.

Cullem Employment Agreement

The Cullem Employment Agreement provides for an annual base salary of $425,000 (as of January 1, 2023), which, upon agreement by Mr. Cullem and the Board, Mr. Cullem may elect to receive up to $30,000 of such base salary in restricted stock grants in the Company. Any such restricted stock grants will be made quarterly, at the start of each calendar quarter, at the stock fair market value (“FMV”) on the 1st day of each calendar quarter. In addition, commencing with the calendar year 2023, Mr. Cullem will be eligible to receive an annual bonus representing up to 50% of Mr. Cullem’s base salary based on the achievement of individual and corporate performance targets, metrics and/or management-by-objectives to be determined and approved by the Company. The Board has the discretion to pay such annual bonus in restricted stock grants in lieu of cash, depending on the financial circumstances of the Company, at the FMV on the date of grant no later than March 1st of the grant year.

In addition, subject to and concurrently with the closing of a New Financing, the Company agreed to grant Mr. Cullem the following stock options, which will have an exercise price equal to the FMV of the Company’s shares on the grant date and a term of 10 years, and be subject to the vesting schedule provided below:

●	Stock options in the amount of 3.5% of the Company’s issued and outstanding shares of common stock immediately after such closing; provided, however, that such amount will not exceed 50% of the options available to be granted under the Company’s 2021 Equity Incentive Plan (the “Grant Limitation”). In addition, such grant will be subject to any shareholder approval required by law, regulation or applicable listing rule (the “Requisite Approval”) and will vest ratably over a 48-month period commencing July 1, 2022.

●	Stock options for an additional 2.0% of the Company’s issued and outstanding shares of common stock immediately after the closing of such New Financing; provided however, that such grant will not exceed the Grant Limitation and such grant will be subject to any Requisite Approval. Such option grant will provide for 100% vesting upon the completion of a Phase 2 clinical trial involving the Company’s drug candidates, Stenoparib or Dovitinib, in combination with another drug or therapeutic candidate in ovarian cancer, renal cell carcinoma, or other indication or therapy determined by the Company’s Board.

In the event the stock options exceed the Grant Limitation, the Company agreed to seek shareholder approval at its next annual meeting to increase the number of options available under the Company’s 2021 Equity Incentive Plan in order to have sufficient options to cover the grants. In consideration of the grant of new options described above, upon grant of such options, all prior vested and unvested options previously granted to Mr. Cullem (under any prior employment agreement with the Company) will be deemed waived and forfeited by Mr. Cullem and null and void. In the event new stock options are not granted to Mr. Cullem under the Cullem Employment Agreement, all options (vested and unvested) previously granted under prior employment agreements with Company will remain in full force and effect.

The Cullem Employment Agreement can be terminated, in writing with 30 days’ prior written notice, by the Company for or without Cause (as such term is defined in the Cullem Employment Agreement) and Mr. Cullem can resign with or without Good Reason (as such term is defined in the Cullem Employment Agreement). If Mr. Cullem is terminated without Cause or resigns with Good Reason or is terminated by the Company as a result of a Change-of-Control (as such term in defined in the Cullem Employment Agreement), the Company agreed to provide Mr. Cullem with severance pay in an amount equal to 12 months’ pay at Mr. Cullem’s final base salary rate, payable in the form of salary continuation. Such severance payments are conditioned upon Mr. Cullem’s execution and non-revocation of a general release of claims.

Brown Employment Agreement

The Brown Employment Agreement provides for an annual base salary of $250,000 (as of January 1, 2023). In addition, commencing with calendar year 2023, Mr. Brown will be eligible to receive an annual bonus representing up to 40% of Mr. Brown’s base salary based on the achievement of individual and corporate performance targets, metrics and/or management-by-objectives to be determined and approved by the Company. The Board has the discretion to pay such annual bonus in restricted stock grants in lieu of cash, depending on the financial circumstances of the Company, at the stock FMV on the date of grant no later than March 1st of the grant year.

In addition, concurrently with the closing of a New Financing, the Company agreed to grant Ms. Brown stock options in the amount of 0.75% of the Company’s issued and outstanding shares of common stock immediately after the closing, which grant will be subject to any Requisite Approval and granted pursuant to the 2021 Equity Incentive Plan. The exercise price will be the FMV of Company’s shares on the date of grant. The stock options will vest ratably over a 48-month period commencing July 1, 2022, and have a term of 10 years.

The Brown Employment Agreement can be terminated, in writing with 30 days’ prior written notice, by the Company for or without Cause (as such term is defined in the Brown Employment Agreement) and Ms. Brown can resign with or without Good Reason (as such term is defined in the Brown Employment Agreement). If Ms. Brown is terminated without Cause or resigns with Good Reason or is terminated by the Company as a result of Change-of-Control (as defined in the Brown Employment Agreement), the Company agreed to provide Ms. Brown with severance pay in an amount equal to five months’ pay at Ms. Brown’s final base salary rate, payable in the form of salary continuation. Such severance payments are conditioned upon Ms. Brown’s execution and non-revocation of a general release of claims.

Non-Employee Director Compensation

The following table sets forth information concerning the compensation of non-employee directors for services rendered for the year ended December 31, 2022. Mr. Carchedi, our former Chief Executive Officer, also previously served as our director before his resignation in June 2022, and Mr. Carchedi’s compensation as named executive officer is set forth above under “Summary Compensation Table.” Mr. Thomas Jensen, our Senior Vice President, Investor Relations and director, did not receive any compensation for his services on the Board.

Name	Fees Earned or Paid in Cash $*		Option Awards(1)(2) $*	Total $*
Duncan Moore	$91,250		$-	$91,250
Søren G. Jensen	$56,750	(3)	$-	$56,750
Gail Maderis	$56,750		$-	$56,7500
David Roth	$20,000		$29,440	$49,440
Gerald McLaughlin	$12,500		$25,300	$37,800

*	All compensation amounts are in full numbers and not presented in $1,000’s.

(1)	Amounts reported represent the aggregate grant date fair value of stock options granted to such non-employee directors and have been computed based on a Black Scholes model and excludes the effect of estimated forfeitures. The assumptions used in calculating the grant date fair values of the equity awards reported in this column are set forth below. The amounts reported in this column reflect the accounting cost for these equity awards and do not correspond to the actual economic value that may be realized by the directors upon the vesting of the stock options, the exercise of the stock options or the sale of the securities underlying such stock options.

The fair value of stock options granted in the period ended December 31, 2022, were estimated using the Black-Scholes option pricing model, based on the following assumptions:

December 31, 2022 (unaudited)
Exercise price	$1.10 - 1.28
Share price	$1.10 - 1.28
Risk-free interest	4.36%
Expected dividend yield	(0)%
Contractual life (years)	5.0
Expected volatility	120.22%

(2)	The table below lists the aggregate number of shares subject to option awards outstanding for each of the non-employee directors as of December 31, 2022.

Name	Number of Shares Subject to Outstanding Options
Duncan Moore	41,994
Søren G. Jensen	26,242
Gail Maderis	26,242
David Roth	23,000
Gerald McLaughlin	23,000

Director Compensation

Our non-employee directors are entitled to an annual director fee of $50,000. In addition, a director who serves as a lead independent director or chair or on a committee of the Board of Directors will receive the following additional annual fee:

Position	Annual Chair/Lead Fee	Annual Member Fee
Chairman of the Board of Directors or Lead Independent Director	$30,000	$—
Audit Committee	$15,000	$7,500
Compensation Committee	$10,000	$5,000
Nominating and Corporate Governance Committee	$8,000	$4,000

Annual fees may be paid in cash or equity at the option of the director. In addition, subject to discretion of the Board of Directors and recommendation of the Compensation Committee, new directors who join the Board of Directors may receive an initial grant of stock options to purchase 23,000 shares of common stock, subject to vesting of 1/36 per month over 36 months following the grant date and with the expiration date of five years from date of grant.

In connection with the appointment of Dr. Roth and Mr. McLaughlin as independent directors of the Company, each received an annual retainer fee of $50,000, payable in cash. In addition, the Board of Directors granted Dr. Roth and Mr. McLaughlin options to purchase 23,000 shares of common stock at an exercise price of $1.28 and $1.10 per share, respectively, which options are subject to vesting of 1/36 per month over 36 months following the grant date. The expiration date for the options is five years from date of grant.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and accompanying footnotes set forth information regarding the beneficial ownership of our Common Stock, including shares issuable upon the exercise or conversion of securities that entitle the holders to obtain Common Stock upon exercise or conversion) as of the date of this report, or Record Date, by:

●	each person who is known to be the beneficial owner of more than 5% of our Common Stock;

●	each of our current executive officers and each of our current directors; and

●	all of our executive officers and directors as a group.

Under the rules and regulations of the SEC, a person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days.

The beneficial ownership of our Common Stock is based on 30,000,000 shares of Common Stock issued and outstanding as of the Record Date. As of the Record Date, there were 50,000 shares of Series C Preferred Stock outstanding which are not reflected in the columns relating to beneficial ownership of Common Stock below since as of such date no shares of Series C Preferred Stock are convertible into Common Stock because there were not convertible as of the Record Date.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock. Additionally, in order to illustrate the outstanding voting power of the respective beneficial owners as of the Record Date, the following table does not reflect record or beneficial ownership of any shares of Common Stock issuable upon exercise of warrants, options, or convertible preferred stock, to the extent such securities are exercisable or convertible within 60 days of the Record Date since the Company does not have any shares of Common Stock authorized to issue upon exercise or conversion.

Name of Beneficial Owner (1)	Number of Common Stock Beneficially Owned	Percentage of Class
5% and Greater Holders:
3i, L.P. (2)	2,992,551	9.98%
Directors and Executive Officers:
James G. Cullem (3)	-	-
Joan Brown	-	-
Marie Foegh (4)	3,988	*
Steen Knudsen (5)	124,977	*
Thomas H. Jensen (6)	17,842	*
David Roth (7)	-	-
Gerald McLaughlin (8)	-	-

All directors and executive officers as a group (7 individuals)	146,807	*

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Allarity Therapeutics, Inc., 24 School Street, 2nd Floor, Boston, MA 02108.
(2)	Based on Schedule 13G jointly filed by 3i, LP, 3i Management LLC and Maier J. Tarlow (the “Reporting Persons”) with the SEC on March 2, 2023, reflecting ownership of 2,992,551 shares of common stock. Interests excludes shares of Common Stock issuable pursuant to exercise of shares of Series A Preferred Stock and Warrant, subject to the beneficial ownership limitation of 9.99%. Also excludes shares of Common Stock issuable upon conversion of Series C Preferred Stock which are not exercisable within 60 days as of the Record Date. The principal business address of the Reporting Persons is 140 Broadway, 38th Floor, New York, NY 10005. 3i, L.P.’s principal business is that of a private investor. Maier Joshua Tarlow is the manager of 3i Management, LLC, the general partner of 3i, L.P., and has sole voting control and investment discretion over securities beneficially owned directly or indirectly by 3i Management, LLC and 3i, L.P.

(3)	Excludes 119,842 shares of Common Stock issuable upon exercise of vested options within 60 days since the Company did not have any authorized shares of Common Stock available for issuance as of the Record Date.
(4)	Interests shown include 3,988 shares of Common Stock. Excludes 53,839 shares of Common Stock issuable upon exercise of vested options within 60 days since the Company did not have any authorized shares of Common Stock available for issuance as of the Record Date.
(5)	Interests shown include 124,977 shares of Common Stock. Excludes 53,839 shares of Common Stock issuable upon exercise of vested options within 60 days since the Company did not have any authorized shares of Common Stock available for issuance as of the Record Date.
(6)	Interests shown include 17,842 shares of Common Stock. Excludes 111,027 shares issuable upon exercise of vested options within 60 days since the Company did not have any authorized shares of Common Stock available for issuance as of the Record Date.
(7)	Excludes 5,750 shares of Common Stock issuable upon exercise of vested options within 60 days since the Company did not have any authorized shares of Common Stock available for issuance as of the Record Date.
(8)	Excludes 4,472 shares of Common Stock issuable upon exercise of vested options within 60 days since the Company did not have any authorized shares of Common Stock available for issuance as of the Record Date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

The Company did not enter into any related party transaction required to be disclosed under Item 404 of Regulation S-K.

Related Person Transactions Policy

We intend to adopt a written related person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration, and oversight of “related person transactions.” For purposes of policy only, a “related person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount, as long as we are a SEC smaller reporting company, that exceeds the lesser of (a) $120,000 or (b) 1% of the average of our total assets for the last two completed fiscal years, in which any “related person” has a material interest.

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

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our Board of Directors) for review. To identify related person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On September 9, 2022, our Audit Committee approved the engagement of Wolf & Company as our independent registered public accounting firm. Wolf & Company re-audited our financial statements for the year ended December 31, 2021, and audited our financial statements for the year ended December 31, 2022.

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our current auditors Wolf & Company, P.C. and our former auditors Marcum LLP and PWC for the years ended December 31, 2022, and 2021 are as follows:

	2022	2021
Audit fees (1)	$1,135,616	$1,253,363
Tax fees (2)	—	247,816
Audit related fees (3)	377,582	2,626
Total	$1,513,198	$1,503,805

(1)	2021 Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and. This information is presented as of the latest practicable date for this annual report. The audit fees for 2021 also include the services provided in reviewing our Registration Statement on Form S-1.

(2)	Our former auditor PwC provided us with tax advice and tax planning services as part of our reorganization completed on December 20, 2021, before we became a US domestic filer.

(3)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding two categories including those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report on Form 10-K:

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

(3)        Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b)        Exhibits:

The following exhibits are filed as part of this Annual Report.

Exhibit No	Description

2.1(e)	Amended and Restated Plan of Reorganization and Asset Purchase Agreement by and among Allarity Therapeutics, Inc. a Delaware corporation, Allarity Acquisition Subsidiary, a Delaware corporation and Allarity Therapeutics A/S, an Aktieselskab organized under the laws of Denmark, dated as of September 23, 2021
3.1(a)	Certificate of Incorporation of Allarity Therapeutics, Inc.
3.2(b)	Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.
3.3(c)	Amended and Restated Bylaws of Allarity Therapeutics, Inc.
3.4(m)	Amendment No. 1 to Amended and Restated Bylaws of Allarity Therapeutics, Inc.
3.5(g)	Certificate of Designations of Allarity Therapeutics, Inc. relating to the Series A Convertible Preferred Stock
3.6(q)	Amendment to Certificate of Designation of the Series A Convertible Preferred Stock
3.7(q)	Certificate of Designation of the Series B Preferred Stock
3.8(s)	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Redeemable Preferred Stock
3.9(s)	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Redeemable Preferred Stock
4(vi)*	Description of Capital Stock
4.1(b)	Specimen Common Stock Certificate of Allarity Therapeutics, Inc.
4.2(a)	Form of Warrant (3i LP)
10.1#(e)	Allarity Therapeutics, Inc. 2021 Equity Incentive Plan
10.2†(a)	Exclusive License Agreement between Oncology Venture A/S and Smerud Medical Research International As Dated as of June 26, 2020
10.3†(a)	Amended and Restated License Agreement between Allarity Therapeutics A/S and LiPlasome Pharma ApS, dated January 2021
10.4†(a)	Exclusive License Agreement between Oncology Venture, APS and 2-BBB Medicines BV, dated as of March 27, 2017
10.5†(c)	Development, Option and License Agreement between Oncology Venture ApS and R-Pharm US Operating LLC, dated March 1, 2019
10.6†(c)	Exclusive License Agreement between Oncology Venture, ApS and Eisai, Inc., dated as of July 6, 2017
10.7†(c)	License Agreement between Novartis Pharma Ag and Oncology Venture, ApS, dated April 6, 2018
10.8+(a)	Securities Purchase Agreement dated May 20, 2021 between Allarity Therapeutics, Inc. and 3i, LP
10.9(a)	Registration Rights Agreement dated May 20, 2021 between Allarity Therapeutics, Inc. and 3i, LP
10.10†(a)	Asset Purchase Agreement dated July 23, 2021 between Allarity Therapeutics A/S and Lantern Pharma Inc.
10.11(c)	First Amendment to the Exclusive License Agreement between Eisai and Allarity Therapeutics A/S dated December 20, 2020.
10.12(d)	Second Amendment to Exclusive License Agreement between Oncology Venture, ApS and Eisai, Inc. dated as of August 3, 2021.
10.13#(f)	Employment Agreement by and between Allarity Therapeutics, Inc. and James G. Cullem
10.14#(f)	Employment Agreement by and between Allarity Therapeutics, Inc. and Marie Foegh, M.D.
10.15(h)	Asset Purchase Agreement between Allarity Therapeutics, Inc. and Allarity Therapeutics A/S dated December 17, 2021
10.16(k)	Assignment and Assumption Agreement between Allarity Therapeutics, Inc. and Allarity A/S
10.17†(k)	Exclusive License Agreement with Oncoheroes Bioscience, Inc. dated January 2, 2022 (Stenoparib)
10.18†(k)	Exclusive License Agreement with Oncoheroes Bioscience, Inc. dated January 2, 2022 (Dovitnib)

10.19†(k)	Amended and Restated License Agreement among Allarity Therapeutics Europe ApS, LiPlasome Pharma ApS, and Chosa ApS dated March 28, 2022
10.20†(k)	Support Agreement between Allarity Therapeutics A/S and LiPlasome Pharma ApS, dated March 28, 2022
10.21(i)	First Amendment to License Agreement between Novartis Pharma Ag and Allarity Therapeutics Europe ApS
10.22(i)	Convertible Promissory Note
10.23(j)	Forbearance Agreement and Waiver
10.24(l)	First Amendment to Forbearance and Waiver dated June 6, 2022
10.25†#(o)	Separation Agreement with Steve Carchedi
10.26†#(o)	Separation Agreement with Jens Knudsen
10.27(o)	Second Amendment to Development Option & License Agreement
10.28†(p)	Second Amendment to License Agreement
10.29(q)	Secured Note Purchase Agreement
10.30(q)	Form of Secured Promissory Note
10.31(q)	Security Agreement
10.32*	Letter Agreement with 3i, LP
10.33#(r)	Employment Agreement with James G. Cullem dated January 12, 2023
10.34#(r)	Employment Agreement with Joan Brown dated January 12, 2023
10.35*	Letter Agreement with 3i, LP dated January 23, 2023
10.36+(s)	Form of Securities Purchase Agreement – Series C Preferred Stock
10.37(s)	Form of Registration Rights Agreement
10.38(s)	Limited Waiver Agreement
16.1(n)	Letter from Marcum, LLP dated August 23, 2022, regarding Change in Independent Registered Public Accounting Firm
21.1*	Subsidiaries of the Registrant
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)	Incorporated by reference from the Registration Statement on Form S-4 filed with the SEC on August 20, 2021.
(b)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-4 as refiled with the SEC on October 20, 2021.
(c)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form S-4 as refiled with the SEC on October 20, 2021.
(d)	Incorporated by reference from Amendment No. 4 to Registration Statement on Form S-4 as filed with the SEC on November 2, 2021.
(e)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form S-1 as filed with the SEC on December 6, 2021.
(f)	Incorporated by reference from Form 8-K as filed with the SEC on December 10, 2021.
(g)	Incorporated by reference from Form 8-K as filed with the SEC on December 20, 2021.
(h)	Incorporated by reference from Form 8-K filed with the SEC on December 22, 2021.
(i)	Incorporated by reference from Form 8-K filed with the SEC on April 18, 2022.
(j)	Incorporated by reference from Form 8-K filed with the SEC on May 6, 2022.
(k)	Incorporate by reference from Form 10-K filed with the SEC on May 17, 2022.
(l)	Incorporated by reference from Form 8-K filed with the SEC on June 10, 2022.
(m)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2022.
(n)	Incorporated by reference from Form 8-K filed with the SEC on August 12, 2022, as amended on August 24, 2022.
(o)	Incorporated by reference from Form 10-Q filed with the SEC on October 7, 2022.
(p)	Incorporated by reference from Form 8-K filed with the SEC on September 30, 2022.
(q)	Incorporated by reference from Form 8-K filed with the SEC on November 25, 2022.
(r)	Incorporated by reference from Form 8-K filed with the SEC on January 19, 2023.
(s)	Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023.

†	Certain portions of this exhibit were be omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.
*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

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

Signature	Title	Date

/s/ James G. Cullem	Chief Executive Officer and Director	March 10, 2023
James G. Cullem	(Principal Executive Officer)

/s/ Joan Brown	Chief Financial Officer	March 10, 2023
Joan Brown	(Principal Financial and Accounting Officer)

/s/ Gerald McLaughlin	Chairman of the Board	March 10, 2023
Gerald McLaughlin

/s/ David A. Roth	Director	March 10, 2023
David A. Roth

/s/ Thomas Jensen	Director	March 10, 2023
Thomas Jensen

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages
Consolidated Financial Statements
For the years ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Allarity Therapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allarity Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and accumulated deficit that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Wolf & Company, P.C.

We have served as the Company’s auditor since 2022.

Boston, MA

March 9, 2023

ALLARITY THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and 2021
(U.S. dollars in thousands, except for share and per share data)

	2022	2021
ASSETS
Current assets:
Cash	$2,029	$19,555
Other current assets	1,559	625
Prepaid expenses	591	36
Investment in Lantern Pharma Inc. stock	—	350
Tax credit receivable	789	838
Total current assets	4,968	21,404
Non-current assets:
Property, plant and equipment, net	21	8
Operating lease right of use assets	6	86
Intangible assets	9,549	28,135
Total assets	$14,544	$49,633
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,251	$698
Accrued liabilities	1,904	8,590
Income taxes payable	41	60
Operating lease liabilities, current	8	98
Warrant liability	374	11,273
Convertible debt	2,644	—
Total current liabilities	11,222	20,719
Non-current liabilities:
Convertible promissory note and accrued interest, net of debt discount	1,083	979
Derivative liabilities		7,181
Operating lease liabilities, net of current portion	—	9
Deferred tax	349	1,961
Total liabilities	12,654	30,849
Commitments and contingencies (Note 21)
Redeemable preferred stock (500,000 shares authorized)
Series A Convertible Preferred stock $0.0001 par value (20,000 shares designated) shares issued and outstanding at December 31, 2022 and 2021 were 13,586 and 19,800, respectively	2,001	632
Series B Preferred stock $0.0001 par value (200,000 shares designated) shares issued at December 31, 2022 and 2021 were 190,786 and 0, respectively	2	—
Total redeemable preferred stock	2,003	632
Stockholders’ (deficit) equity
Common stock, $0.0001 par value (30,000,000 shares authorized) shares issued and outstanding at December 31, 2022 and 2021 were 15,897,845 and 8,096,014, respectively	2	1
Additional paid-in capital	83,156	85,243
Accumulated other comprehensive loss	(721)	(600)
Accumulated deficit	(82,550)	(66,492)
Total stockholders’ (deficit) equity	(113)	18,152
Total liabilities, preferred stock and stockholders’ (deficit) equity	$14,544	$49,633

See report of independent registered accounting firm and accompanying notes to consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the years ended December 31, 2022 and 2021
(U.S. dollars in thousands, except for share and per share data)

	2022	2021
Operating expenses:
Research and development	$6,930	$14,196
Impairment of intangible assets	17,571	—
General and administrative	9,962	12,360
Total operating expenses	34,463	26,556
Loss from operations	(34,463)	(26,556)
Other income (expenses)
Gain from the sale of IP	1,780	1,005
Interest income	30	—
Interest expenses	(223)	(499)
Finance costs	—	(1,347)
Loss on investment	(115)	(495)
Foreign currency transaction losses, net	(913)	(95)
Change in fair value adjustment of derivative and warrant liabilities	17,125	2,087
Penalty on Series A Preferred stock liability	(800)	—
Change in fair value of convertible debt	—	(474)
Non-cash interest expense related to beneficial conversion feature of convertible debt	—	(141)
Total other income, net	16,884	41
Net loss before tax recovery (expense)	(17,579)	(26,515)
Income tax recovery (expense)	1,521	(133)
Net loss	(16,058)	(26,648)
Deemed dividend of 8% on Preferred stock	(1,572)	—
Cash obligations on converted Series A Preferred stock	(3,421)	—
Net loss attributable to common stockholders	$(21,051)	$(26,648)

Basic and diluted net loss per share applicable to common stockholders	$(2.21)	$(4.19)
Basic and diluted weighted-average common shares outstanding	9,527,111	6,358,988

Net loss	$(16,058)	$(26,648)
Other comprehensive loss, net of tax:
Change in cumulative translation adjustment	(121)	(1,966)
Change in fair value attributable to instrument specific credit risk	—	(9)
Total comprehensive loss attributable to common shareholders	$(16,179)	$(28,623)

See report of independent registered accounting firm and accompanying notes to consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2022 and 2021
(U.S. dollars in thousands, except for share data)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance, December 31, 2020 carried forward	—	$—	4,252,021	$1	$62,907	$1,375	$(39,844)	$24,439
Units issued for cash	20,000	1,318	2,417,824	—	12,125	—	—	12,125
Fair value of investor warrants (TO3)	—	—	—	—	(2,000)	—	—	(2,000)
Warrants and options exercised for cash	—	—	295,537	—	2,972	—	—	2,972
Units issued for share issuance costs	—	—	482,250	—	2,384	—	—	2,384
Share issuance costs	—	(679)	—	—	(2,475)	—	—	(2,475)
Convertible debt conversion and related beneficial conversion feature and settlement of accounts payable	—	—	628,192	—	2,880	—	—	2,880
Stock based compensation	—	—	—	—	6,368	—	—	6,368
Cumulative translation adjustment	—	—	—	—	—	(1,966)	—	(1,966)
Fair value of instrument specific credit risk	—	—	—	—	—	(9)	—	(9)
Conversion of preferred stock into common stock	(200)	(7)	20,190	—	7	—	—	7
Reclassification of derivative liabilities related to converted preferred stock	—	—	—	—	75	—	—	75
Net loss	—	—	—	—	—	—	(26,648)	(26,648)
Balance, December 31, 2021	19,800	$632	8,096,014	$1	$85,243	$(600)	$(66,492)	$18,152

See report of independent registered accounting firm and accompanying notes to consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2022 and 2021
(U.S. dollars in thousands, except for share data)

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2021 carried forward	19,800	$632	—	$—	8,096,014	$1	$85,243	$(600)	$(66,492)	$18,152
Conversion of preferred stock into common stock	(6,214)	(203)	—	—	7,801,831	1	202	—	—	203
Floor price liability			—	—	—	—	(3,421)	—	—	(3,421)
Reclassification of derivative liabilities related to converted preferred stock	—	—	—	—	—	—	954	—	—	954
Deemed dividend of 8% on preferred stock		1,572	—	—	—	—	(1,572)	—	—	(1,572)
Series B preferred stock dividend	—	—	190,786	2	—	—	(2)	—	—	(2)
Stock based compensation	—	—	—	—	—	—	1,752	—	—	1,752
Cumulative translation adjustment	—	—	—	—	—	—	—	(121)	—	(121)
Net loss	—	—	—	—	—	—	—	—	(16,058)	(16,058)
Balance, December 31, 2022	13,586	$2,001	190,786	$2	15,897,845	$2	$83,156	$(721)	$(82,550)	$(113)

See report of independent registered accounting firm and accompanying notes to consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022 and 2021

(U.S. dollars in thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,058)	$(26,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from the sale of IP	(1,780)	(1,005)
Depreciation and amortization	60	106
Intangible asset impairment	17,571	—
Stock-based compensation	1,752	6,368
Non-cash interest expense	138	238
Non-cash finance expense	—	1,347
Loss on investment	115	495
Unrealized foreign exchange loss	450	95
Loss on extinguishment of convertible debt	—	141
Change in fair value adjustment of convertible debt	—	474
Change in fair value of warrant and derivative liabilities	(17,125)	(2,087)
Deferred income taxes	(1,612)	20
Changes in operating assets and liabilities:
Other current assets	(1,077)	(330)
Prepaid expenses	(618)	130
Accounts payable	6,207	(1,311)
Accrued liabilities	(4,722)	7,197
Income taxes payable	(19)	8
Operating lease liability	(99)	(124)
Net cash used in operating activities	(16,817)	(14,886)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of IP	809	1,005
Purchase of property and equipment	(18)	—
Net cash provided by investing activities	791	1,005
CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	—	(84)
Proceeds from common stock units and preferred stock issuance	—	32,125
Proceeds from exercise of warrants and stock options for common stock	—	2,765
Share issuance costs	—	(2,041)
Cash paid in connection with conversion of Series A Preferred Stock	(1,511)	—
Penalty on Series A Preferred Stock liability	(800)	—
Proceeds from convertible loans	1,000	1,140
Loan proceeds	—	2,858
Repayment of loan	—	(2,945)
Net cash provided by (used in) financing activities	(1,311)	33,818
Net increase (decrease) in cash	(17,337)	19,937
Effect of exchange rate changes on cash	(189)	(680)
Cash, beginning of year	19,555	298
Cash, end of year	$2,029	$19,555

See report of independent registered accounting firm and accompanying notes to consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
For the years ended December 31, 2022 and 2021
(U.S. dollars in thousands)

	2022	2021
Supplemental disclosure of cash flow information
Cash paid for income taxes	$12	$118
Cash paid for interest	$85	$262
Supplemental disclosure of non-cash investing and financing activities:
Offset of payable against receivable from sale of IP	$971	$—
Conversion of floor price liability to convertible debt	$1,667	$—
Conversion of convertible debt to common stock and settlement of accounts payable	$—	$2,880
Conversion of derivative liability to common stock	$—	$206
Conversion of Series A Convertible Preferred stock to equity	$1,157	$7
Deemed 8% dividend on Series A Preferred shares	$1,572	$—
Series B Preferred share dividend	$2	—
Reclassification of derivative liabilities related to converted preferred stock	$954	$75
Non-cash share issuance costs	$—	$2,384
Right of use asset modification	$—	$145

See report of independent registered accounting firm and accompanying notes to consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

(U.S. dollars in thousands, except for share and per share data and where otherwise noted)

1. Nature of the business

(a) Reorganization

Effective December 20, 2021, and in connection with the Plan of Reorganization and Asset Purchase Agreement, which was amended and restated on September 23, 2021, between Allarity Therapeutics, Inc. a Delaware corporation (the “Company”), Allarity Acquisition Subsidiary Inc., the Company’s wholly owned Delaware subsidiary (“Acquisition Sub”), and Allarity Therapeutics A/S, an Aktieselskab organized under the laws of Denmark (“Allarity A/S”), the Company completed an Asset Purchase Agreement with Acquisition Sub and Allarity A/S pursuant to which Allarity A/S sold, and Acquisition Sub purchased, all of Allarity A/S’ assets and certain specified liabilities in connection with Allarity A/S’ business for an aggregate purchase price of 8,075,824 shares of the Company’s common stock plus the assumption of specified liabilities. Thereafter, Allarity A/S is in the process of being dissolved and liquidated in accordance with Part 14 of Danish Companies Act.

While the Company was the legal acquirer of Allarity A/S, for accounting purposes, the Merger is treated similarly to a reverse recapitalization, whereby Allarity A/S is deemed to be the accounting acquirer, and the historical financial statements of Allarity A/S became the historical financial statements of the Company upon the closing of the reorganization. Under this method of accounting, the Company was treated as the “acquired” company and Allarity A/S is treated as the acquirer for financial accounting purposes. Accordingly, for accounting purposes, the reorganization was treated as the equivalent of Allarity A/S issuing stock for the net assets of the Company accompanied by a recapitalization. Because the reorganization is a common control transaction the net assets and prior year financial statements were stated at historical cost, with no goodwill or other intangible assets recorded. In accordance with ASC 805, the legal capital of Allarity A/S has been retroactively adjusted to reflect the capital of the legal acquirer (accounting acquiree) the Company.

(b) Principal Operations and Activities

The Company’s principal operations are located at Venlighedsvej 1, 2970 Horsholm, Denmark. The Company’s United States operations are located at 24 School Street, 2nd Floor, Boston, MA 02108, United States of America.

The Company develops drugs for the personalized treatment of cancer using drug specific companion diagnostics (cDx) generated by its proprietary drug response predictor technology, DRP®. Additionally, the Company, through its Danish subsidiary, Allarity Therapeutics Denmark ApS (formerly OV-SPV2ApS) (“Allarity Denmark,” or “OV-SPV2”), specializes in the research and development of anti-cancer drugs.

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

(d) Going Concern

The accompanying consolidated financial statements have been prepared on going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

1. Nature of the business (cont.)

The Company expects its costs and expenses to increase as it continues to develop its product candidates and progress its current clinical programs and cost associated with being a public company.

Pursuant to the requirements of Accounting Standard Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date of these consolidated financial statements, and (1) is probable that the plan will be effectively implemented within one year after the date the consolidated financial statements are issued, and (2) it is probable that the plan, when implemented will mitigate the relevant condition or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. Certain elements of the Company’s operating plan to alleviate the conditions that raise substantial doubt are outside of the Company’s control and cannot be included in management’s evaluation under the requirements of ASC 205-40.

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

The Company has incurred significant losses and has an accumulated deficit of $82.6 million as of December 31, 2022. Management expects to continue to generate operating losses in the foreseeable future, particularly as the Company advances its preclinical activities and clinical trials for its product candidates in development. The Company plans to seek additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources. There are no assurances, however, that the Company will be successful in these endeavors. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, or reduce product candidate expansion, which could adversely affect its business prospects. Currently, our cash is insufficient to fund our current operating plan and planned capital expenditures through December 2023 since our current cash reserves are only sufficient for the next 3 months. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.

(e) Impact of Covid-19 on our Business

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has been evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures.

As a result of COVID-19, all the Company’s clinical trials experienced significant delays throughout the year ended December 31, 2020. The Company has been slowly ramping up its clinical trial sites in 2021. Management continues to closely monitor the impact of the COVID-19 pandemic on all aspects of the business, including how it will impact operations and the operations of customers, vendors, and business partners. The extent to which COVID-19 impacts the future business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, such as the continued duration of the outbreak, new information that may emerge concerning the severity or other strains of COVID-19 or the effectiveness of actions to contain COVID-19 or treat its impact, among others. If the Company or any of the third parties with which it engages, however, were to experience shutdowns or other business disruptions, the ability to conduct business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on business, results of operations and financial condition. The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national, and international markets. Management has not identified any events which would result in any significant impairment losses in the carrying values of assets because of the pandemic and are not aware of any specific related event or circumstance that would require management to revise estimates reflected in these consolidated financial statements.

1. Nature of the business (cont.)

(f) Impact of the Russia-Ukraine War

There have been immense flows of refugees to Europe and Denmark is ready to facilitate and to accept refugees from the Ukraine. It is far too early to estimate how many migrants Denmark will facilitate, but immigration officials have begun preparing to accept Ukrainian refugees. Being a North Atlantic Treaty Organization (NATO) member, Denmark will strengthen its own national preparedness as well as that of the NATO defense alliance. The Ukraine crisis has not yet had an impact on our results of operations, however we expect it may have an impact on the costs of materials we purchase for our laboratory operations in Denmark, but we cannot predict the impact at this point in time.

(g) Emerging Growth Companies

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has chosen not to make an election to opt out of new or revised accounting standards.

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

As a result of the recapitalization share exchange (also described in Notes 1 and 3), to these consolidated financial statements, all outstanding shares, warrants, and options were exchanged on a 50:1 basis as of December 20, 2021, and accordingly, all share, warrant, option and per share disclosure in these consolidated financial statements has been retroactively adjusted to reflect the 50:1 reverse split unless otherwise stated.

(b) Organization and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Name	Country of Incorporation
Allarity Acquisition Subsidiary Inc.	United States
Allarity Therapeutics Europe ApS (formerly Oncology Venture Product Development ApS)	Denmark
Allarity Therapeutics Denmark ApS (formerly OV-SPV2 ApS)	Denmark
MPI Inc.*	United States
Oncology Venture US Inc.*	United States

*In the process of being dissolved because inactive.

All intercompany transactions and balances, including unrealized profits from intercompany sales, have been eliminated upon consolidation.

2. Summary of Significant Accounting Policies (cont.)

(c) Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of the Series A preferred shares, warrants, convertible debt, and the accrual for research and development expenses, fair values of acquired intangible assets and impairment review of those assets, share based compensation expense, and income tax uncertainties and valuation allowances. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed considering reasonable changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known and if material, their effects are disclosed in the notes to the consolidated financial statements. Actual results could differ from those estimates or assumptions.

(d) Foreign currency and currency translation

The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. The Company and its subsidiaries operate mainly in Denmark and the United States. The functional currencies of the Company’s subsidiaries are their local currency.

The Company’s reporting currency is the U.S. dollar. The Company translates the assets and liabilities of its Denmark subsidiaries into the U.S. dollar at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during each monthly period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity as a component of accumulated other comprehensive loss.

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

Adjustments that arise from exchange rate translations are included in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss as incurred. The Company recorded a foreign exchange translation loss of $121 and $1,966 and a fair value adjustment to instrument specific credit risk of $0 and ($9), included in accumulated other comprehensive loss for the years ended December 31, 2022 and 2021, respectively.

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

(f) Cash

Cash consists primarily of highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company had no cash equivalents or restricted cash on December 31, 2022 and 2021.

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

Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. As of December 31, 2022 and 2021, there have been no significant asset retirements to date. Expenditures for repairs and maintenance that do not improve or extend the lives of the respective assets are charged to expense as incurred.

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

2. Summary of Significant Accounting Policies (cont.)

(k) Acquired patents

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

(l) Acquired in-process research and development (IPR&D)

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

Once brought into use, intangible assets are amortized over their estimated useful economic lives using the economic consumption method if anticipated future revenues can be reasonably estimated. The straight-line method is used when revenues cannot be reasonably estimated. The Company has recorded impairment losses of $17,571 and $0 on its intangible assets in the years ended December 31, 2022 and 2021, respectively.

(m) Fair value measurements of financial instruments

The carrying value of the Company’s financial instruments of cash, other current assets, accounts payable and accrued liabilities, approximate their fair value due to their short-term nature. The Company’s other financial instruments include an equity investment, preferred shares, convertible debt, and warrant derivative liabilities. The equity investment is adjusted to fair market value at the end of every period based upon unadjusted quoted prices. The convertible debt and derivative liabilities that are freestanding equity-linked financial instruments are fair valued at the end of every period using level 3 inputs.

2. Summary of Significant Accounting Policies (cont.)

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

(n) Segment and geographic information

Operating segments are defined as components of a business for which separate discrete financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company and its chief operating decision maker, the Company’s Chief Executive Officer, view the Company’s operations and manage its business as a single operating segment. The Company operates in two geographic areas: Denmark and the United States.

(o) Operating lease right-of-use assets

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

2. Summary of Significant Accounting Policies (cont.)

(p) Revenue recognition

The Company’s revenues are generated primarily through research and development services provided to pharmaceutical and biotechnology companies. The terms of these arrangements may include (i) the grant of intellectual property rights (IP licenses) to therapeutic drug candidates against specified targets, (ii) performing research and development services to optimize drug candidates, and (iii) the grant of options to obtain additional research and development services or licenses for additional targets, or to optimize product candidates, upon the payment of option fees. Research and development service revenue is recognized over time as services are rendered. Revenue generated from the grant of IP licenses is recognized when probable. The Company has not recognized revenue to the date of these financial statements.

The Company has adopted ASC Topic 606—Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized under ASC 606, the Company performs the following steps:

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

(q) Milestone and royalty revenue recognition

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

2. Summary of Significant Accounting Policies (cont.)

(r) Research contract costs and accruals

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, share-based compensation and benefits, facilities costs and laboratory supplies, depreciation, amortization and impairment expense, manufacturing expenses and external costs of outside vendors engaged to conduct preclinical development activities and clinical trials. Typically, upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed. As of December 31, 2022 and 2021, the Company has recorded milestone payment liabilities of $1,400 and $5,000, respectively, as accrued liabilities.

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

(s) Research and development incentives and receivable

Denmark Tax Incentives

Denmark allows loss making companies the opportunity to apply for a payment equal to the tax value (22%) of negative taxable income related to R&D costs. The negative taxable income is calculated on the total negative income of the companies participating in the joint taxation. Tax payment according to this rule cannot exceed an amount of DKK 5.5 million, corresponding to a tax loss relating to R&D expenditure of DKK 25 million. The tax credit is recorded as tax receivable and other income within research and development expenses. In the years ended December 31, 2022 and 2021, the Company recorded $711 and $875 in tax credits respectively, thereby reducing research and development expenses.

European Agency Grants

The Company, through its subsidiaries in Denmark, from time-to-time receives reimbursements of certain research and development expenditures as part of a European agency’s research and development cost relief program. Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive program described above. At each period end, management estimates the reimbursement available to the Company based on available information at the time. The Company records these research and development expense reimbursements as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss, as the research and development cost reimbursements are not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. The Company recognizes a receivable for the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. During the years ended December 31, 2022 and 2021, respectively, the Company has not received or recorded government grants receivable.

(t) Investments

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

2. Summary of Significant Accounting Policies (cont.)

(u) Convertible debt instruments

The Company follows ASC 480-10, Distinguishing Liabilities from Equity in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with remeasurements reported in change on fair value expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

Additionally, the Company accounts for certain convertible debt (“Convertible Notes”) issued under the fair value option election of ASC 825, Financial Instruments wherein the financial instrument is initially measured at its issue-date estimated fair value and then subsequently re-measured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is recognized as other income (expense) in the accompanying consolidated statements of operations and the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive loss. Convertible Notes are settled with shares at fair value of the stock issued with any differences recorded to other income (expense), as a gain (loss) on extinguishment.

(v) Warrants

When the Company issues warrants it evaluates the proper balance sheet classification to determine classification as either equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (“ASC 815-40”), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability, which is carried on the Consolidated Balance Sheet at fair value with any changes in its fair value recognized immediately in the Consolidated Statement of Operations and Comprehensive Loss. As of December 31, 2022 and 2021, the Company had warrants outstanding for share-based compensation that were classified as equity, and outstanding investor warrants that were classified as derivative liabilities and classified as “Warrant liabilities” in the Consolidated Balance Sheets.

(w) Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the Consolidated Statements of Operations and Comprehensive Loss each reporting period. Bifurcated embedded derivatives are recorded as “Derivative liabilities” in the Consolidated Balance Sheets.

(x) Share-based compensation

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

2. Summary of Significant Accounting Policies (cont.)

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

(y) Accumulated other comprehensive loss

Accumulated other comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive loss in the Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2022 and 2021, the Company’s other comprehensive loss was comprised of currency translation adjustments and fair value adjustments attributable to instrument specific credit risk.

(z) Contingencies

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

2. Summary of Significant Accounting Policies (cont.)

(aa) Income taxes

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

The Company accounts for uncertainty the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not-to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that will more likely than not be realized upon ultimate settlement. Any provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits that are considered appropriate. The Company recognizes interest and penalties related to uncertain tax positions in other (income) expenses.

(bb) Computation of loss per share

Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. The Company adjusts net loss to arrive at the net loss attributable to common stockholders to reflect the amount of dividends accumulated during the period on the Company’s redeemable convertible preferred stock, if any. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants and the if-converted method is used to determine the dilutive effect of the Company’s redeemable convertible preferred stock and Convertible Notes. For the years ended December 31, 2022 and 2021, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options, shares of redeemable convertible preferred stock, and warrants were excluded from the calculation of diluted loss per share. Under the if-converted method, convertible instruments that are in the money, are assumed to have been converted as of the beginning of the period or when issued, if later.

(cc) Recently adopted accounting pronouncements

In May 2021, the FASB issued ASU No. 2021-04 — Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options — to clarify the accounting by issuers for modifications or exchanges of equity-classified written call options. The framework applies to freestanding written call options, such as warrants, that were and remain equity classified by the issuer after the modification and are not in the scope of another Codification Topic. The framework applies regardless of whether the modification is through an amendment to the existing terms or issuance of a replacement warrant. The effect of the modification of the warrant is measured as the difference in its fair value immediately before and after the modification. The effect is recognized in the same manner as if cash had been paid as consideration. Additionally, other modifications may need to be accounted for as a cost to the issuing entity based on the substance of the transaction. The Company is required to apply the amendments within this ASU prospectively to modifications or exchanges occurring on or after the effective date of the amendment. The Company adopted this ASU on January 1, 2022, with no significant impact on its consolidated financial statements and related disclosures.

2. Summary of Significant Accounting Policies (cont.)

In November 2021, the FASB issued ASU 2021-10 — Government Assistance — Disclosures by Business Entities about Government Assistance — to require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the types of transactions, (2) the accounting for the transactions, and (3) the effect of the transactions on an entity’s financial statements. The ASU is effective prospectively or retrospectively for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this ASU on January 1, 2022, with no significant impact on its consolidated financial statements and related disclosures.

(dd) Recently issued accounting pronouncements

Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. All other ASUs issued through the date of these financial statements were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations.

3. Acquisition of the Assets and Liabilities of Allarity A/S

As discussed in Note 1, on December 20, 2021 (the “Closing Date”), the Company closed the acquisition of Allarity A/S’ assets and business for the aggregate purchase price of 8,075,824 shares of the Company’s common stock plus the assumption of specified liabilities (the “Reorganization”).

Pursuant to the Plan of Reorganization and Asset Purchase Agreement (the “Reorganization Agreement”), the aggregate consideration paid to stockholders of Allarity A/S at the Closing Date consisted of 8,075,824 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”). At the effective time of the reorganization and subject to the terms and conditions of the Reorganization Agreement, each share of Allarity A/S common stock, par value SEK $0.05 per share that was convertible into a share of Allarity A/S at a one-to-one ratio pursuant to the Allarity A/S certificate of incorporation, was converted into common stock equal to the exchange ratio. In each case, these share amounts were rounded down to the nearest whole number on a holder-by-holder basis and any fractional interest will be settled in cash. The “exchange ratio” means the quotient of the number of Allarity A/S ordinary shares outstanding in Allarity A/S divided by 50 or 0.02 shares of Delaware Common Stock for each Allarity A/S ordinary share issued and outstanding (as defined in the Reorganization Agreement), as of immediately prior to the effective time.

At the effective time, each warrant (option) conferring the right to subscribe for Allarity A/S ordinary shares held by the officers, directors, employees and consultants (each, a “Compensatory Warrant”) that is outstanding immediately prior to the effective time, whether vested or unvested, was assumed by the Company and converted into an option (each, a “Converted Option”) to purchase a number of shares of Common Stock equal to the product (rounded to the nearest whole number) of (a) the number of ordinary shares of Allarity A/S subject to such Compensatory Warrant immediately prior to the effective time multiplied by (b) the exchange ratio of 50 to 1, at an exercise price per share (rounded up to the nearest whole cent) equal to (i) the exercise price per share of such Compensatory Warrant immediately prior to the effective time divided by (ii) the exchange ratio and then converted into U.S. dollars.

As part of the reorganization, the Company is responsible for the liquidation expenses of Allarity A/S, which is estimated to be approximately $200.

4. Other Current Assets

The Company’s other current assets are comprised of the following:

	December 31,
	2022	2021
Deposits	$51	$53
Salary deposit	85	65
Value added tax (“VAT”) receivable	82	507
Deferred consulting costs	81	—
Deferred Directors & Officers insurance expense	1,260	—
	$1,559	$625

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

6. Operating lease right-of-use assets

The facilities of the Company are leased under various operating lease agreements for periods ending no later than 2023. As of February 1, 2021, the Company entered into a new lease contract at its premises in Hoersholm, Denmark. Under the new lease contract, the leased premises were reduced by approximately 137 square meters and the contract period was reduced from an end date of December 31, 2023, to January 31, 2023, with an automatic 12-month renewal period after that date unless termination notice is given. The new lease contract was treated as a modification to the existing lease contract, and we remeasured the lease liability to reflect the modified terms and recognized a corresponding reduction to the ROU asset in the amount of $145.

The exercise of lease renewal options is at the Company’s sole discretion and is assessed as to whether to include any renewals in the lease term at inception. As of January 31, 2023, the Company’s Denmark lease contract ended and became open ended until terminated by either party. Accordingly, the monthly payments will be expensed on a straight-line-basis and not recognized as a right-of-use asset after January 31, 2023.

The following table summarizes the presentation in our Consolidated Balance Sheets of our right of use assets:

	As of December 31,
Balance sheet location	2022	2021
Assets:
Operating lease assets	$6	$86
Liabilities:
Current operating lease liabilities	$8	$98
Non-current operating lease liabilities	—	9
	$8	$107

Total lease costs and cash paid for the Company’s premises and virtual offices for the years ended December 31, 2022 and 2021, were $104 and $134, respectively.

7. Intangible assets

Intangible assets, impairment charges and adjustments are summarized as follows:

	IPR&D Assets
	December 31,
	2022	2021
Opening balance	$28,135	$30,491
Impairment recognized during the period	(17,571)	—
Foreign translation adjustment	(1,015)	(2,356)
Ending balance	$9,549	$28,135

7. Intangible assets (cont.)

As a result of both the Company’s February 15, 2022, receipt of a Refusal to File (“RTF”) from the U.S. Food and Drug Administration regarding the Company’s new drug application (“NDA”) for Dovitinib, and the current depressed state of the Company’s stock price, the Company has performed an impairment assessment on its individual intangible assets utilizing a discounted cash flow model with a weighted average cost of capital (“WACC”) of 16%, and recognized an impairment charge of $14,007 during the quarter ended March 31, 2022. During the quarter ended December 31, 2022, as a result of continued downward pressure on the Company’s common stock, we performed a further impairment assessment on the Company’s individual intangible asset utilizing a discounted cash flow model with a WACC of 26% and recognized a further impairment charge of $3,564. Individually material development projects in progress are as follows:

The Company’s IPR&D assets have been classified as indefinite-lived intangible assets. Individually material development projects in progress are as follows:

	December 31,
	2022	2021
Stenoparib	$9,549	$25,407
Dovitinib	—	2,728
Total	$9,549	$28,135

8. Accrued liabilities

The Company’s accrued liabilities are comprised of the following:

	December 31,
	2022	2021
Development cost liability (Notes 16(a) and (b))	$964	$6,750
Payroll accruals	221	1,088
Accrued Board member fees	91	54
Accrued audit and legal	239	316
Other	389	382
	$1,904	$8,590

9. Loan

Effective March 22, 2021, the Company received a loan of up to approximately $2,900, net of a 3% loan origination fee of $87, recorded as finance costs in the Consolidated Statement of Operations and Comprehensive Loss, bearing interest at 3% per month, and due on June 23, 2021. In exchange for the loan, the Company committed to complete a rights offering and issue common shares. The rights offering was completed before June 23, 2021, as described in these consolidated financial statements. As of June 23, 2021, the loan balance of $2,945 and interest of $204 were repaid to the lender.

10. Convertible promissory note and accrued interest, net

On April 12, 2022, Allarity Denmark re-issued a Convertible Promissory Note (the “Promissory Note”) to Novartis Pharma AG, a company organized under the laws of Switzerland (“Novartis,” and together with Allarity Therapeutics Europe ApS (“Allarity Europe”), the “License Parties”) in the principal amount of $1,000. The Promissory Note was re-issued pursuant to the First Amendment to License Agreement, with an effective date of March 30, 2022 (the “First Amendment”), entered into by and between the License Parties, which amended the License Agreement dated April 6, 2018 (the “Original Agreement”) previously entered into by the License Parties relating to the Compound (as defined in the Original Agreement). The First Amendment amends and restates Section 11.7 of the Original Agreement to add the revised Note to the list of enforceable claims in the second paragraph of Section 11.7 making the revised Note enforceable under New York law as a legal obligation of Allarity Denmark ApS (formerly OV-SPV2 ApS). All other provisions of the Original Agreement and Promissory Note were unchanged and remain in full force and effect.

10. Convertible promissory note and accrued interest, net (cont.)

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

In consideration of the licenses and rights granted, Allarity Europe paid Novartis a one-time, non-refundable, non-creditable upfront payment consisting of $1,000 (“Upfront Payment”) and issued to Novartis a Promissory Note with an initial principal balance equal to $1,000, which Allarity Europe caused its affiliate, Allarity Therapeutics Denmark ApS, to issue to Novartis. In accordance with the terms of the Promissory Note, all payments shall be applied first to accrued interest, and thereafter to principal. The outstanding principal amount of the Note, plus any accrued interest thereon, shall be due and payable on the earlier to occur of: (i) the 7th anniversary of the Effective Date; and (ii) an event of default (the “Maturity Date”).

The Promissory Note pays simple interest on the outstanding principal amount from the date until payment in full, which interest shall be payable at the rate of 5% per annum. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The entire outstanding principal balance of the Promissory Note and all accrued interest shall be fully due and payable on the Maturity Date. The Promissory Note is convertible upon an initial public offering (“IPO”) of Allarity Therapeutics Denmark ApS and allows Novartis a one-time right to exchange the Convertible Pro Allarity Therapeutics Denmark ApS Promissory Note for such number of equity securities of Allarity Therapeutics Denmark ApS equal to 3% of outstanding equity securities, calculated on a fully diluted as-converted to common stock basis, held by all holders of equity securities of Allarity Therapeutics Denmark ApS immediately prior to the closing of the IPO.

During the years ended December 31, 2022 and 2021, the Company recorded $106 and $99, respectively, to interest expense and increased the convertible promissory note liability by the same amount. The roll forward of the Promissory Notes as of December 31, 2022 and 2021, is as follows:

	December 31, 2022	December 31, 2021
Convertible promissory note	$1,000	$1,000
Less debt discount, opening	(215)	(263)
Plus, accretion of debt discount, interest expense	53	48
Convertible promissory note, net of discount	838	785
Interest accretion, opening	194	143
Interest accrual, expense	51	51
Convertible promissory note – net, ending balance	$1,083	$979

11. Convertible debt

(a) 3i, LP Convertible Secured Promissory Notes

On November 22, 2022, the Company entered into a Secured Note Purchase Agreement (“Purchase Agreement”) with 3i, LP (“Holder”, or “3i”), whereby the Company authorized the sale and issuance of three Secured Promissory Notes (each a “Note” and collectively, the “Notes”). Effective November 28, 2022, the Company issued: (1) a Note in the principal amount of $1,667 as payment of $1,667 due to 3i, LP in Alternative Conversion Floor Amounts that began to accrue on July 14, 2022; and (2) a Note in the principal amount of $350 in exchange for cash. Effective December 30, 2022, the Company issued an additional Note in the principal amount of $650 in exchange for cash.

11. Convertible debt (cont.)

Each Note matures on January 1, 2024, carries an interest rate of 5% per annum, and is secured by all of the Company’s assets pursuant to a security agreement (the “Security Agreement”). In addition, the Holder may exchange the Notes for the Company’s common stock at an exchange price equal to the lowest price per share of the equity security sold to other purchasers, rounded down to the nearest whole share, if the Company concludes a future equity financing prior to the maturity date or other repayment of such promissory note. Lastly, each Note and interest earned thereon may be redeemed by the Company at its option at any time or the holder may demand redemption if a) the Company obtains gross proceeds of at least $5 million in a financing in an amount of up to 35% of the gross proceeds of the financing or b) there is an Event of Default (as defined in the Note agreement).

Discounts to the principal amounts are included in the carrying value of the Notes and amortized to interest expense over the contractual term of the underlying debt. During 2022, the Company recorded a $34 debt discount upon issuance of the Notes related to legal fees paid that were capitalized as debt issuance costs. For the year ended December 31, 2022, interest expense on the Notes totaled $12, comprised of $10 of contractual interest and $2 for the amortization of the debt discount.

The roll forward of the Notes as of December 31, 2022, is as follows:

Face value of the Notes	$2,667
Debt discount, net	(33)
Carrying value of the Convertible Notes	2,634
Accrued interest	10
$2,644

(b) March 31, 2020 Convertible Debt (terminated December 20, 2021)

On March 31, 2020, the Company, through its former parent company, Allarity A/S, entered into a twenty-four-month term agreement to issue up to $10,100 (SEK 100,000) to be funded in tranches of ten non-interest-bearing notes (“Notes”) convertible into new shares of the Company, each with a value of $1,010 (SEK 10,000), under the following terms:

a)	Fees payable include 5% of the $10,100 Commitment in 2 equal installments of $252, paid on the disbursement of each of the first and second Tranches; and a further 5% of the principal of the notes is to be deducted from the payment of each Tranche.

b)	The loan is due for repayment in full 12 months from the date of issuance; or immediately repayable in the event of default, a change of control or a material adverse event. The Investor may in its sole discretion decide to convert the Loan in full or in part (in multiples of $4 (SEK 25) in 1,000’s) into new shares.

c)	The Conversion Price of the Notes is 95% of the lowest closing volume weighted average price as reported by Bloomberg (“VWAP”) of the shares during the applicable pricing period preceding the conversion date. Conversion of the Loan Amount shall be made at a rate equal to the Conversion Price. The Conversion Price cannot be below par value. The number of new Shares issued by the Company to the Investor upon conversion of the Loan Amount shall be calculated as the Loan Amount divided by the Conversion Price. If the Conversion Price is equal to or less than $0.01 (DKK 0.05), the Investor will not be required to convert such Note. If the Investor (contrary to the clear intention in the Agreement) claims repayment of one or more Tranches and not to convert into Shares the Company shall be entitled to deduct the commitment fee in connection with the repayment.

d)	Default interest accrues on the overdue amount from the due date up to the date of actual payment at 8% per annum; calculated on a 360-day year and accrues and compounds on a daily basis.

Prior to the Company’s share offering in June of 2021 the Company had issued and converted a total of four of the Notes, leaving six Notes available however, pursuant to the Company’s agreement with its June Rights Issue investors, this loan agreement was no longer utilized after the end of June 30, 2021.

11. Convertible debt (cont.)

The Company accounted for the Notes issued under the fair value election whereby the financial instrument is initially measured at its issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting date. The estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying consolidated statements of operations under the caption change in fair value of convertible debt and derivative liabilities. We determined the fair value of the Notes using a discounted cash flow valuation technique with a weighted average cost of capital of 15%. The Company estimates the change in fair value attributable to the instrument specific credit risk of the Notes at 1% under the fair value option and accordingly has recognized a recovery of $9 in other comprehensive income during the year ended December 31, 2021. Changes in fair value of convertible debt of ($474) and non-cash interest expense related to beneficial conversion feature of convertible debt of $141 have been recognized in the Company’s Consolidated Statements of Operations and Comprehensive loss in the year ended December 31, 2021.

The roll forward of the Notes as of December 31, 2021, is as follows:

Opening fair value balance	$1,327
Convertible debt issued in the period	1,140
Change in fair value	474
Foreign exchange	(116)
Conversion of notes to common shares	(2,825)
Ending fair value balance	$—

An effective interest rate determines the fair value of the Notes. The notes are unlisted and therefore, they are categorized as Level 3 in accordance with ASC 820. The Notes were fully converted to shares as of June 30, 2021, and concurrent with the Company’s reorganization on December 20th, 2021, are no longer accessible to the Company.

12. Series A Preferred Stock and Common Stock Purchase Warrants

(a) Series A Preferred Stock Terms

On May 20, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with 3i, LP, a Delaware limited partnership (“3i”) for the purchase and sale of 20,000 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for $1,000 per share for an aggregate purchase price of $20 million (the “PIPE Investment”) with accompanying common stock purchase warrants (the “3i Warrants”). On December 8, 2021, the Board adopted resolutions to create a series of 500,000 shares of preferred stock, par value $0.0001, of which 20,000 shares were designated as Series A Preferred Stock. On December 14, 2021, we filed a Certificate of Designations (the “COD”) setting forth the rights, preferences, privileges and restrictions for 20,000 shares of Series A Preferred Stock. On December 20, 2021, we issued 20,000 shares of Series A Preferred Stock at $1,000 per share and a common stock purchase warrant to purchase 2,018,958 shares of common stock at an initial exercise price of $9.9061 to 3i for an aggregate purchase price of $20 million.

All shares of capital stock including other classes of preferred stock are junior in rank to all Series A Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

The Series A Preferred Stock has a liquidation preference equal to an amount per Series A Preferred Stock equal to the sum of (i) the Black Scholes Value (as defined in the Warrants, which was sold concurrent with the Series A Preferred Stock) with respect to the outstanding portion of all Warrants held by such holder (without regard to any limitations on the exercise thereof) as of the date of such event and (ii) the greater of (A) 125% of the Conversion Amount of such Series A Preferred Stock on the date of such payment and (B) the amount per share such holder would receive if such holder converted such Series A Preferred Stock into common stock immediately prior to the date of such payment, and will be entitled to convert into shares of common stock at an initial fixed conversion price of $9.9061 per share, subject to a beneficial ownership limitation of 4.99% which can be adjusted to a beneficial ownership limitation of 9.99% upon 61 days’ prior written notice.

12. Series A Preferred Stock and Common Stock Purchase Warrants (cont.)

(a) Series A Preferred Stock Terms (cont.)

Under the terms of the COD, the initial fixed conversion price of the Series A Preferred Stock is $9.9061, subject to adjustment. In the event that (i) the average of the VWAP of the Company’s shares for each of the five trading days immediately preceding the date of delivery is less than the fixed conversion price of $9.9061 (a “Price Failure”), or (ii) the sum of (x) the aggregate daily dollar trading volume (as reported on Bloomberg) of our common stock on Nasdaq during the 10 trading day period ending on the trading day immediately preceding such date of determination, divided by (y) 10, is less than $1,500 (a “Volume Maximum Failure”), each share of Series A Preferred Stock is entitled to convert at a price equal to 90% of the sum of the two lowest VWAPs during the 10 trading day period immediately preceding the date of delivery divided by two (the “90% Conversion Price”), but not less than the Floor Price (as defined in the COD), or, at the time of such Price Failure or Volume Maximum Failure, the sum of the average daily U.S. Dollar volume for our common stock during the 10 days previous to conversion divided by 10 is less than $2 million then each share of Series A Preferred Stock is entitled to convert at the lower of the fixed conversion price or a price equal to 80% of the sum of the two lowest VWAPs during the 10 trading day period immediately preceding delivery divided by two (the “80% Conversion Price”), but not less than the Floor Price (such 80% Conversion Price or 90% Conversion Price, as the case may be, the “Alternate Conversion Price”).

In addition, the COD and the Warrant provides for an adjustment to the conversion price and exercise of the Warrant in the event of a “new issuance” of our common stock, or common stock equivalents, at a price less than the applicable conversion price of the Series A Preferred Stock or exercise price of the Warrant. The adjustment is a “full ratchet” adjustment in the conversion price of the Series A Preferred Stock and the exercise price of the Warrant equal to the lower of the new issuance price or the then existing conversion price of the Series A Preferred Stock or exercise price of Warrant, with few exceptions required to redeem the shares we were unable to deliver at a price equal to the highest closing price of our common stock during the time between the failure to deliver shares of our common stock and the redemption date.

If certain defined “triggering events” defined in the COD occur, such as a breach of the Registration Rights Agreement (specifically the Company’s Form S-1 as filed on SEC Edgar on September 13, 2021 and subsequently amended), suspension of trading, or our failure to convert the Series A Preferred Stock into common stock when a conversion right is exercised, failure to issue our common stock when the Warrant is exercised, failure to declare and pay to any holder any dividend on any dividend date, or upon a “bankruptcy triggering event” (as defined in the COD), then we may be required to redeem the Series A Preferred Stock for cash in the amount of up to a minimum of 125% of their Conversion Amount (as defined in the COD). In addition, if 30 days after our common stock commences trading on the Nasdaq Stock Market the sum of the average daily dollar volume for the 10 days previous to conversion divided by 10 is less than $2.5 million, then the Series A Preferred Stock will be entitled to a one-time dividend equal to an 8% increase in the stated value of the Series A Preferred Stock, or an $80 dollar increase per share in stated value, resulting in a stated value of $1,080 per Series A Preferred Stock. Additionally, if any of the triggering events are not addressed on a timely basis, we could be liable to pay an 18% per annum dividend.

If the Company experiences a “Change of Control” (as defined in the COD), the Company may also be required to redeem the Preferred Shares for cash at a minimum of 125% of their Conversion Amount. Holders of Series A Preferred Stock will have no voting rights, except as required by law and as expressly provided in the COD.

(b) Amendments to Series A Convertible Preferred Stock

i.	Voting Rights

On November 22, 2022, the Company amended Section 12 of the Certificate of Designation of Series A Convertible Preferred Stock to provide for voting rights. Subject to a 9.99% beneficial ownership limitation, the holders of Series A Preferred Stock shall have the right to vote on all matters presented to the stockholders for approval together with the shares of common stock, voting together as a single class, on an “as converted” basis using the “Conversion Price” (initially $9.906 per share before any adjustment) (rounded down to the nearest whole number and using the record date for determining the stockholders of the Company eligible to vote on such matters), except as required by law (including without limitation, the DGCL) or as otherwise expressly provided in the Company’s Certificate of Incorporation or the Certificate of Designations of Series A Convertible Preferred Stock. The voting rights described above shall expire on February 28, 2023, and thereafter holders of preferred stock shall not have voting rights except as required by law.

12. Series A Preferred Stock and Common Stock Purchase Warrants (cont.)

ii.	Conversion Price Adjustment for Series A Preferred Stock

On December 9, 2022, the Company and 3i entered into a letter agreement which provided that pursuant to Section 8(g) of the Certificate of Designations for the Series A Preferred Stock, the parties agreed that the Conversion Price was modified to mean the lower of: (i) the Closing Sale Price on the trading date immediately preceding the Conversion Date and (ii) the average Closing Sale Price of the common stock for the five trading days immediately preceding the Conversion Date, for the Trading Days through and inclusive of January 19, 2023. Any conversion which occurs shall be voluntary at the election of the Holder, which shall evidence its election as to the Series A being converted in writing on a conversion notice setting forth the then Minimum Price. Management determined that the adjustment made to the Conversion Price is not a modification of the COD which allows for adjustments to the Conversion Price at any time by the Company and the other terms of the Certificate of Designations remained unchanged.

(c) Series A Preferred Stock Triggering Event

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

2. A “Triggering Event Redemption Right” will commence and remain open for a period of 20 trading days from the later of the date either the Triggering Event is cured or the receipt by 3i of the Triggering Event Notice. Under the Triggering Event Redemption Right, if elected by the holder of the Preferred Shares, the Company would be obligated to redeem all or a portion of the Preferred Shares for a minimum of 125% of the stated value of the Preferred Shares. Concurrently, under the provisions of the PIPE Warrant, if elected by 3i, the Company would be obligated to redeem the PIPE Warrant for the Black Sholes Triggering Event Value as defined in the warrant agreement.

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

12. Series A Preferred Stock and Common Stock Purchase Warrants (cont.)

(c) Series A Preferred Stock Triggering Event (cont.)

On June 6, 2022, the Company entered into that certain First Amendment to the Forbearance Agreement and Waiver with 3i, (the “Amendment”) to extend the forbearance period date under subsection 5 of Section 2 of the Forbearance Agreement and Waiver dated April 27, 2022 (the “Original Agreement”) from June 4, 2022, to June 20, 2022. In addition, the parties agreed that the forbearance period of June 20, 2022 may also be extended for an additional 15 days to July 5, 2022, provided that, on June 20, 2022 the Company will remove the restrictive legend on 441,005 shares of common stock of the Company issued in connection with the conversion of certain shares of Series A Preferred Stock (“Conversion Shares”) by 3i pursuant to the conversion notice dated May 2, 2022, and 3i is able to sell the Conversion Shares free of restrictions (including volume restrictions) pursuant to SEC Rule 144(b)(1)(i) (the “Legend Removal”).

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

(d) 3i Warrant Terms

Concurrently with the issuance of our Series A Preferred Stock, the Company issued warrants to purchase 2,018,958 shares of the Company’s common stock at an exercise price of $9.9061 per share, subject to adjustments (“3i Warrants”). The material terms of the 3i Warrants are as follows:

(i)	The warrants have a term of three years and expire on December 20, 2024;

(ii)	The exercise of the warrants are subject to a beneficial ownership limitation of 4.99% which can be adjusted to a beneficial ownership limitation of 9.99% upon 61 days’ prior written notice;

(iii)	The exercise price and the number of 3i Warrant shares issuable upon the exercise of the 3i Warrants are subject to adjustment, as follows:

o	In the event of a stock dividend, stock split or stock combination recapitalization or other similar transaction involving the Company’s common stock the exercise price will be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock outstanding immediately before such event and of which the denominator shall be the number of shares of Common Stock outstanding immediately after such event;

o	If the Company sells or issues any shares of common stock, options, or convertible securities at an exercise price less than a price equal to the Warrant exercise price in effect immediately prior to such sale (a “Dilutive Issuance”), then immediately after such Dilutive Issuance, the exercise price then in effect shall be reduced to an amount equal to the new issuance price;

o	Simultaneously with any adjustment to the exercise price, the number of 3i Warrant shares that may be purchased upon exercise of the 3i Warrant shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable hereunder for the adjusted number of 3i Warrant shares shall be the same as the aggregate exercise price in effect immediately prior to such adjustment (without regard to any limitations on exercise) and;

o	Voluntary adjustment for the Company to any amount and for any period deemed appropriate by the board of directors of the Company.

12. Series A Preferred Stock and Common Stock Purchase Warrants (cont.)

(d) 3i Warrant Terms (cont.)

(iv)	In the event of either the Company consolidating or merging with or into another entity (the “Fundamental Transaction”), the sale or assignment of substantially all of the Company’s subsidiaries, or a Triggering Event (as defined in the COD), the holder is entitled to require the Company to pay the holder an amount in cash equal to the Black-Scholes value of the 3i Warrants on or prior to the later of the second trading after the date of request for payment and the date of consummation of the Fundamental Transaction; or at any time after the occurrence of the Triggering Event.

(e) Accounting

i.	Series A Preferred Stock

The Company evaluated the Series A Preferred Stock under ASC 480-10 to determine whether it represents an obligation that would require the Company to classify the instrument as a liability and determined that the Series A Preferred Stock is not a liability pursuant to ASC 480-10. Management then evaluated the instrument pursuant to ASC 815 and determined that because the holders of the Series A Preferred Stock may be entitled to receive cash, the Series A Preferred stock should be recorded as mezzanine equity given the cash redemption right that is within the holder’s control.

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

 Through December 9, 2022, the derivative scope exception under ASC 815 is not met because a settlement contingency is not indexed to the Company’s stock. Therefore, the redemption feature (derivative liability) has been bifurcated from the Series A Preferred Stock and recorded as a derivative liability. The fair value of the Series A Preferred Stock Redemption Feature (the “Redemption Feature”) derivative is the difference between the fair value of the Series A Preferred Stock with the Redemption Feature and the Series A Preferred Stock without the Redemption Feature. The Series A Preferred Stock Redemption Feature has been valued with a Monte Carlo Simulation model, using the inputs as described in Note 13(a).

Subsequent to December 9, 2022, because of the agreed conversion price adjustment (see Note 12(b) ii.), although bifurcation of the conversion feature is still required, the value of the derivative has been determined to be immaterial since the conversion price will always be at market.

iii.	3i Warrants

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

12. Series A Preferred Stock and Common Stock Purchase Warrants (cont.)

(f) Series A Preferred Stock Conversions

i.	Year ended December 31, 2022

During the year ended December 31, 2022, 3i exercised its option to convert 6,214 shares of Series A Preferred stock for 7,801,831 shares of common stock. As of December 31, 2022, we had 13,586 shares of Series A Preferred Stock issued and outstanding. The fair value of the derivative liability associated with the Series A Preferred Stock converted during the year ended December 31, 2022, as determined by Monte Carlo simulations, was $954.

Because the latest nine conversions in the period January 1, 2022, through December 9, 2022, were completed at less than the agreed floor price, we recorded a floor price liability and recognized a corresponding reduction of additional paid in capital, as follows:

i.	During the six months ended June 30, 2022, $1,511 (paid in cash prior to June 30, 2022);

ii.	During the three months ended September 30, 2022, $1,646 (See Note 11(a));

iii.	On December 9, 2022, we issued 121,018 shares of Common Stock to the Investor upon the conversion of 222 Conversion Shares and recorded a floor price liability of $264.

Additionally, because the Company’s average daily dollar volume of stock trading was less than $2.5 million during a ten-day period in January 2022, the Company has recorded a one-time deemed dividend of 8% in the amount of $1,572 on preferred stock converted between February 1, 2022 and March 31, 2022 and the balance of Series A Preferred Stock outstanding as at March 31, 2022 as an increase to the value of the Series A Preferred Stock and a reduction of additional paid in capital. In addition, under the terms of the Registration Rights Agreement (“RRA”), during the period January 1, 2022, through December 31, 2022, the Company has also paid 3i an additional $800 in Registration Delay Payments.

On December 9, 2022, the Company and 3i, entered into a letter agreement which provided that pursuant to Section 8(g) of the Certificate of Designations for the Series A Preferred Stock, the parties agreed that the Conversion Price (as defined in such Certificate of Designations”) was modified to mean the lower of: (i) the Closing Sale Price (as defined in the Certificate of Designations) on the trading date immediately preceding the Conversion Date (as defined in the Certificate of Designations and (ii) the average Closing Sale Price of the common stock for the five trading days immediately preceding the Conversion Date, for the Trading Days (as defined in the Certificate of Designations) through and inclusive of January 19, 2023.

ii.	Year ended December 31, 2021

On December 21, 2021, when 3i exercised its option to convert 200 shares of Series A Preferred Stock for 20,190 shares of our common stock, the Company determined the fair value was unchanged from the December 20, 2021 fair value, and accordingly reclassified $75 from the Series A Preferred Stock Conversion feature to additional paid-in capital. As of December 31, 2021, the Company recognized a fair value remeasurement adjustment of the carrying amount resulting in a $154 decrease in fair value of the derivative liability and a corresponding change in fair value of derivative liability in the Consolidated Statement of Operations and Comprehensive Loss.

12. Series A Preferred Stock and Common Stock Purchase Warrants (cont.)

The accounting for the Series A Preferred Stock and Warrants is illustrated in the table below:

	Consolidated Balance Sheets				Consolidated Statement of Operations & Comprehensive Loss
	Warrant liability	Series A Preferred Derivative Liability	Series A Convertible Preferred Stock – Mezzanine	Additional paid-in capital	Finance Costs	Fair value adjustment to derivative and warrant liabilities

Subscription proceeds received on December 20, 2021	$11,273	$7,409	$1,318	$—	$—	$—
Costs allocated and expensed	—	—	(680)	—	877	—
December 21, 2021 conversion of 200 Series A Preferred Stock	—	(74)	(6)	80	—	—
Fair value adjustment at December 31, 2021	—	(154)	—	—	—	(154)
Balance, December 31, 2021	$11,273	$7,181	$632	$80	$877	$(154)

	Consolidated Balance Sheets						Consolidated Statement of Operations & Comprehensive Loss
	Warrant liability	Series A Preferred Derivative Liability*	Series A Convertible Preferred Stock – Mezzanine Equity	Share Capital	Additional paid-in capital	Accrued Liabilities	Fair value adjustment to derivative and warrant liabilities

Balances, December 31, 2021	$11,273	$7,181	$632	—	$80	—	$(154)
Conversion of 6,214 shares of Series A Preferred Stock into common stock	—	—	(203)	1	202	—	—
Reclassification of derivative liability relating to converted Series A Preferred stock	—	(954)	—	—	954	—	—
Floor price adjustment on conversion of shares of Series A Preferred stock	—	—	—	—	(3,421)	265	—
8% deemed dividend on Preferred Stock	—	—	1,572		(1,572)	—	—
Fair value adjustment	(10,899)	(6,227)	—	—	1	—	17,125
Balances, December 31, 2022	$374	$—	$2,001	$1	$(3,756)	$265	$17,125

*	Valuation	of the Series A Preferred Derivative Liability is discussed in Note 12 (e) ii.

13. Derivative Liabilities

(a) Continuity of Warrant Liability and Derivative Liabilities

The derivative liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value in the years ended December 31, 2022, and 2021, is presented in the following tables:

	3i Warrants	3i Fund Series A Redemption Feature
	Issued December 20, 2021
Balance as of January 1, 2022	$11,273	$7,181
Change in fair value	(10,899)	(6,227)
Amount transferred to Equity	—	(954)
Balance as of December 31, 2022	$374	$—
Fair value per 3i Warrant / Series A Preferred share issuable at period end	$0.19	$—

	Settlement Warrants for the termination of the Financing Facility	T02 Warrants	T03 Warrants	3i Warrants	3i Fund Series A Redemption Feature
	Grant date February 23, 2020	Warrants issued December 2019	Warrants issued June 2021	Issued December 20, 2021
Balance as of January 1, 2021	$102	$47	$—	$—	$—
Issued during the period	—	—	2,000	11,273	7,409
Change in fair value	(94)	(45)	(1,794)	—	(153)
Amount transferred to Equity	—	—	(206)	—	(75)
Translation effect	(8)	(2)	—	—	—
Balance as of December 31, 2021	$—	$—	$—	$11,273	$7,181
Fair value per warrant / Series A Preferred share issuable at period end	$—	$—	$—	$5.58	$363.0

(b) Series A Preferred Stock Conversion Feature – Valuation Inputs

The following inputs were used for the Series A Preferred Stock conversions recorded in the year ended December 31, 2022 and the fair value of the Series A Preferred Derivative liability determined at September 30, 2022 and December 31, 2021:

	January 1, 2022 – September 30, 2022*	December 31, 2021
Initial exercise price	$9.05 - $9.91	$9.91
Stock price on valuation date	$1.10 - $10.75	$10.37
Risk-free rate	1.03% - 4.23%	0.96%
Time to exercise (years)	2.22 - 2.96	2.97
Equity volatility	70% - 114%	70%
Probability of volume failure	93% - 99%	92%
Rounded 10-day average daily volume (in 1,000’s)	$297 - $873	$908

*	The agreed conversion price adjustment (see Note 12 (b) ii.) resulted in the Series A Preferred liability value derivative being valued at zero at December 9, 2022. Therefore, there were no conversions subsequent to September 30, 2022, which impacted the Series A derivative liability.

13. Derivative Liabilities (cont.)

(c) 3i Warrants – Valuation Inputs

On December 31, 2022, the Company utilized the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to estimate the fair value of the 3i Warrants to be approximately $374. On December 31, 2021, the Company utilized Monte Carlo simulations models to estimate the fair value of the 3i Warrants to be approximately $11,273. The 3i Warrants were valued at December 31, 2022 and 2021, using the following inputs:

	December 31, 2022	December 31, 2021
Initial exercise price	$9.91	$9.91
Stock price on valuation date	$0.29	$10.50
Risk-free rate	4.33%	0.91%
Expected life of the 3i Warrant to convert (years)	1.97	3.0
Rounded annual volatility	131%	73%
Timing of liquidity event	March 15, 2023	Q3 2022 – Q2 2023
Expected probability of event	100%	90%

(d) Investor Warrants

The exercise price of our investor warrants which were issued by Allarity A/S, described below is denominated in SEK; however, the functional currency of Allarity A/S is DKK. Consequently, the value of the proceeds on exercise is not fixed and will vary based on foreign exchange rate movements. The investor warrants, when issued other than as compensation for goods and services are therefore a derivative for accounting purposes and are required to be recognized as a derivative liability and measured at fair value at each reporting period. Any changes in fair value from period to period are recorded as non-cash gain or loss in the Consolidated Statements of Operations and Comprehensive Loss. Upon exercise, the holders pay the Company the respective exercise price for each investor warrant exercised in exchange for one common share of the Company and the fair value at the date of exercise and the associated non-cash liability will be reclassified to share capital. The non-cash liability associated with any investor warrants that expire unexercised is recorded as a gain in the consolidated statements of comprehensive loss. There are no circumstances in which the Company would be required to pay any cash upon exercise or expiry of the investor warrants.

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

ii.	in June 2021, 2,417,824 investor warrants (“TO3 Warrants”) were granted to investors and 482,250 TO3 warrants have been granted to underwriters as a non-cash consideration of the share issuance cost amounting $2,384. All TO3 Warrants were vested as of the grant date and were exercisable for $10 per common shares. In accordance with the terms of the Company’s outstanding TO3 Warrants, on August 26, 2021, the Company’s Board of Directors set an extraordinary and final exercise period for the Company’s TO3 Warrants, starting on August 30, 2021, and ending on September 13, 2021. Any TO3 Warrants unexercised after September 13, 2021, expired without compensation or payment of any kind to the warrant holders. During the year ended December 31, 2021, 274,386 TO3 Warrants were exercised for total proceeds of $2,679 and the balance expired unexercised on September 13, 2021.

13. Derivative Liabilities (cont.)

The table below summarizes the number of investor warrants that were outstanding, their weighted average exercise price as of December 31, 2021, as well as the movements during the year.

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	1,086,759	$36.0
Granted	2,900,074	$10.0
Exercised	(274,562)	$10.0
Expired	(3,712,271)	$17.0
Outstanding at December 31, 2021	—	$—
Exercisable at December 31, 2021	—	$—

There were no investor warrants issued or outstanding during the year ended December 31, 2022.

The fair value of the Company’s TO3 warrant liabilities, which all expired as of September 13, 2021, were estimated based upon Monte Carlo simulations under different market conditions, as scheduled below, resulting in a probability weighted value of the TO3 warrants of $2,000 at June 24, 2021, at the grant date. Warrants exercised on September 13, 2021, were re-valued at $206 using a Black-Scholes model with the assumptions noted below.

	June 24, 2021	August 30, 2021
Exercise price	$10.05	$9.86
Stock price	$5.50	$10.61
Risk-free interest	(0.55)%	(0.50)%
Expected dividend yield	(0)%	(0)%
Contractual life (years)	1.81	0.04
Expected volatility	106.5%	104%

(e) Financing Facility

Effective November 29, 2018, the Company established a convertible debt facility (the “Facility”) for funding of up to SEK 200 million to be funded in up to 20 tranches of SEK 10 million each over a 24-month term and bearing interest at 2% per annum. Five of the tranches receivable under the Facility were at the discretion of the investor and the Facility was convertible into shares and warrants at 50% of the nominal amount of the notes. The Company evaluated the terms of the Financing Facility in accordance with ASC 815-40-15 and ASC 815-40-25 and determined that the instrument is a derivative. Accordingly, the accounting treatment is the same as that described for Investor Warrants in Note 13(b) above.

On June 3, 2019, the Company settled one of the five tranches with a cash payment of $673 and in February 2020 the balance of the committed tranches was settled by receipt of $1,000 from the investor in cash, in exchange for a subscription of 186,600 common shares in the Company (“Settlement Shares”) valued at $2,500 and the issuance of 79,937 investor warrants (“Settlement Warrants”) valued at $625 as of the February 23, 2020, grant date. All Settlement Warrants immediately vested on the grant date, were exercisable at $20 per common share and expired unexercised as of December 12, 2021.

13. Derivative Liabilities (cont.)

The fair value of the Company’s Settlement Warrant derivative liabilities, which all expired as of December 31, 2021, were estimated initially and on a quarterly basis using the Black-Scholes option pricing model and based on the following assumptions:

Settlement Warrants for the termination of the Financing Facility
Grant date February 23, 2020
Exercise price	$17.0
Share price	$13.5
Risk-free interest	(0.38)%
Expected dividend yield	(0)%
Contractual life (years)	3.00
Expected volatility	104.10%

14. Stockholders’ Equity

(a) Stockholders’ Equity

i. Capital structure

As a result of the recapitalization share exchange described in Notes 1 and 4, to these consolidated financial statements, all outstanding shares, warrants and options were exchanged on a 50:1 basis as of December 20, 2021, and accordingly, all share, warrant, option and per share disclosure in these consolidated financial statements has been retroactively adjusted to reflect the 50:1 reverse split unless otherwise stated.

Our authorized capital stock consists of 30,000,000 shares of common stock, par value $0.0001 per share, and 500,000 shares of preferred stock, par value $0.0001 per share, of which 20,000 shares of preferred stock, have been designated Series A Preferred Stock and 200,000 have been designated as Series B Preferred Stock (see note 14(a)ii.).

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

As of December 31, 2022 and 2021, the Company’s total issued, and outstanding common shares were 15,897,845 and 8,096,014, respectively, with a par value of $0.0001. The shares are fully paid in. The shares are not divided into classes, and no shares enjoy special rights.

ii. Establishment of Series B Preferred Stock

On November 22, 2022, the Company’s Board of Directors established the Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”). Following is a summary of the terms of the Series B Preferred Stock:

a.	The number of shares designated as Series B Preferred Stock is 200,000;

b.	The holders of Series B Preferred Stock shall not be entitled to receive dividends of any kind;

c.	Each outstanding share of Series B Preferred Stock shall have 400 votes per share;

The Series B Preferred Stock shall rank senior to the Common Stock, but junior to the Series A Preferred stock, as to any distribution of assets upon a liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily;

14. Stockholders’ Equity (cont.)

All shares of Series B Preferred Stock that are not present in person or by proxy through the presence of such holder’s shares of Common Stock or Series A Preferred Stock, in person or by proxy, at any meeting of stockholders held to vote on the Reverse Stock Split, the Share Increase Proposal and the Adjournment Proposal as of immediately prior to the opening of the polls at such meeting (the “Initial Redemption Time”) shall automatically be redeemed by the Company at the Initial Redemption Time without further action on the part of the Company or the holder thereof (the “Initial Redemption”);

Any outstanding shares of Series B Preferred Stock that have not been redeemed pursuant to an Initial Redemption shall be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board of Directors in its sole discretion, automatically and effective on such time and date specified by the Board of Directors in its sole discretion or (ii) automatically upon the approval by the Company’s stockholders of the Reverse Stock Split and the Share Increase Proposal at any meeting of stockholders held for the purpose of voting on such proposals; and

Each share of Series B Preferred Stock redeemed in any Redemption shall be redeemed in consideration for the right to receive an amount equal to $0.01 in cash for each one whole share of Series B Preferred Stock as of the applicable Redemption Time.

iii. Issuance of Series B Preferred Stock Dividend

Effective December 5, 2022, the Company issued a stock dividend to be distributed as follows to stockholders of record as of close of business on December 5, 2022: (i) 0.016 shares of Series B Preferred Stock for each outstanding share of common stock; and (ii) 1.744 shares of Series B Preferred Stock for each outstanding share of Series A Preferred Stock. Effective February 3, 2023, the Company redeemed 190,786 shares of Series B Preferred stock in exchange for $0.01 per share.

iv. Share issuances

During the year ended December 31, 2022, the Company issued 7,801,831 common shares valued at $1,156 gross and ($2,265) net of the $3,421 floor price adjustments upon the conversion of 6,214 shares of Series A Preferred Stock.

During the year ended December 31, 2021, the Company recorded a total of $2,475 in share issuance costs and issued:

(a)	295,537 common shares valued at $2,972 upon the exercise of common stock purchase warrants and stock options and the receipt of $2,765 in cash;

(b)	Units consisting of 2,417,824 common shares and 2,417,824 common share purchase warrants for $5 per unit; valued at $12,125 in exchange for $12,125 in cash, and 482,250 common shares and 482,250 common share purchase units valued at $2,384 in consideration for services. The attached warrants are exercisable for $10 each with an original expiration date of April 15, 2023, subsequently amended to September 13, 2021 (Note 14(b) iii);

(c)	628,192 common shares valued at $2,880 upon conversion of debt and payment of accounts payable; and

(d)	20,190 common shares valued at $82 upon the conversion of 200 Series A Preferred shares.

15. Share-based payments

Share based payments in the legal form of stock options (“options”) and/or warrants have been granted to members of the executive management, members of the board of directors, employees, and external consultants.

15. Share-based payments (cont.)

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

On November 24, 2021, the Board of Directors approved an equity-settled stock option plan which provides employees, officers, and directors an option to purchase a total of 869,828 common shares of the Company at prices of between $5.19 and $10.17. Employee warrants were granted with 25% vesting upon grant and the 75% balance vesting over 36 months until November 24, 2024, provided they remain within the Company’s employment. Director warrants were granted with a vesting period of 48 months. Vested warrants are exercisable over a fixed period from the grant date up to and including November 23, 2026. During the year ended December 31, 2022, a total of 388,017 of these stock options were forfeited.

Additional Executive Plan

Effective September 15, 2019, the Company established an option compensation plan to grant the CEO a right to subscribe a total of two percent of the then outstanding shares of the Company on a fully diluted basis upon completion of twenty-four months of continuous employment. A total of 156,025 options were granted effective September 15, 2021, and became fully vested on that date. The options have been valued at $1,004 with the Black-Scholes model using an expected volatility of 97.88%; expected life of 5 years; risk free interest rate of (0.46%); an expected dividend yield of 0%; and an exercise price of $8.75. Vested warrants are exercisable for a fixed period from September 15, 2021, until November 23, 2026. During the year ended December 31, 2022, 156,025 options were forfeited.

Warrant plan #7

On December 18, 2020, the Board of Directors approved an equity-settled stock option plan which provides an employee and a member of the executive management of the Group with the option to purchase 67,791 common shares of the Company at market price on the date of grant. Warrants were granted with monthly vesting over 36 months until September 1, 2022, respectively October 1, 2023, provided they remain within the Company’s employment. During the year ended December 31, 2021, the vesting terms were accelerated and upon the Company’s listing on Nasdaq the options of the member of executive management became fully vested. Accordingly, a total of 28,191 options exercisable at $13.30 per share became completely vested as of December 20, 2021. Vested options are exercisable over a fixed period of 10 years from the grant date.

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

15. Share-based payments (cont.)

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

Warrant plan #3

On December 17, 2014, the Board of Directors approved an equity-settled stock option plan, which provides key management personnel with the option to purchase 570,000 common shares of the Company at market price on the date of grant. Warrants were granted with 50% immediately vesting upon grant, 25% vesting on December 17, 2015, and 25% vesting on July 3, 2016, provided the recipient remains within the Group’s employment. Vested warrants are exercisable over a fixed period from grant date up to and including July 1, 2021.

Warrant plans #1 - #6 and 2021 Stock Option Plan

Effective July 1, 2021, a total of 45,805 previously issued and outstanding options expired unexercised.

All share-based payment warrants and stock option plans

During the years ended December 31, 2022 and 2021, the total charge to profit or loss amounted to $1,752 and $6,368, respectively of which $1,156 and $4,203, respectively, are recognized as general and administrative expenses and $596 is recognized as research and development expenses. As of December 31, 2022, total unrecognized compensation cost relating to unvested options granted was $1,003 and is expected to be realized over a period of 2.6 years. The Company will issue shares upon exercise of options from shares reserved under the plans.

The table below summarizes the number of options that were outstanding, their weighted average exercise price and contractual term as of December 31, 2022, as well as the movements during the period.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)

Balance on January 1, 2022	1,174,992	$6.8	4.91
Granted	46,000	1.2	—
Forfeited	(544,042)	7.3	—
Outstanding as of December 31, 2022	676,949	6.55	4.14
Options exercisable at December 31, 2022	380,119	6.46	4.24

15. Share-based payments (cont.)

A total of 544,042 stock options were forfeited, and no options expired or were exercised in the year ended December 31, 2022. The intrinsic value of all stock options outstanding at December 31, 2022 was $0. The weighted average exercise price for options outstanding at the end of 2022 is $6.55.

The weighted average grant date fair value per share of options granted in 2022 and 2021 was $1.19 and $10.25, respectively. The total fair value of options vested during the years December 31, 2022 and 2021, was $1,328 and $4,223, respectively. The estimate of the grant date fair value of each option issued is based on a Black-Scholes model. The assumptions used in our valuations are summarized as follows:

	For the Years ended December 31,
	2022	2021
Expected volatility	105.85% - 120.22%	80.6% - 97.9%
Weighted average share price	$1.19	$6.63
Expected life (in years)	5	5 - 9.8
Expected dividend yield	0%	0%
Risk-free interest rate	3.05% - 4.09%	(0.45)% - (0.46)%

Expected Term — The expected term is based upon the historical exercise patterns of options.

Expected Volatility — Was determined based upon the expected term of the options which is based upon the historical exercise patterns of options.

Risk-Free Interest Rate — The risk-free interest rate is based on the 5 years government bond yield rate of Denmark at the date of grant maturities approximately equal to the options’ expected term.

Dividend Rate — The expected dividend is zero as the Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future.

Fair Value of Common Stock — The quoted prices of the Company’s common stock is used to estimate the fair value of the share-based awards at grant date.

16. License and Development Agreements

(a) License Agreement with Novartis for Dovitinib

We hold the exclusive worldwide rights to all therapeutic and/or diagnostic uses related to cancer in humans for dovitinib from Novartis pursuant to a license agreement. Pursuant to the agreement, we are solely responsible for the development of dovitinib during the term of the agreement.

 On September 27, 2022, Allarity Therapeutics Europe Aps (“Allarity Europe”), a wholly-owned subsidiary of the Company, entered into a Second Amendment to License Agreement (the “Second Amendment”) with Novartis Pharma AG, a company organized under the laws of Switzerland (“Novartis”), which amended the terms of the License Agreement dated April 6, 2018 (the “Original Agreement”), as amended by that certain First Amendment to License Agreement effective as of March 30, 2022 (“Amendment” and together with the Original Agreement, the “Agreement”) and that certain Promissory Note dated April 6, 2018, which was re-issued by Allarity Therapeutics Denmark ApS, a subsidiary of Allarity Europe, in favor of Novartis on March 30, 2022, to modify the terms and timing of the Outstanding Milestone Payment (as defined in the Second Amendment), including an increase in such milestone payment by $500 (paid on or about December 25, 2022), in addition to the $5,000 which is included in accounts payable at September 30, 2022, and originally expensed in the year ended December 31, 2021. The Second Amendment became effective upon receipt by Novartis of the first portion of the Outstanding Milestone Payment ($1,000), which was paid on or about September 28, 2022. As of December 31, 2022, the Company has an outstanding milestone payment of $4 million due to Novartis recorded in accounts payable.

16. License and Development Agreements (cont.)

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

Royalty Payments

In addition to the milestone payments described above, we have agreed to pay Novartis royalties based on annual incremental sales of product derived from dovitinib in an amount between 5% and 10% of annual sales of between $0 and $250 million, between 6% and 13% of annual sales between $250 million and $500 million, between 7% and 13% of annual sales between $500 million and $750 million, and between 13% and 15% of annual sales in excess of $750 million.

We are obligated to pay royalties under the agreement on a country-by-country and product-by-product basis for a period that commences with the first commercial sale of a product until the later of (i) the expiration of the last to expire valid claim of any licensed patent covering such licensed product in such country; or, (ii) the expiration of regulatory-based exclusivity for such licensed product in such country or (iii) the 10 year anniversary of the date of first commercial sale of such licensed product in such country. However, the agreement may be sooner terminated without cause by us upon 120 days prior written notice, or upon written notice of a material breach of the agreement by Novartis that is not cured within 30 days. Novartis also has the right to terminate the agreement upon written notice of a material breach of the agreement by us that is not cured within 30 days or if we file for bankruptcy.

(b) License Agreement with Eisai for Stenoparib

We hold the exclusive worldwide rights to all preventative, therapeutic and/or diagnostic uses related to cancer in humans and by amendment to the agreement on December 11, 2020, viral infections in humans (including, but not limited to, coronaviruses) for stenoparib from Eisai, Inc. (“Eisai”) pursuant to a license agreement. Pursuant to the license agreement, we are solely responsible for the development of stenoparib during the term of the agreement. The agreement also provides for a joint development committee consisting of six members, three appointed by us and three appointed by Eisai. One of our members of the joint development committee is designated chair of the committee and has the power to break any deadlock in decisions by the committee that must be made by a majority vote with each representative having one vote. The purpose of the committee is to implement and oversee development activities for stenoparib pursuant to the clinical development plan, serving as a forum for exchanging data, information and development strategy.

16. License and Development Agreements (cont.)

Effective July 12, 2022, the Company’s July 6, 2017 Exclusive License Agreement with Eisai Inc. (the “Third Amendment”), the terms of the original exclusive license were further amended in order to (1) further postpone the due date of the Extension Payment and extend the deadline for the Company’s successful completion of its first Phase 1b or Phase 2 clinical trial for Stenoparib (the “Product”) beyond December 31, 2022; and (2) amend terms related to Eisai’s right of termination of development.

In consideration of the extended timeframe, and the Company not achieving the minimum patient enrollment, by July 1, 2022, set out in the Second Amendment, the Company is obligated to pay Eisai an extension payment as follows:

(i)	$100 within 10 days of the execution of the Third Amendment (paid during the period ended September 30, 2022); and

(ii)	$900 on or before April 1, 2023 (recognized as a milestone expense in the year ended December 31, 2022, and recorded as an accrued development cost liability at December 31, 2022).

Once the extension payment is paid in full, the Company shall have until April 1, 2024, to complete enrollment in a further Phase 1b or Phase 2 Clinical Trial of the Product. If the Company has not achieved successful completion of a further Phase 1b or Phase 2 Clinical Trial of the Product prior to April 1, 2024, Eisai may terminate this Agreement in its entirety, in its sole discretion on at least 120 days prior written notice.

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

Royalty Payments

In addition to the milestone payments described above, we have agreed to pay Eisai royalties based on annual incremental sales of product derived from stenoparib in an amount between 5% and 10% of annual sales of between $0 and $100 million, between 6% and 10% of annual sales between $100 million and $250 million, between 7% and 11% of annual sales between $250 million and $500 million, and between 11% and 15% of annual sales in excess of $500 million.

We are obligated to pay royalties under the agreement on a country-by-country and product-by-product basis for a period that commences with the first commercial sale of a product until the later of (i) the expiration of the last to expire valid claim of any licensed patent covering such licensed product in such country; or, (ii) the expiration of regulatory-based exclusivity for such licensed product in such country or (iii) the 15 year anniversary of the date of first commercial sale of such licensed product in such country. However, the agreement may be terminated sooner without cause by us upon 120 days prior written notice, or upon written notice of a material breach of the agreement by Eisai that is not cured within 90 days (30 days for a payment default). Eisai also has the right to terminate the agreement upon written notice of a material breach of the agreement by us that is not cured within 90 days (30 days for a payment default) or if we file for bankruptcy. By an amendment effective as of August 3, 2021, and executed by Eisai on August 23, 2021, Eisai also has the right to terminate the agreement if we do not complete a Phase 2 clinical trial before December 31, 2022, unless we elect to pay a $1,000 (one million dollar) extension payment (“Extension Payment”). Notwithstanding the foregoing, in the event we fail to enroll and dose at least 30 patients with the first dose of cancer drug in the ongoing Phase 2 Ovarian Cancer Clinical Trial by July 1, 2022, then the Extension Payment will be due and payable in fully by July 30, 2022. In addition, if we fail to achieve successful completion of first Phase 2 Clinical Trial prior to December 31, 2022, and do not elect to pay the Extension Payment then Eisai may terminate the agreement in its sole discretion pursuant to the terms of the amendment.

16. License and Development Agreements (cont.)

Option to Reacquire Rights to Stenoparib

For the period commencing with enrollment of the first five patients in a Phase 2 clinical trial pursuant to the clinical development plan and ending 90 days following successful completion of such Phase 2 clinical trial, Eisai has the option to reacquire our licensed rights to develop stenoparib for a purchase price equal to the fair market value of our rights, giving effect to the stage of development of stenoparib that we have completed under the agreement. We commenced a Phase 2 clinical trial April 15, 2019, and as of the date of these consolidated financial statements, Eisai has not indicated an intention to exercise its repurchase option.

(c) Development, Option and License Agreement with R-Pharm for IXEMPRA®

On March 1, 2019, the Company entered into an option to in-license the rights to any and all therapeutic and/or diagnostic uses in humans for IXEMPRA® in the European Union (Great Britain but excluding Switzerland and Lichtenstein) (the “Territory”) from R-Pharm U.S. Operating, LLC (“R-Pharm”), pursuant to a Development, Option and License Agreement (the “Option”). By an amendment to the agreement dated August 4, 2022, for no consideration, the term of the option will expire on September 1, 2023, if not exercised by us before then. The agreement provides a right of extension, should we elect, for an additional $250 thousand. As a condition to the exercise of the Option, we are required to offer R-Pharm a right to re-acquire the licensed rights from us on terms to be mutually agreed upon, including the payment to us of the fair market value of the licensed rights. Pursuant to the Option, we are solely responsible for the development of IXEMPRA® during the term of the Option within the Territory. The agreement also provides for a joint development committee consisting of four members, two appointed by us and two appointed by R-Pharm. Decisions by the committee that must be made by a unanimous consent of the parties, with us having the tie breaking vote on matters involving our DRP Biomarker, patient selection in the mBC clinical trial and the commercialization plan and R-Pharm having the tie breaking vote on all other matters. The purpose of the committee is to implement and oversee development activities for IXEMPRA® pursuant to the clinical development plan, serves as a forum for exchanging data, information, and development strategy.

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

Royalty Payments

In addition to the milestone payments described above, once we have exercised the Option, we have agreed to pay R-Pharm royalties based on annual incremental sales of product derived from IXEMPRA® in an amount between 5% and 8% of annual sales of between $0 and $30 million, and between 8% and 12% of annual sales over $30 million.

After the Option is exercised, we would be obligated to pay royalties under the agreement on a country-by-country and product-by-product basis for a period that commences with the first commercial sale of a product until the later of (i) the expiration of the last to expire valid claim of any licensed patent covering such licensed product in such country; or, (ii) the expiration of regulatory-based exclusivity for such licensed product in such country or (iii) the seven year anniversary of the date of first commercial sale of such licensed product in such country. However, the agreement may be sooner terminated without cause by us upon 90 days prior written notice, or upon written notice of a material breach of the agreement by R-Pharm that is not cured within 90 days (30 days for a payment default). R-Pharm also has the right to terminate the agreement upon written notice of a material breach of the agreement by us that is not cured within 90 days (30 days for a payment default) or if we file for bankruptcy.

16. License and Development Agreements (cont.)

(d) Development costs and Out-License Agreement with Smerud

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

LiPlaCis Support Agreement with Smerud, Chosa and LiPlasome

On March 28, 2022, concurrent with the entry into the Amended License Agreement, we entered into the LiPlaCis Support Agreement with Allarity Europe, Smerud, Chosa and LiPlasome (the “Support Agreement”). Pursuant to the terms of the Support Agreement, we agreed (i) to pay to LiPlasome a certain percentage of the Commercialization Proceeds received from Smerud by way of debt cancellation relating to prior work on LiPlaCis® by Smerud, which obligation was to be satisfied by the payment of USD $338 (2,273 thousand DKK) to LiPlasome upon execution of the Support Agreement, (ii) to equally share the milestone payments under the terms of the License Agreement, pursuant to which it was contemplated that upon the achievement of all the milestones, our pro rata share of the Milestone Payments would be up to $3.5 million, (iii) to amend and restate the Original License Agreement, and (iv) to terminate the 2020 Sublicense Agreement as contemplated by the parties pursuant to the terms of the Support Agreement.

Development costs

 Under the terms of the June 2020 Sublicense agreement (the “2020 Sublicense Agreement”) between the Company and Smerud Medical Research International AS (Norway) (“Smerud”), the Company is liable for development costs incurred by Smerud in the approximate amount of $1,264, which has been accrued as of December 31, 2021, as payable to Smerud. However, effective March 28, 2022, the Company terminated its LiPlasome rights through the following agreements:

A Letter Agreement between Chosa Oncology Ltd. (England), Chosa ApS (Denmark) (collectively “Chosa”), Smerud, and the Company, which references the following agreements:

Development costs

a.	The 2022 Amended and Restated License Agreement between LiPlasome Pharma Aps (Denmark) (“LiPlasome”), Chosa, and the Company’s subsidiary Allarity Therapeutics ApS, which amended the original February 15, 2016 LiPlasome License Agreement (as amended January 27, 2021), whereby Chosa replaced the Company as licensee of LiPlasome in exchange for Smerud’s cancellation of the Company’s $1,309 liability to Smerud and the Company’s agreement to pay $338 to LiPlasome. Consequently, in 2022, the Company recorded a balance due to LiPlasome of $338 in accrued liabilities (paid on April 1, 2022) and recorded other income of $971 which was recognized as a gain on sale of IP.

b.	The LiPlacis Support Agreement between Allarity Therapeutics Europe, Smerud, Chosa and LiPlasome. Terms of the Support Agreement provide that each of Smerud and the Company agreed that the 2022 Sublicense Agreement is terminated in its entirety.

16. License and Development Agreements (cont.)

(e) Oncoheroes

Effective January 2, 2022, the Company entered into an Exclusive License Agreement with Oncoheroes Biosciences Inc. (the “Oncoheroes Agreement”) to grant Oncoheroes an exclusive royalty-bearing global license to both dovitinib and stenoparib in pediatric cancers. Oncoheroes will take responsibility for pediatric cancer clinical development activities for both clinical-stage therapeutics. The Company will support Oncoheroes’ pediatric clinical trials by providing clinical-grade drug inventory at cost and by facilitating DRP® companion diagnostic screening of pediatric patients for each drug. Under the licenses, Oncoheroes will receive commercialization rights for pediatric cancers, subject to the Company’s first buy-back option for each program, and the Company will receive an upfront license fee and regulatory milestones for each program, specifically one for dovitinib and one for stenoparib, as follows:

i.	A one-time upfront payment of $250 and $100 for stenoparib and dovitinib respectively, within 5 business days after January 2, 2022 ($350 received as of April 4, 2022) and recorded in other income as a gain on sale of IP; and

ii.	two milestone payments of $1 million each due and payable upon receipt of regulatory approval of a product in the United States, and of a product in Europe, respectively.

Pursuant to the Oncoheroes Agreement the Company is also entitled to tiered royalties on aggregate net product sales (“Sales”) of between 7% and 12% on net sales of products as follows: 7% on Sales less than $100 million; 10% on Sales of greater than $100 million and less than $200 million; and 12% on Sales greater than $200 million.

(f) Lantern Pharma, Inc. – Irofulven Agreement

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

In addition to the sale of our inventory of Irofulven API and Data to Lantern Pharma, we also granted Lantern Pharma a non-exclusive, worldwide license to use our putative Irofulven DRP® companion diagnostic to advance the development and commercialization of Irofulven and other Illudins (sesquiterpenes with anti-tumor properties produced by some mushrooms). We have also agreed not to engage in any drug development program for Illudins or any of its analogues or any use thereof for a period of five years.

Effective March 18, 2022, pursuant to clause (i) the inventory was recertified with a longer shelf life and as of March 31, 2022, and we received $459 which was recorded in other income as a gain on sale of IP.

17. Tax

The reconciliation of the statutory rate to the effective tax rate is as follows:

Reconciliation of effective tax rate:	2022	2021
Tax computed on the loss before tax at a tax rate of 21.0% for the years ended December 31, 2022 and 2021	$(3,692)	$(5,568)
Foreign rate differential	(260)	(210)
Non-deductible expenses, share-based payments	—	523
Non-deductible expenses, other	1	905
Tax value of derivative warrants	(3,597)	(438)
Special tax deduction on research and development expenses	(754)	(464)
Loss offset to research and development incentive	609	682
Other adjustments	1	60
Adjustment of tax concerning previous years	(871)	134
Change in valuation allowance	7,044	4,322
Transaction costs	—	187
Effective tax rate	$(1,521)	$133

The components of net loss before income taxes were as follows:

	Year ended December 31,
	2022	2021
Denmark	$(25,336)	$(21,250)
Sweden	(3)	(11)
United States	7,760	(5,254)
	$(17,579)	$(26,515)

The components of the provision for income taxes from operations were as follows:

	Year ended December 31,
	2022	2021
Current:
Denmark	$—	$—
Sweden	—	44
United States	—	69
Total	—	113
Deferred:
Denmark	(1,521)	20
Sweden	—	—
United States	—	—
Total	(1,521)	20
	$(1,521)	$133

17. Tax (cont.)

Deferred tax comprises:	2022	2021
Property, plant and equipment	$20	$21
Intangible assets	(1,160)	(5,198)
Stock compensation	1,152	815
Other accruals	(44)	(47)
Net operating losses	12,981	9,095
Total deferred tax	12,949	4,686
Valuation allowance	(13,298)	(6,647)
Net deferred tax liabilities	$(349)	$(1,961)

Tax on profit/loss for the year:	2022	2021
Current income tax (benefit) expense	$—	$88
Change in deferred tax	(1,521)	20
Adjustment of tax concerning previous years	—	25
Tax (benefit) expense	$(1,521)	$133

Tax losses carried forward of approximately $59.6 million can be carried forward indefinitely. Deferred tax has been provided corresponding to the statutory tax rate applied.

The statute of limitations for re-assessment of tax returns in Denmark is three years and five years for transfer pricing. As of December 31, 2022, the tax years that remain subject to examination by the major tax jurisdictions, under the statute of limitations, are from the year ended December 31, 2017, forward. The Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

18. Related parties

During the year ended December 31, 2022, a Director of the Company was paid $269 in fees as a consultant. During the year ended December 31, 2021, a member of the Company’s Board of Directors participated in the June 2021 rights offering and purchased a total of 11,336 shares for $84 and a consultant was paid a total of $93 in fees.

19. Basic and diluted net loss per share

Basic and diluted net loss per share attributable to common shareholders was as follows:

	Years Ended December 31,
	2022	2021
Numerator:
Net loss attributable to common shareholders	$(21,052)	$(26,648)
Denominator:
Weighted average common shares outstanding – basic and diluted	9,527,111	6,358,988
Net loss per share attributable to common shareholders – basic and diluted	$(2.21)	$(4.19)

The Company’s potentially dilutive securities, which include warrants and shares issuable upon conversion of convertible debt, have been excluded from the computation of diluted net loss per share attributable to common shareholders as the effect would be to reduce the net loss per share attributable to common shareholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

19. Basic and diluted net loss per share (cont.)

	As of December 31,
	2022	2021
Warrants and stock options	2,695,907	3,193,950
Series A Convertible Preferred stock	7,406,057	1,997,982
Convertible debt*	9,071,430	—
	19,173,394	5,191,932

*	Estimated based on $2,667 at $0.1825 per share.

20. Financial Instruments

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of December 31, 2022, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$(374)	$(374)
	$—	$—	$(374)	$(374)

	Fair Value Measurements as of December 31, 2021, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Investment	$350	$—	$—	$350
Liabilities:
Warrant liability	$—	$—	$(11,273)	$(11,273)
Series A Convertible Preferred Stock Redemption Feature	—	—	(7,181)	(7,181)
	$—	$—	$(18,454)	$(18,454)

Methods used to estimate the fair values of our financial instruments, not disclosed elsewhere in these consolidated financial statements, are as follows:

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the date the actual event or change in circumstances that caused the transfer occurs. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers between level 1 or level 2 during the years ended December 31, 2022 or 2021.

20. Financial Instruments (cont.)

During the years ended December 31, 2022 and 2021, the Company used Monte Carlo simulation models to measure the fair value of the Series A Preferred Stock redemption feature at $0 and $7,181, respectively. During the year ended December 31, 2022, the Company utilized the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to measure the fair value of the warrant liability at $374. On December 31, 2021, the Company used the Black-Scholes Merton model to measure the fair value of the warrant liability at $11,273. All changes in fair value were recorded in the Consolidated Statements of Operation and Comprehensive Loss during the corresponding period. Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the years ended December 31, 2022 and 2021, the Company’s stock price decreased from its initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

21. Commitments and Contingencies

License Agreement with 2-BBB Medicines B.V. for Stenoparib (“2X-111”)

On March 27, 2017, we in-licensed the exclusive worldwide rights to the central nervous system (“CNS”) and/or cerebrocardiovascular drug application, including the (preventive) treatment of peripheral effects of agents causing CNS disease or symptoms, including cancer, for 2X-111 from 2-BBB Medicines B.V. (“2-BBB”) pursuant to a license agreement. Upon execution of the agreement, we paid 2-BBB a one-time, non-refundable, non-creditable payment of $500. Pursuant to the agreement, we are solely responsible for the development of 2X-111 during the term of the agreement.

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

21. Commitments and Contingencies (cont.)

Royalty Payments

In addition to the milestone payments described above, we have agreed to pay 2-BBB royalties based on annual incremental sales of product derived from 2X-111 in an amount between 5% and 10% of annual sales of between $0 and $100 million, between 6% and 13% of annual sales between $100 million and $250 million, and between 7% and 13% of annual sales in excess of $250 million. We are obligated to pay royalties under the agreement on a product-by-product and country-by-country basis, from the period of time commencing on the first commercial sale of any product in such country and expiring upon the latest of (a) the expiration of the last valid claim of a patent within (i) the 2-BBB intellectual property and/or (ii) the joint intellectual property in such country (if, but only if, such joint intellectual property arose from activities under the clinical development plan), or (b) the 10th anniversary of the date of first commercial sale of such product in such country. However, the agreement may be sooner terminated without cause by us upon 120 days prior written notice, or upon written notice of a material breach of the agreement by 2-BBB that is not cured within 90 days. 2-BBB also has the right to terminate the agreement upon written notice of a material breach of the agreement by us that is not cured within 90 days (30 days for a payment default) or if we file for bankruptcy. 2-BBB also has the right to terminate the agreement in the event we challenge a 2-BBB patent and we have the right to terminate the agreement upon 30 days’ notice for specified safety reasons.

22. Subsequent Events

(a) Redemption of Series B Preferred Stock

Upon conclusion of the 2023 Annual Meeting of Stockholders on February 3, 2023, all of the 190,786 shares of Series B Preferred Stock outstanding were automatically redeemed, with the holders of the Series B Preferred Stock only having a right to receive the purchase price for the redemption, which was $0.01 per share of Series B Preferred Stock.

(b) Series A Preferred Stock Conversions

Subsequent to December 31, 2022, pursuant to the exercise of conversion by the 3i, we issued 14,102,155 shares of Common Stock to the 3i upon the conversion of 2,936 shares of Series A Preferred Stock based on a conversion price ranging from $0.18 to $0.26. No proceeds were received by the Company upon such conversion. As of the date of these financial statements, we had 10,650 shares of Series A Preferred Stock issued and outstanding. As of the date of this report, we have no shares of common stock available for issuance.

(c) Modification to Conversion Price of Series A Preferred Stock

On January 23, 2023, the Company and 3i, LP amended the letter agreement entered into on December 9, 2022, to provide that the modification of the term Conversion Price (as defined therein) will be in effect until terminated by the Company and 3i, LP.

(d) Request for documents from the SEC

In January 2023, the Company received a letter to produce documents from the SEC and that stated that the staff of the SEC is conducting an investigation known as “In the Matter of Allarity Therapeutics, Inc.” to determine if violations of the federal securities laws have occurred. The documents requested appear to focus on disclosures relating to submissions, communications and meetings with the FDA regarding our NDA for Dovitinib or Dovitinib-DRP. The SEC letter also stated that investigation is a fact-finding inquiry and does not mean that that the SEC has concluded that the Company or anyone else has violated the laws. We do not know when the SEC’s investigation will be concluded or what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject to its investigation or what impact, if any, the cost of continuing to respond to inquiries might have on our financial position or results of operations.

(e) Establishment and sale of Series C Preferred Stock

On February 24, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Redeemable Preferred Stock (the “Series C COD”) with the Delaware Secretary of State designating 50,000 shares of its authorized and unissued preferred stock as Series C Preferred Stock with a stated value of $27.00 per share. On February 28, 2023, the Company filed a Certificate of Amendment to the Series C COD (the “COD Amendment”) to clarify the terms of conversion price and floor price based on definitions provided in the Series C COD (the COD Amendment, together with the Series C COD, the “COD”). Each share of Series C Preferred Stock has 620 votes and is subject to certain redemption rights and voting limitations.

On February 28, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with 3i, L.P. for the purchase and sale of 50,000 shares of Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”) at a purchase price of $24.00 per share, for a subscription receivable in the aggregate amount equal to the total purchase price of $1.2 million (the “Offering”). The 50,000 shares of Series C Preferred Stock (the “Shares”) are convertible into shares of the Company’s common stock, subject to the terms of the COD. The conversion price for the Series C Preferred Stock is initially equal the lower of: (i) $0.182, which is the official closing price of the Common Stock on the Nasdaq Global Market (as reflected on Nasdaq.com) on the Trading Day (as defined in the COD) immediately preceding the Original Issuance Date (as defined in the COD); and (ii) the lower of: (x) the official closing price of the Common Stock on the Nasdaq Global Market (as reflected on Nasdaq.com) on the Trading Day immediately preceding the Conversion Date or such other date of determination; and (y) the average of the official closing prices of the Common Stock on the Nasdaq Global Market (as reflected on Nasdaq.com) for the five Trading Days immediately preceding the Conversion Date (as defined in the COD) or such other date of determination, subject to adjustment (the “Conversion Price”). In no event will the Conversion Price be less than $0.0370 (the “Floor Price”). In the event that the Conversion Price on a Conversion Date would have been less than the applicable Floor Price if not for the immediately preceding sentence, then on any such Conversion Date the Company will pay the Holder an amount in cash, to be delivered by wire transfer out of funds legally and immediately available therefor pursuant to wire instructions delivered to the Company by the Holder in writing, equal to the product obtained by multiplying (A) the higher of (I) the highest price that the Common Stock trades at on the Trading Day immediately preceding such Conversion Date and (II) the applicable Conversion Price and (B) the difference obtained by subtracting (I) the number of shares of Common Stock delivered (or to be delivered) to the Holder on the applicable Share Delivery Date with respect to such conversion of Series C Preferred Stock from (II) the quotient obtained by dividing (x) the applicable Conversion Amount that the Holder has elected to be the subject of the applicable conversion of Series C Preferred Stock, by (y) the applicable Conversion Price without giving effect to clause (x) of such definition. The Offering closed on February 28, 2023.

In connection with the Offering, concurrently with the SPA, the Company entered into a registration rights agreement with 3i (the “RRA”) pursuant to which the Company is required to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the shares of Common Stock that are issued upon the potential conversion of the Shares. Under the terms of the RRA, if the Company fails to file an Initial Registration Statement (as defined in the RRA) on or prior to its Filing Date (as defined in the RRA), or fail to maintain the effectiveness of the registration statement beyond defined allowable grace periods set forth in the RRA, we will incur certain registration delay payments, in cash and as partial liquidated damages and not as a penalty, equal to 2.0% of 3i’s subscription amount of the Shares pursuant to the SPA. In addition, if we fail to pay any partial liquidated damages in full within seven days after the date payment, we will have to pay interest at a rate of 18.0% per annum, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The Company has also agreed to pay all fees and expenses incident to the performance of the RRA, except for any broker or similar commissions. In connection with the Offering, the Company and 3i entered into a limited waiver agreement (the “Waiver”) pursuant to which 3i confirmed that the sale and issuance of the Shares will not give rise to any, or trigger any, rights of termination, defaults, amendment, anti-dilution or similar adjustments, acceleration or cancellation under agreements with 3i.

(f) Special Meeting of Stockholders

Pursuant to a proxy statement filed with the SEC on or about March 6, 2023 (the “Proxy Statement”), the Company will be holding a Special Meeting of Stockholders (the “Special Meeting”) virtually online on March 20, 2023, or as otherwise set forth in the Company’s notice and proxy statement for the Special Meeting. Stockholders of record of our outstanding shares of Common Stock and Series C Preferred Stock on March 3, 2023 (the “Record Date”) will be entitled to notice of, and to vote at, the Special Meeting and any adjournments, continuations or postponements thereof that may take place At the Special Meeting, the stockholders of Common Stock and Series C Preferred Stock will be voting on the following proposals: (1) to approve an amendment to our Certificate of Incorporation, as amended, to increase the number of authorized shares from 30,500,000 to 750,500,000, and to increase the number of our common stock from 30,000,000 to 750,000,000, in substantially the form attached to the Proxy Statement as Appendix A (the “Share Increase Proposal”); and (2) to approve an amendment to our Certificate of Incorporation, as amended, in substantially the form attached to the Proxy Statement as Appendix B, to, at the discretion of the Board of Directors of the Company (the “Board”), effect a reverse stock split with respect to the Company’s issued and outstanding common stock, par value $0.0001 per share, at a ratio between 1-for-20 and 1-for-35 (the “Range”), with the ratio within such Range to be determined at the discretion of the Board (the “Reverse Stock Split Proposal”) and included in a public announcement. Under the terms of the Series C Preferred Stock, the holders thereof may only vote on Proposal 1 (Share Increase Proposal) and Proposal 2 (Reverse Stock Split Proposal) and for no other matters. Each holder of one share of Series C Preferred Stock is entitled to 620 votes representing 31,000,000 votes in the aggregate assuming 50,000 shares of Series C Preferred Stock is outstanding.