Form 10-Q
period 2023-03-31
Allarity Therapeutics, Inc.
filed 2023-05-11
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 11, 2023, the registrant had 19,143,273 shares of common stock outstanding.

Table of Contents

		Page
	Forward Looking Statements	ii

PART I – FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as at March 31, 2023 (Unaudited) and December 31, 2022	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 and 2022 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2023 and 2022 (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION		36

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40

	Signatures	41

i

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Report”) to the “Company,” “Allarity,” “we,” “us,” “our” and similar terms refer to Allarity Therapeutics, Inc., Allarity Therapeutics A/S (as predecessor) and its respective consolidated subsidiaries. On March 24, 2023, the Company affected a 1-for-35 reverse stock split of the shares of common stock of the Company (the “Reverse Stock Split”). All historical share and per share amounts reflected throughout this Quarterly Report have been adjusted to reflect the Reverse Stock Split.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology, are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 13, 2023. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except for share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$295	$2,029
Other current assets	1,067	1,559
Prepaid expenses	315	591
Tax credit receivable	1,289	789
Total current assets	2,966	4,968
Non-current assets:
Property, plant and equipment, net	25	21
Operating lease right of use assets	—	6
Intangible assets	9,711	9,549
Total assets	$12,702	$14,544
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$6,449	$6,251
Accrued liabilities	2,351	1,904
Income taxes payable	36	41
Operating lease liabilities, current	—	8
Warrant liability	65	374
Convertible debt and accrued interest, net of debt discount	2,687	2,644
Total current liabilities	11,588	11,222
Non-current liabilities:
Convertible promissory note and accrued interest, net of debt discount	1,110	1,083
Deferred tax	343	349
Total liabilities	13,041	12,654
Commitments and contingencies (Note 17)
Redeemable preferred stock (500,000 shares authorized)
Series A Convertible Preferred stock $0.0001 par value (20,000 shares designated) shares issued and outstanding at March 31, 2023 and December 31, 2022 were 9,748 and 13,586, respectively (liquidation preference of $121 at March 31, 2023)	1,436	2,001
Series B Preferred stock $0.0001 par value (200,000 shares designated); shares issued at March 31, 2023 and December 31, 2022 were 0 and 190,786, respectively (liquidation preference of $0 at March 31, 2023)	—	2
Series C Convertible Preferred stock $0.0001 par value (50,000 and 0 shares designated at March 31, 2023 and December 31, 2022, respectively); shares issued and outstanding at March 31, 2023 were 50,000 (liquidation preference of $1,418 at March 31, 2023)	1,327	—
Total redeemable preferred stock	2,763	2,003
Stockholders’ (deficit) equity
Common stock, $0.0001 par value (750,000,000 and 857,143 shares authorized, at March 31, 2023 and December 31, 2022, respectively); shares issued and outstanding at March 31, 2023 and December 31, 2022 were 1,188,387 and 454,225, respectively	—	—
Additional paid-in capital	83,437	83,158
Accumulated other comprehensive loss	(637)	(721)
Accumulated deficit	(85,902)	(82,550)
Total stockholders’ deficit	(3,102)	(113)
Total liabilities, preferred stock and stockholders’ (deficit) equity	$12,702	$14,544

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(U.S. dollars in thousands, except for share and per share data)

	Three months ended March 31,
	2023	2022
Operating expenses:
Research and development	$1,427	$1,289
Impairment of intangible assets	—	14,007
General and administrative	2,232	3,013
Total operating expenses	3,659	18,309
Loss from operations	(3,659)	(18,309)
Other income (expenses)
Gain on the sale of IP	—	1,780
Interest income	4	—
Interest expense	(92)	(39)
Finance expense	(9)	—
Loss on investment	—	(36)
Foreign exchange gains (losses)	95	(269)
Change in fair value adjustment of derivative and warrant liabilities	309	12,566
Net other income	307	14,002
Net loss for the period before tax benefit (expense)	(3,352)	(4,307)
Income tax benefit (expense)	—	1,227
Net loss	(3,352)	(3,080)
Deemed dividend of 5% on Series C Convertible Preferred stock	(4)	—
Deemed dividend of 8% on Series A Convertible Preferred stock	—	(1,572)
Net loss attributable to common stockholders	$(3,356)	$(4,652)
Basic and diluted net loss per common stock	$(4.43)	$(19.64)
Weighted-average number of common stock outstanding, basic and diluted	758,144	236,811
Other comprehensive loss, net of tax:
Net loss	$(3,352)	$(3,080)
Change in cumulative translation adjustment	84	(214)
Total comprehensive loss attributable to common stockholders	$(3,268)	$(3,294)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the three months ended March 31, 2023 and 2022
(Unaudited)

(U.S. dollars in thousands, except for share data)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Value, net	Number	Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	19,800	$632	231,315	$1	$85,243	$(600)	$(66,492)	$18,152
Conversion of preferred stock into common stock, net	(1,973)	(62)	21,322	—	381	—	—	381
Deemed dividend of 8% on preferred stock	—	1,572	—	—	(1,572)	—	—	(1,572)
Stock based compensation	—	—	—	—	1,065	—	—	1,065
Currency translation adjustment	—	—	—	—	—	(214)	—	(214)
Loss for the period	—	—	—	—	—	—	(3,080)	(3,080)
Balance, March 31, 2022	17,827	$2,142	252,637	$1	$85,117	$(814)	$(69,572)	$14,732

See accompanying notes to condensed consolidated financial statements.

	Series A Convertible Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Value	Number	Value	Number	Value	Number	Value	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2022	13,586	$2,001	190,786	$2	—	$—	454,225	$—	$83,158	$(721)	$(82,550)	$(113)
Issuance of Series C Convertible Preferred Stock, net	—	—	—	—	50,000	1,160	—	—	—	—	—	—
Deemed dividend of 5% and accretion of Series C Convertible Preferred Stock to redemption value	—	—	—	—	—	167	—	—	(167)	—	—	(167)
Round up of common shares issued as a result of 1-for-35 reverse stock split	—	—	—	—	—	—	12,700	—	—	—	—	—
Conversion of Preferred Stock into common stock, net	(3,838)	(565)	—	—	—	—	721,462	—	565	—	—	565
Redemption of Series B Preferred Stock	—	—	(190,786)	(2)	—	—		—	2	—	—	2
Stock based compensation (recoveries)	—	—	—	—	—	—	—	—	(121)	—	—	(121)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	84	—	84
Loss for the period	—	—	—	—	—	—	—	—	—	—	(3,352)	(3,352)
Balance, March 31, 2023	9,748	$1,436	—	$—	50,000	$1,327	1,188,387	$—	$83,437	$(637)	$(85,902)	$(3,102)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in thousands)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,352)	$(3,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the sale of IP	—	(1,780)
Depreciation and amortization	10	23
Intangible asset impairment	—	14,007
Stock-based compensation (recoveries)	(121)	1,065
Unrealized foreign exchange (gain) loss	(87)	255
Non-cash finance expense	4	—
Non-cash interest	83	26
Loss on investment	—	36
Change in fair value adjustment of warrant and derivative liabilities	(309)	(12,566)
Deferred income taxes	—	(1,227)
Changes in operating assets and liabilities:
Other current assets	(19)	470)
Tax credit receivable	(23)	(455)
Prepaid expenses	(6)	(1,227)
Accounts payable	198	5,036
Accrued liabilities	434	(6,308)
Income taxes payable	(5)	(7)
Operating lease liability	(8)	(23)
Net cash used in operating activities	(3,201)	(5,755)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of IP	—	809
Net cash provided by investing activities	—	809
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Series C Convertible Preferred Stock issuance, net of costs	1,160	—
Redemption of Series B Preferred Stock	(2)	—
Net cash provided by financing activities	1,158	—
Net decrease in cash	(2,043)	(4,946)
Effect of exchange rate changes on cash	309	(65)
Cash, beginning of period	2,029	19,555
Cash, end of period	$295	$14,544
Supplemental information
Cash paid for income taxes	6	1
Cash paid for interest	9	13
Supplemental disclosure of non-cash investing and financing activities:
Offset of payable against receivable from sale of IP	—	971
Conversion of Series A Convertible Preferred stock to equity, net	565	381
Accrued liability on Series A Convertible Preferred Stock	—	134
Deemed 8% dividend on Series A Convertible Preferred Stock	—	1,572
Deemed 5% dividend on Series C Convertible Preferred Stock, and accretion of Series C Preferred shares to redemption value	167	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and March 31, 2022

(UNAUDITED)

(U.S. dollars in thousands, except for share and per share data and where otherwise noted)

1. Organization, Principal Activities, and Basis of Presentation

Allarity Therapeutics, Inc. and Subsidiaries (the “Company”) is a clinical stage pharmaceutical company that develops drugs for the personalized treatment of cancer using drug specific companion diagnostics generated by its proprietary drug response predictor technology, DRP®. Additionally, the Company, through its Danish subsidiary, Allarity Denmark (previously Oncology Venture ApS), specializes in the research and development of anti-cancer drugs.

The Company’s principal operations are located at Venlighedsvej 1, 2970 Horsholm, Denmark. The Company’s business address in the Unites States is located at 24 School Street, 2nd Floor, Boston, MA 02108.

(a)	Reverse Stock Split

On March 24, 2023, the Company affected a 1-for-35 reverse stock split of the shares of common stock of the Company. All historical share and per share amounts reflected throughout the financial statements (as defined below in 1(b) and these notes to the financial statements have been adjusted to reflect the Reverse Stock Split. See Note 11(d).

(b) Liquidity and Going Concern

The accompanying unaudited condensed interim consolidated financial statements (the “financial statements”) have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The accompanying financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

The Company has incurred significant losses and has an accumulated deficit of $85.9 million as of March 31, 2023. As of March 31, 2023, our cash of $295 is insufficient to fund our current operating plan and planned capital expenditures for the next 12 months. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.

Management’s plans to mitigate the conditions or events that raise substantial doubt include additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources. On April 21, 2023, the Company completed a public offering of its common stock and pre-funded warrant along with the common stock purchase warrant, for aggregate gross proceeds of approximately $7.5 million, before deducting placement agents’ fees and offering expenses payable, of which approximately $5 million was used from the proceeds to satisfy the indebtedness due to 3i, LP in connection with certain secured promissory notes issued to 3i, LP and alternative conversion amount due to 3i, LP in connection with exercise of shares of Series A Convertible Preferred Stock, which resulted in net proceeds of $1.9 million. See Note 18(a). In light of the Company’s cash position as of May 11, 2023, of $759, the Company does not have sufficient funds for its current operations and planned capital expenditures. As discussed above the Company intends to seek capital through sale of its securities or other sources. There are no assurances, however, that the Company will be successful in raising additional working capital, or if it is able to raise additional working capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter into other such arrangements if and when needed would have a negative impact on its business, results of operations and financial condition and its ability to develop its product candidates.

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

(c) Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) as established by the Financial Accounting Standards Board (the “FASB”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated balance sheet, results of operations and comprehensive loss, statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the current year ending December 31, 2023. The financial data presented herein do not include all disclosures required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2022 and 2021, thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2023.

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The results of operations and cash flows for the interim periods included in these financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

(d) Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries:

Name	Country of Incorporation
Allarity Acquisition Subsidiary Inc.	United States
Allarity Therapeutics Europe ApS (formerly Oncology Venture Product Development ApS)	Denmark
Allarity Therapeutics Denmark ApS (formerly OV-SPV2 ApS)	Denmark
MPI Inc.*	United States
Oncology Venture US Inc.*	United States

*	In the process of being dissolved because inactive.

All intercompany transactions and balances, including unrealized profits from intercompany sales, have been eliminated upon consolidation.

(e) Risks and Uncertainties

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

2. Summary of Significant Accounting Policies

(a) Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the fair value of the Series A, Series B, and Series C Preferred Stock, warrants, convertible debt, convertible promissory note, and the accrual for research and development expenses, fair values of acquired intangible assets and impairment review of those assets, share based compensation expense, and income tax uncertainties and valuation allowances. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed considering reasonable changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known and if material, their effects are disclosed in the notes to the financial statements. Actual results could differ from those estimates or assumptions.

(b) Foreign currency and currency translation

The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. The Company and its subsidiaries operate mainly in Denmark and the United States. The functional currencies of the Company’s subsidiaries are their local currency.

The Company’s reporting currency is the U.S. dollar. The Company translates the assets and liabilities of its Denmark subsidiaries into the U.S. dollar at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during each monthly period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss).

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate translations are included in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss as incurred.

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

(d) Cash

Cash consists primarily of highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had no cash equivalents or restricted cash on March 31, 2023 and December 31, 2022.

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

(f) Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2023 and 2022, the Company recorded accumulated foreign currency translation gains (losses) of $84 and ($214), respectively.

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

(h) Recently Issued Accounting Pronouncements

Changes to GAAP are established by the FASB in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. All other ASUs issued through the date of these financial statements were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s condensed consolidated financial position and results of operations.

3. Other Current Assets

The Company’s other current assets are comprised of the following:

	March 31, 2023	December 31, 2022
Deposits	$57	$51
Salary deposit	82	85
Value added tax (“VAT”) receivable	44	82
Deferred consulting costs	—	81
Deferred Directors & Officers insurance expense	884	1,260
	$1,067	$1,559

4. Investment

The Company owned 43,898 common shares in Lantern Pharma Inc. (“Lantern Pharma”) because of a prior license agreement made with Lantern Pharma in 2017. During June 2020 Lantern Pharma became publicly listed. As of March 31, 2022, the fair value of the shares was $314. In the three months ended March 31, 2022, the Company recognized a loss on its shares in Lantern Pharma of $36. During July 2022, the Company sold its 43,898 common shares in Lantern Pharma in exchange for net proceeds of $235 and recognized a loss of $115.

5. Intangible assets

During the quarter ended March 31, 2023, because of continuing downward pressure on the Company’s common stock, we performed an impairment assessment with a WACC of 26% and determined that no further impairment of our intangible assets is required as of March 31, 2023.

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

The Company’s IPR&D assets have been classified as indefinite-lived intangible assets. Our individual material development project in progress, Stenoparib, is recorded at $9,711 and $9,549 on March 31, 2023 and December 31, 2022, respectively.

6. Accrued liabilities

The Company’s accrued liabilities are comprised of the following:

	March 31, 2023	December 31, 2022
Development cost liability (Notes 16(a) and (b))	$1,514	$964
Payroll accruals	97	221
Accrued Board member fees	58	91
Accrued audit and legal	649	239
Other	33	389
	$2,351	$1,904

7. Convertible promissory note and accrued interest, net

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

During the three-month periods ended March 31, 2023 and 2022, the Company recorded $27 and $26, respectively to interest expense and increased the convertible promissory note liability by the same amount. The roll forward of the Promissory Note as of March 31, 2023, and December 31, 2022, is as follows:

	March 31, 2023	December 31, 2022
Convertible promissory note	$1,000	$1,000
Less debt discount, opening	(162)	(215)
Plus, accretion of debt discount, interest expense	12	53
Convertible promissory note, net of discount	850	838
Interest accretion, opening	245	194
Interest accrual, expense	15	51
Convertible promissory note – net, ending balance	$1,110	$1,083

8. Convertible debt

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

Discounts to the principal amounts are included in the carrying value of the Notes and amortized to interest expense over the contractual term of the underlying debt. During 2022, the Company recorded a $34 debt discount upon issuance of the Notes related to legal fees paid that were capitalized as debt issuance costs. For the three month period ended March 31, 2023, interest expense totaled $43, comprised of $33 for contractual interest and $10 for the amortization of the debt discount.

The roll forward of the Notes as of March 31, 2023, and December 31, 2022, is as follows:

	March 31, 2023	December 31, 2022
Convertible promissory note	$2,667	$2,667
Less debt discount, opening	(32)	(34)
Plus, accretion of debt discount, interest expense	10	2)
Carrying value of the Convertible Notes	2,645	2,635
Interest accretion, opening	9	—
Interest accrual, expense	33	9
Convertible promissory note – net, ending balance	$2,687	$2,644

Subsequent to March 31, 2023, the 3i Convertible Secured Promissory Notes were paid in full and cancelled on April 21, 2023. See Note 18(b).

9. Preferred Stock

A.	Series A Convertible Preferred Stock and Common Stock Purchase Warrants

(a) Amendments to Series A Convertible Preferred Stock

i.	Voting Rights

On November 22, 2022, the Company amended Section 12 of the Certificate of Designation of Series A Convertible Preferred Stock (“Series A Preferred Stock”) to provide for voting rights. Subject to a 9.99% beneficial ownership limitation, the holders of Series A Preferred Stock shall have the right to vote on all matters presented to the stockholders for approval together with the shares of common stock, voting together as a single class, on an “as converted” basis using the “Conversion Price” (initially $9.906 per share before any adjustment) (rounded down to the nearest whole number and using the record date for determining the stockholders of the Company eligible to vote on such matters), except as required by law (including without limitation, the DGCL) or as otherwise expressly provided in the Company’s Certificate of Incorporation or the Certificate of Designations of Series A Convertible Preferred Stock. The voting rights described above shall expire on February 28, 2023, and thereafter holders of preferred stock shall not have voting rights except as required by law.

ii.	Conversion Price Adjustment for Series A Preferred Stock

On December 9, 2022, the Company and 3i entered into a letter agreement which provided that pursuant to Section 8(g) of the Certificate of Designations for the Series A Preferred Stock, the parties agreed that the Conversion Price was modified to mean the lower of: (i) the Closing Sale Price on the trading date immediately preceding the Conversion Date and (ii) the average Closing Sale Price of the common stock for the five trading days immediately preceding the Conversion Date, for the Trading Days through and inclusive of January 19, 2023. Any conversion which occurs shall be voluntary at the election of the Holder, which shall evidence its election as to the Series A being converted in writing on a conversion notice setting forth the then Minimum Price. Management determined that the adjustment made to the Conversion Price is not a modification of the COD which allows for adjustments to the Conversion Price at any time by the Company and the other terms of the Certificate of Designations remained unchanged. Subsequent to March 31, 2023, the terms of the Series A Preferred Stock have been further amended. See Note 18(c).

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

(c) 3i Warrants

Effective April 21, 2023, pursuant to the terms of a Modification and Exchange Agreement, the 3i Warrants were exchanged for 12,603,835 warrants at an exercise price of $0.75 per share. See Note 18(b).

(d) Accounting

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

 Through December 9, 2022, the derivative scope exception under ASC 815 was not met because a settlement contingency was not indexed to the Company’s stock. Therefore, the redemption feature (derivative liability) was bifurcated from the Series A Preferred Stock and recorded as a derivative liability. The fair value of the Series A Preferred Stock Redemption Feature (the “Redemption Feature”) derivative is the difference between the fair value of the Series A Preferred Stock with the Redemption Feature and the Series A Preferred Stock without the Redemption Feature. The Series A Preferred Stock Redemption Feature has been valued with a Monte Carlo Simulation model, using the inputs as described in Note 10(b).

Subsequent to December 9, 2022, because of the agreed conversion price adjustment (see Note 9.A(b)ii.), although bifurcation of the conversion feature is still required, the value of the derivative has been determined to be immaterial since the conversion price will always be at market.

ii.	Modification to Conversion Price of Series A Preferred Stock

On January 23, 2023, we and 3i, LP amended the letter agreement entered into on December 8, 2022, to provide that the modification of the term Series A Preferred Stock Conversion Price (“Series A Preferred Stock Conversion Price”) to mean the lower of: (i) the Closing Sale Price (as defined in the Certificate of Designations of Series A Preferred Stock (“Series A Certificate of Designations”)) on the trading date immediately preceding the Conversion Date (as defined in the Series A Certificate of Designations and (ii) the average Closing Sale Price of the common stock for the five trading days immediately preceding the Conversion Date, for the Trading Days (as defined in the Series A Certificate of Designations) will be in effect until terminated by us and 3i, LP.

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

(f) Series A Preferred Stock Conversions

i.	Three month period ended March 31, 2023

During the three month period ended March 31, 2023, 3i exercised its option to convert 3,838 shares of Series A Preferred stock for 721,462 shares of common stock at the fair value of $565. As of March 31, 2023, we had 9,748 shares of Series A Preferred Stock issued and outstanding. See Note 18(b).

ii.	Three month period ended March 31, 2022

Between January 1, 2022, and March 31, 2022, a total of 1,973 Series A Preferred Stocks were converted into 746,276 shares of our common stock, thereby reducing outstanding Series A Preferred Stocks at March 31, 2022 to 17,827. The fair value of the derivative liability associated with the Series A Preferred Stock converted during the three month period ended March 31, 2022, as determined by Monte Carlo simulations, was $452. Because the latest three conversions in March 2022 were completed at less than the agreed floor price, we recorded a floor price liability of $134 within accrued liabilities and recognized a $134 reduction of additional paid in capital. Additionally, because the Company’s average daily dollar volume of stock trading was less than $2.5 million during a ten-day period in January 2022, the Company has recorded a one-time deemed dividend of 8% in the amount of $1,572 on preferred stock converted between February 1, 2022 and March 31, 2022 and the balance of preferred stock outstanding as at March 31, 2022 as an increase to the value of the convertible preferred stock and a reduction of additional paid in capital.

The accounting for the Series A Convertible Preferred Stock and Warrants is illustrated in the table below:

	Consolidated Balance Sheets				Consolidated Statement of Operations & Comprehensive Loss
	Warrant liability	Series A Convertible Preferred Stock – Mezzanine Equity	Common Stock	Additional paid-in capital	Fair value adjustment to derivative and warrant liabilities

Balances at December 31, 2022	$374	$2,001	$—	$(3,756)	$—
Conversion of 3,838 Series A Preferred Stock, net	—	(575)	—	575	—
Fair value adjustment at March 31, 2023	(309)	—	—	—	309
	$65	$1,426	$—	$(3,181)	$309

	Consolidated Balance Sheets						Consolidated Statement of Operations & Comprehensive Loss
	Warrant liability	Series A Preferred Derivative Liability	Series A Convertible Preferred Stock – Mezzanine Equity	Common Stock	Additional paid-in capital	Accrued Liabilities	Fair value adjustment to derivative and warrant liabilities

Balances at December 31, 2021	$11,273	$7,181	$632	$2	$80	$—	$—
Conversion of 1,973 Series A Preferred Stock, net	—	(452)	(62)	75	306	134	—
8% Deemed dividend on Preferred Stock	—	—	1,572	—	(1,572)	—	—
Fair value adjustment at March 31, 2022	(9,008)	(3,558)	—	—	—	—	12,566
	$2,265	$3,171	$2,142	$77	$(1,186)	$134	$12,566

B.	Series C Convertible Preferred Stock

On February 28, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with 3i, L.P. for the purchase and sale of 50,000 shares of Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”) at a purchase price of $24.00 per share, for a subscription receivable in the aggregate amount equal to the total purchase price of $1.2 million (the “Offering”). The 50,000 shares of Series C Preferred Stock (the “Shares”) are convertible into shares of the Company’s common stock, subject to the terms of the COD. The conversion price for the Series C Preferred Stock is initially equal the lower of: (i) $0.182 ($6.37 post reverse stock split), which is the official closing price of the Common Stock on the Nasdaq Global Market (as reflected on Nasdaq.com) on the Trading Day (as defined in the COD) immediately preceding the Original Issuance Date (as defined in the COD); and (ii) the lower of: (x) the official closing price of the Common Stock on the Nasdaq Global Market (as reflected on Nasdaq.com) on the Trading Day immediately preceding the Conversion Date or such other date of determination; and (y) the average of the official closing prices of the Common Stock on the Nasdaq Global Market (as reflected on Nasdaq.com) for the five Trading Days immediately preceding the Conversion Date (as defined in the COD) or such other date of determination, subject to adjustment (the “Conversion Price”). In no event will the Conversion Price be less than $0.0370 ($1.295 post reverse stock split) (the “Floor Price”). In the event that the Conversion Price on a Conversion Date would have been less than the applicable Floor Price if not for the immediately preceding sentence, then on any such Conversion Date the Company will pay the Holder an amount in cash, to be delivered by wire transfer out of funds legally and immediately available therefor pursuant to wire instructions delivered to the Company by the Holder in writing, equal to the product obtained by multiplying (A) the higher of (I) the highest price that the Common Stock trades at on the Trading Day immediately preceding such Conversion Date and (II) the applicable Conversion Price and (B) the difference obtained by subtracting (I) the number of shares of Common Stock delivered (or to be delivered) to the Holder on the applicable Share Delivery Date with respect to such conversion of Series C Preferred Stock from (II) the quotient obtained by dividing (x) the applicable Conversion Amount that the Holder has elected to be the subject of the applicable conversion of Series C Preferred Stock, by (y) the applicable Conversion Price without giving effect to clause (x) of such definition. The Offering closed on February 28, 2023.

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

The Company has evaluated the terms of the Series C Preferred Stock as required pursuant to ASC 570, 480, 815 and ASU 2020-06, and concluded the Series C Preferred Stock will be recorded at fair value of $1,200, net of share issuance costs of $40, and accreted to redemption value of $1,485 on April 21, 2023, using the effective interest method. The Company will also accrue dividends of 5%. The roll forward of the Series C Preferred Stock as of March 31, 2023, is as follows:

March 31, 2023
Series C Preferred Stock, cash received	$1,200
Less debt discount, opening	(40)
Plus, 5% dividend and accretion	167
Series C Preferred Stock – net, ending balance	$1,327

Effective April 21, 2023, all of the 50,000 shares of Series C Preferred stock were exchanged for Series A Preferred Stock. See Note 18(b).

10. Derivative Liabilities

(a) Continuity of 3i Warrant Liability and Series A Redemption Feature Derivative Liabilities

The 3i Warrant and Series A redemption feature derivative liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value in the three month period ended March 31, 2023, and the year ended December 31, 2022, is presented in the following table:

	3i Warrants	3i Fund Series A Redemption Feature
	Issued December 20, 2021
Balance as of January 1, 2022	$11,273	$7,181
Change in fair value	(10,899)	(6,227)
Amount transferred to Equity	—	(954)
Balance as of December 31, 2022	$374	$—
Fair value per 3i Warrant / Series A Preferred Stock issuable at period end	$6.48	$—
Balance as of January 1, 2023	$374	$—
Change in fair value	(309)	—
Balance as of March 31, 2023	$65	$—
Fair value per 3i Warrant / Series A Preferred Stock issuable at period end	$1.13	$—

(b) 3i Warrants – Valuation Inputs

On March 31, 2023 and 2022, the Company utilized the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to estimate the fair value of the 3i Warrants to be approximately $65 and $2,265 respectively. The 3i Warrants were valued at March 31, 2023 and 2022, using the following inputs:

	March 31, 2023	March 31, 2022
Initial exercise price	$9.91	$9.91
Stock price on valuation date	$1.68	$2.04
Risk-free rate	4.13%	2.40%
Expected life of the Warrant to convert (years)	1.73	2.73
Rounded annual volatility	175%	110%
Timing of liquidity event	Q2 2023	Q4 2022 – Q1 2023
Expected probability of event	90%	90%

The shares of Series A Preferred Stock converted in the three month period ended March 31, 2023 were recorded at $565. The following inputs were used for the Series A Preferred Stock conversions recorded in the three month period ended March 31, 2022 and the fair value of the Series A Preferred Derivative liability determined at March 31, 2022:

January 1, 2022 – March 31, 2022
Initial exercise price	$9.90
Stock price on valuation date	$1.93 - $10.75
Risk-free rate	1.03% - 2.40%
Time to exercise (years)	2.72 – 2.96
Equity volatility	70%- 90%
Probability of volume failure	93% - 99%
Rounded 10-day average daily volume (in 1,000’s)	332 - 873

11. Stockholders’ Equity

(a) Amendment to Certificate of Incorporation

On March 20, 2023, an amendment to Allarity Therapeutics, Inc.’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to increase the number of authorized shares from 30,500,000 to 750,500,000, and to increase the number of shares of common stock (the “Common Stock”) from 30,000,000 to 750,000,000 (the “Share Increase”) was approved by the stockholders of record entitled to vote in person or by proxy at the Special Meeting of Stockholders on March 20, 2023 (the “2023 Special Meeting”). Upon receipt of the required stockholder approval, on March 20, 2023, Allarity Therapeutics, Inc. (the “Company”), filed a Second Certificate of Amendment to the Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”) to effect the Share Increase.

As a result of the filing of the Certificate of Amendment, the Company is authorized to issue 750,500,000 shares, consisting of (i) 750,000,000 shares of common stock, par value $0.0001 per share, and (ii) 500,000 shares of preferred stock, par value of $0.0001 per share.

(b) Redemption of Series B Preferred Stock

Upon conclusion of the 2023 Annual Meeting of Stockholders on February 3, 2023, all the 190,786 shares of Series B Preferred Stock outstanding were automatically redeemed, with the holders of the Series B Preferred Stock only having a right to receive the purchase price for the redemption, which was $0.01 per share of Series B Preferred Stock.

(c) Series C Preferred Stock

On February 24, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Redeemable Preferred Stock (the “Series C COD”) with the Delaware Secretary of State designating 50,000 shares of its authorized and unissued preferred stock as Series C Preferred Stock with a stated value of $27.00 per share. On February 28, 2023, the Company filed a Certificate of Amendment to the Series C COD (the “COD Amendment”) to clarify the terms of conversion price and floor price based on definitions provided in the Series C COD (the COD Amendment, together with the Series C COD, the “COD”). Each share of Series C Preferred Stock has 620 votes and is subject to certain redemption rights and voting limitations. See Note 18(c).)

Pursuant to the terms of a Modification and Exchange Agreement dated April 20, 2023 by and between 3i and the Company, effective April 21, 2023, 3i exchanged 50,000 shares of Series C Preferred Stock (the “Series C Shares”) beneficially owned by 3i for 4,027 shares of Series A Preferred Stock. See Note 18(b).

(d) Reverse Stock-split

On March 20, 2023, an amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to increase the number of authorized shares from 30,500,000 to 750,500,000, and to increase the number of shares of common stock (the “Common Stock”) from 30,000,000 to 750,000,000 (the “Share Increase”) was approved by the stockholders of record entitled to vote in person or by proxy at the Special Meeting of Stockholders. Upon receipt of the required stockholder approval, on March 20, 2023, the Company filed the Certificate of Amendment with the Delaware Secretary of State to effect the Share Increase. On March 23, 2023, the Company filed a Third Certificate of to the Certificate of Incorporation with the Delaware Secretary of State to effect a 1-for-35 share consolidation of our common stock on March 24, 2023 (“Share Consolidation”). No fractional shares were issued in connection with the Share Consolidation. If, as a result of the Share Consolidation, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up to the next whole number. The Share Consolidation resulted in a reduction of our outstanding shares of common stock from 34,294,582 to 979,846. As a result of the Second Certificate of Amendment of our Certificate of Incorporation as discussed above, the number of our authorized shares is 750,500,000 which consist of 750,000,000 authorized shares of Common Stock and 500,000 authorized shares of preferred stock. The par value of our authorized stock remained unchanged at $0.0001. As of the date of these financial statements all references to our common stock have been retrospectively adjusted to reflect the one for thirty-five shares, unless otherwise noted.

(e) Share issuances

During the three months ended March 31, 2023, the Company issued 721,462 shares of common stock valued at $565 upon the conversion of 3,838 shares of Series A Preferred stock. During the three months ended March 31, 2022, the Company issued 21,322 shares of common Stock valued at $381, net of the $134 floor price adjustment payable, upon the conversion of 1,973 shares of Series A Preferred Stock.

12. Stock-based payments

During the three months ended March 31, 2023 and 2022, total stock-based payment (recoveries) / expenses recorded in the condensed consolidated statement of operations and comprehensive loss were ($121) and $1,065, respectively of which ($80) and ($41) are recognized as general and administrative and research and development expense recoveries respectively in the three months ended March 31, 2023, and March 31, 2022, $703 were recognized as general and administrative and $362 as research and development expenses, respectively. Total compensation cost for non-vested warrants as at March 31, 2023 is $524 and is expected to be realized over a period of 2.50 years.

A summary of stock option activity under the Company’s stock option plans during the three-month period ended March 31, 2023, is presented below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Share	Weighted Average Life (in years)
Outstanding December 31, 2022	19,332	$229.36	4.14
Cancelled or expired	(1,765)	342.56	—
Outstanding as of March 31, 2023	17,567	$213.74	3.86
Options exercisable at March 31, 2023	11,804	$242.97	3.95

During the three month period ended March 31, 2023, no options were granted. During the three month period ended March 31, 2022, no options were granted, exercised, expired, or cancelled.

13. Segments

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

14. Loss per share of common stock

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

	March 31,	March 31,
	2023	2022
Warrants and stock options	75,252	91,256
Series A Convertible Preferred stock	151,829	277,655
Series C Convertible Preferred stock	38,610	—
Convertible debt	1,587,500	—
	1,853,191	368,911

15. Financial Instruments

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of March 31, 2023, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$(65)	$(65)
	$—	$—	$(65)	$(65)

	Fair Value Measurements as of December 31, 2022, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$(374)	$(374)
	$—	$—	$(374)	$(374)

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the date the actual event or change in circumstances that caused the transfer occurs. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers between level 1 or level 2 during the three-month periods ended March 31, 2023 and 2022.

16. Income Taxes

The effective tax rate for the three-month periods ended March 31, 2023 and 2022, was impacted by unbenefited losses. Specifically, the March 31, 2022, impairment charge of approximately $14,000 has resulted in a tax benefit of $1,227 in the three months ended March 31, 2022.

17. Commitments and Contingencies

(a) Second Amendment to License Agreement with Novartis for Dovitinib

On September 27, 2022, Allarity Europe, entered into a Second Amendment to License Agreement with Novartis, which amended the terms of the Original Agreement, as amended by that certain First Amendment to License Agreement effective as of March 30, 2022 and that certain Promissory Note dated April 6, 2018, which was re-issued by Allarity Therapeutics Denmark ApS, a subsidiary of Allarity Europe, in favor of Novartis on March 30, 2022, to modify the terms and timing of the Outstanding Milestone Payment (as defined in the Second Amendment), including an increase in such milestone payment by $500, in addition to the $5,000 which is included in accounts payable at September 30, 2022. The Second Amendment became effective upon receipt by Novartis of the first portion of the Outstanding Milestone Payment ($1,000), which was paid on or about September 28, 2022.

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

(b) Notice of Breach From Novartis Pharma AG

Pursuant to the agreement with Novartis, through our wholly-owned subsidiary Allarity Europe, we have the right to use dovitinib used in combination with Stenoparib to address the second-line or later treatment of metastatic ovarian cancer. Under the terms of the license agreement, we are required to make certain milestone payments, including a payment of $1,500, which was due on April 1, 2023. We did not make that milestone payment, and on April 4, 2023, Novartis sent a notice of breach under the license agreement to Allarity Europe stating that it has 30 days from April 4, 2023, to cure. As of April 28, 2023, Novartis has been paid $100 towards the current milestone payable of $1,500.

(c) Third Amendment to Stenoparib Exclusive License Agreement with Eisai Inc.

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

In consideration of the extended timeframe, and the Company not achieving the minimum patient enrollment, by July 1, 2022, set out in the Second Amendment, the Company is obligated to pay Eisai an extension payment as follows:

(i)	$100 within 10 days of the execution of the Third Amendment (paid during the period ended September 30, 2022); and

(ii)	$900 on or before April 1, 2023 (accrued at September 30, 2022). As of the date of this quarterly report, the $900 remains unpaid, however, management is currently in discussions with Eisai to extend the terms of payment.

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

(d) Development costs and Out-License Agreement with Smerud

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

A Letter Agreement between Chosa Oncology Ltd. (England), Chosa ApS (Denmark) (collectively “Chosa”), Smerud, and Allarity Therapeutics, Inc. (US) which references the following agreements:

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

Effective March 18, 2022, pursuant to clause (i) the inventory was recertified with a longer shelf life and as of March 31, 2022, we received $459 which has been recorded in other income as proceeds on sale of IP.

(g) SEC Request

In January 2023, we received a request to produce documents from the SEC that stated that the staff of the SEC is conducting an investigation known as “In the Matter of Allarity Therapeutics, Inc.” to determine if violations of the federal securities laws have occurred. The documents requested appear to focus on submissions, communications, and meetings with the FDA regarding our NDA for Dovitinib or Dovitinib-DRP. The SEC letter also stated that investigation is a fact-finding inquiry and does not mean that that the SEC has concluded that we or anyone else has violated the laws. As a result of the disclosure of the SEC request, The Nasdaq Stock Market LLC (“Nasdaq”) staff has also requested us to provide them with the information requested by the SEC in which we are complying.

(h) Nasdaq Notification

As previously disclosed on Form 8-K filed with the SEC on October 14, 2022, we received a letter from Nasdaq Listing Qualifications on October 12, 2022 notifying us that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5450(b)(1)(A) for The Nasdaq Global Market, which requires that a listed company’s stockholders’ equity be at least $10.0 million. As reported on the Form 10-Q, the Company’s stockholders’ equity as of June 30, 2022, was approximately $8.0 million. Pursuant to the letter, we were required to submit a plan to regain compliance with Nasdaq Listing Rule 5450(b)(1)(A) by November 26, 2022. After discussions with the Nasdaq Listing Qualifications staff, on December 12, 2022, we filed a plan to regain and demonstrate long-term Nasdaq Listing Qualifications compliance including seeking to phase-down to The Nasdaq Capital Market. On December 21, 2022, we received notification from the Nasdaq Listing Qualifications staff that they have granted the Company’s request for an extension until April 10, 2023, to comply with this requirement.

On April 11, 2023, we received notification from the Nasdaq Listing Qualifications staff that it has determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Form 8-K by the April 10, 2023, deadline, evidencing compliance with Nasdaq Listing Rule 5450(b)(1)(A). As a result, the Company’s securities will be delisted from The Nasdaq Global Market. In that regard, unless the Company requests an appeal of such determination by April 18, 2023, trading of the Company’s Common Stock will be suspended at the opening of business on April 20, 2023, and a Form 25-NSE will be filed with the SEC which will remove the Company’s common stock from listing and registration on The Nasdaq Stock Market. The Company has filed its appeal with Nasdaq and has received a hearing date of May 18, 2023.

18. Subsequent Events

For its financial statements as of March 31, 2023, and for the three months then ended, the Company evaluated subsequent events through the date on which those financial statements were issued. All subsequent events not disclosed elsewhere in this Form 10-Q are disclosed below.

(a) Public Offering

On April 19, 2023, the Company agreed to sell in a public offering an aggregate of 2,869,330 shares of Common Stock of the Company (the “Shares”), pre-funded warrants to purchase up to 7,130,670 shares of Common Stock (the “Pre-Funded Warrants”), and common warrants to purchase up to 10,000,000 shares of Common Stock (the “Common Warrants” together with the Shares, the Pre-Funded Warrants and Common Stock issuable upon exercise of the Common Warrants and the Pre-Funded Warrant, collectively, the “Securities”), at an effective combined purchase price of $0.75 per share and related Common Warrant (the “Purchase Price”), for aggregate gross proceeds of approximately $7.5 million, before deducting placement agents fees and offering expenses payable by the Company (the “Offering”). The Securities were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with each purchaser identified on the signature pages thereto (each, a “Purchaser”) or pursuant a prospectus which was part of an effective registration statement on Form S-1 filed with the SEC. The purchase price of each Pre-Funded Warrant and Common Warrant is equal to the Purchase Price less the $0.001 per share exercise price of each Pre-Funded Warrant. The closing of the Offering occurred on April 21, 2023 (the “Offering Closing”). The Pre-Funded Warrants and Common Warrants are immediately separable and were issued separately in the Offering. Each Pre-Funded Warrant is exercisable for one share of Common Stock.

Subject to certain ownership limitations, the Pre-Funded Warrants and the Common Warrants (the “Warrants”) are exercisable immediately from the date of issuance. The Pre-Funded Warrants have a nominal exercise price of $0.001 per share, which was pre-funded to the Company on or prior to the Initial Exercise Date (as defined in the Pre-Funded Warrants) and, consequently, no additional consideration (other than the nominal exercise price of $0.001 per share) will be required to be paid by the holder to any person to effect any exercise of the Pre-Funded Warrants, and will expire when exercised in full, subject to certain adjustments contained therein. The Common Warrants have an exercise price of $0.85 per share and expire on the 5 year anniversary of the date of issuance. The exercise price of the Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Company’s common stock. As of the date of this filing, all of the Pre-Funded Warrants have been exercised.

In the event of a fundamental transaction, as described in the Warrants, each of the holders of the Warrants will have the right to exercise its Warrant and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such fundamental transaction if such holder had been, immediately prior to such fundamental transaction, the holder of shares of the Company’s common stock issuable upon the exercise of its Warrant. Additionally, in the event of a fundamental transaction within the Company’s control, as described in the Warrants, each holder of the Warrants will have the right to require the Company to repurchase the unexercised portion of its Warrant at its fair value using a variant of the Black Scholes option pricing formula. In the event of a fundamental transaction that is not within the Company’s control, each holder of the Warrants will have the right to require the Company or a successor entity to redeem the unexercised portion of its Warrant for the same consideration paid to the holders of the Company’s common stock in the fundamental transaction at the unexercised Warrant’s fair value using a variant of the Black Scholes option pricing formula. The Purchase Agreement includes customary representations, warranties and covenants by the Company and the Purchasers, and the Company has agreed to provide the Purchasers with customary indemnification under the Purchase Agreement.

Concurrently with the Purchase Agreement, the Company entered into a Placement Agency Agreement with A.G.P./Alliance Global Partners (“AGP”). AGP acted as the exclusive Placement Agent in connection with the Offering. As compensation, the Company agreed to pay AGP a cash fee equal to 7.0% of the aggregate gross proceeds of the Offering and up to $150 in aggregate for all expenses of AGP, including AGP’s legal fees. The Company also agreed to provide the Placement Agent with customary indemnification under the Purchase Agreement.

(b) 3i LP Transactions

From April 1, 2023, through May 11, 2023, the Company issued 7,954,880 shares of common stock valued at $1,334 upon the conversion of 7,520 shares of Series A Preferred stock

On April 19, 2023, 3i, the sole former holder of our Series C Preferred Stock and outstanding secured promissory notes, and sole holder of our Series A Preferred Stock and Exchange Warrant (as defined below), provided the Company with a loan for $350, which is evidenced by a Secured Promissory Note dated April 19, 2023 (the “April Note”), which requires a mandatory conversion of the principal into 486 shares of Series A Preferred Stock (the “Note Conversion Shares” and together with the April Note, the “Note Securities”) subject to and upon the Offering Closing. Upon the Offering Closing, the Note Conversion Shares were issued to 3i and the April Note was cancelled.

On April 20, 2023, the Company entered into a certain Modification and Exchange Agreement (the “Exchange Agreement”) with 3i pursuant to which the parties agreed to, among other things, subject to the Offering Closing, (i) amend the Certificate of Designations for the Series A Convertible Preferred Stock (the “Amended COD”), which among other things, eliminates the Series A Preferred Stock redemption right and dividend (except for certain exceptions as specified in the Amended COD), and provides for the conversion of Series A Preferred Stock into Common Stock at a conversion price of $0.75 which is equal to the price for a share of Common Stock sold in the Offering, (ii) exchange 50,000 shares of Series C Preferred Stock (the “Series C Shares”) beneficially owned by 3i for 4,027 shares of Series A Preferred Stock (the “Exchange Shares”), (iii) exchange a warrant to purchase common stock issued on December 20, 2021 to 3i (the “Original Warrant”) for a new warrant (the “Exchange Warrant”), which reflects an exercise price of $0.75 (the “New Exercise Price”) and represents a right to acquire 12,603,385 shares of Common Stock (the “New Warrant Shares”). In addition to the satisfaction or waiver of customary and additional closing conditions set forth in the Exchange Agreement, the transactions contemplated by the Exchange Agreement were subject to (a) the occurrence of the closing of the Offering and (b) the filing of the Amended COD with the Delaware Secretary of State. On April 21, 2023, the closing of the transactions contemplated by the Exchange Agreement occurred and the Exchange Warrant and the Exchange Shares were issued to 3i, and the Original Warrant and the Series C Shares were cancelled.

In addition, the Company entered into a Cancellation of Debt Agreement dated April 20, 2023, which became effective as of the Offering Closing. Upon the Offering Closing, pursuant to the terms of the Cancellation of Debt Agreement, all of the Company’s outstanding indebtedness under the Notes (as defined therein) and the Alternative Conversion Amount (as defined therein) due by the Company to 3i were paid in full. Accordingly, any and all obligations in connection therewith were extinguished without any additional further action on the part of 3i upon payment of $3,348 in cash from a portion of the proceeds from the Offering. In addition, pursuant to such agreement, 1,550 shares of Series A Preferred Stock (the “Redemption Shares”) beneficially owned by 3i were redeemed in full for a purchase price of $1,652, which redemption price was paid in cash from the portion of the proceeds from the Offering. The Company also entered into the First Amendment to the RRA (the “RRA Amendment”) dated April 20, 2023, which became effective upon the Offering Closing, to amend certain defined terms under the RRA to include the Exchange Shares, the New Warrant Shares and the Note Conversion Shares.

In addition to the foregoing, the Company and 3i are also parties to (i) a Securities Purchase Agreement dated May 20, 2021 (as amended), relating to the purchase and sale of 20,000 shares of Series A Preferred Stock, and common stock purchase warrants, (ii) the RRA, (iii) a Securities Purchase Agreement and Registration Rights Agreement, each dated February 28, 2023, relating to the purchase and sale of 50,000 shares of Series C Preferred Stock, and (iv) a Secured Note Purchase Agreement dated November 22, 2022 (as amended) and related Security Agreement pursuant to which the Company has issued certain secured promissory notes for an aggregate principal amount of approximately $3 million as of April 19, 2023. 3i also participated in the Offering. See Note 9.

(c) Amended and Restated COD of Series A Convertible Preferred Stock

On April 21, 2023, in connection with the transactions contemplated under the Exchange Agreement, the Company filed an Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock of the Company (the “Amended and Restated Series A COD”) with the Delaware Secretary of State. The Amended and Restated Series A COD eliminates the Series A Preferred Stock redemption right and dividend (except for certain exceptions as specified therein), and provide for the conversion of Series A Preferred Stock into Common Stock at a conversion price equal to the price for a share of Common Stock sold in the Offering.

(d) Pro-forma Balance Sheet (unaudited)

The following pro forma unaudited condensed consolidated balance sheet is provided to illustrate the impact of all subsequent event transactions described in the foregoing subsequent events disclosure, as if they had occurred at March 31, 2023.

	As of March 31, 2023 (UNAUDITED)
(In thousands, except share data)	Actual	Pro Forma

ASSETS
Cash	$295	$2,810
Total other current assets	2,671	2,671
Total non-current assets	9,736	9,736
Total assets	$12,702	$15,217

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Total current liabilities	$11,588	$8,523
Total non-current liabilities	1,453	1,453
Total liabilities	13,041	9,976
Total Redeemable preferred stock	2,763	—
Shareholders equity (deficit)
Total Redeemable preferred stock	—	2,202
Additional paid-in capital	83,437	89,578
Accumulated other comprehensive loss	(637)	(637)
Accumulated deficit	(85,902)	(85,902)
Total Stockholders’ (deficit) equity	(3,102)	5,241
Total liabilities and stockholders’ equity (deficit)	$12,702	$15,217

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from the plans, intentions, expectations and other forward-looking statements included in the discussion below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those factors discussed in the section titled “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 13, 2023.

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

Recent Developments

Redemption of Series B Preferred Stock

Upon conclusion of the 2023 Annual Meeting of Stockholders, all of the 190,786 shares of Series B Preferred Stock outstanding were automatically redeemed, with the holders of the Series B Preferred Stock only having a right to receive the purchase price for the redemption, which was $0.01 per share of Series B Preferred Stock.

Amendment to Certain Employment Contracts

On January 12, 2023, we entered into new employment agreements with James G. Cullem, our chief executive officer, and Joan Brown, our chief financial officer, regarding salary, bonuses, stock options and change of control provisions.

SEC Request

In January 2023, we received a request to produce documents from the SEC that stated that the staff of the SEC is conducting an investigation known as “In the Matter of Allarity Therapeutics, Inc.” to determine if violations of the federal securities laws have occurred. The documents requested appear to focus on submissions, communications and meetings with the FDA regarding our NDA for Dovitinib or Dovitinib-DRP. The SEC letter also stated that investigation is a fact-finding inquiry and does not mean that that the SEC has concluded that we or anyone else has violated the laws. As a result of the disclosure of the SEC request, The Nasdaq Stock Market LLC (“Nasdaq”) staff has also requested us to provide them with the information requested by the SEC in which we are complying.

Change in Board of Directors; Nasdaq Non-Compliance

On January 19, 2023, three members of the board indicated that they resigned, or will resign with an effective date, from the board. Currently, the board consists of four members. On February 8, 2023, we received a notice from Nasdaq notifying us that we no longer comply with Nasdaq’s independent director and audit committee requirements. We have a cure period to regain compliance as follows: (i) until the earlier our next annual shareholders’ meeting or February 4, 2024; or (ii) if our next annual shareholders’ meeting is held before August 3, 2023, then we must evidence compliance no later than August 3, 2023.

Modification to Conversion Price of Series A Preferred Stock

On January 23, 2023, we and 3i, LP amended the letter agreement entered into on December 8, 2022, to provide that the modification of the term Series A Preferred Stock Conversion Price (“Series A Preferred Stock Conversion Price”) to mean the lower of: (i) the Closing Sale Price (as defined in the Certificate of Designations of Series A Preferred Stock (“Series A Certificate of Designations”)) on the trading date immediately preceding the Conversion Date (as defined in the Series A Certificate of Designations and (ii) the average Closing Sale Price of the common stock for the five trading days immediately preceding the Conversion Date, for the Trading Days (as defined in the Series A Certificate of Designations) will be in effect until terminated by us and 3i, LP.

Establishment and sale of Series C Convertible Redeemable Preferred Stock

On February 24, 2023, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock Certificate of Designations”) with the Delaware Secretary of State designating 50,000 shares of our authorized and unissued preferred stock as Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”) with a stated value of $27.00 per share. On February 28, 2023, we filed a Certificate of Amendment to the Series C Preferred Stock Certificate of Designations with the Delaware Secretary of State to clarify the terms of conversion price and floor price based on definitions provided in the original Series C Preferred Stock Certificate of Designations (the original and amended Series C Preferred Stock Certificate of Designations collectively “the Series C Certificate of Designations”). Each share of Series C Preferred Stock has 620 votes and is subject to certain redemption rights and voting limitations. On February 28, 2023, we entered into a securities purchase agreement with 3i, LP for the purchase and sale of 50,000 shares of Series C Preferred Stock at a purchase price of $24.00 per share, for a subscription receivable in the aggregate amount equal to the total purchase price of $1.2 million. The 50,000 shares of Series C Preferred Stock are convertible into shares of our common stock, subject to the terms of the Series C Certificate of Designations. The conversion price for the Series C Preferred Stock is initially equal the lower of: (i) $6.37, which is the official closing price of the common stock on the Nasdaq Global Market (as reflected on Nasdaq.com) on the Trading Day (as defined in the Series C Certificate of Designations) immediately preceding the Original Issuance Date (as defined in the Series C Certificate of Designations); and (ii) the lower of: (x) the official closing price of the common stock on the Nasdaq Global Market (as reflected on Nasdaq.com) on the Trading Day immediately preceding the Conversion Date or such other date of determination; and (y) the average of the official closing prices of the common stock on the Nasdaq Global Market (as reflected on Nasdaq.com) for the five Trading Days immediately preceding the Conversion Date (as defined in the Series C Certificate of Designations) or such other date of determination, subject to adjustment (the “Series C Preferred Stock Conversion Price”). In no event will the Series C Preferred Stock Conversion Price be less than $1.295 (the “Series C Preferred Stock Floor Price”). As discussed below, on April 21, 2023, all of the outstanding shares of Series C Preferred Stock were exchanged for 4,027 shares of our Series A Preferred Stock pursuant to the terms of a certain Modification and Exchange Agreement.

Annual Stockholder Meeting

On February 3, 2023, we held our annual meeting of stockholders (the “Annual Meeting”). Nine proposals were submitted to our stockholders for a vote at the Annual Meeting including a proposal to increase the number of authorized shares and a proposal to effect a reverse stock split. The proposals to increase the number of authorized shares and proposal to effect a reverse stock split did not receive the requisite votes.

Special Meeting of Stockholders; Share Consolidation and Share Increase

On March 20, 2023, we held a Special Meeting of Stockholders (the “Special Meeting”) for our stockholders of record of our outstanding shares of Common Stock and Series C Preferred Stock. At the Special Meeting, the stockholders of Common Stock and Series C Preferred Stock approved: (1) an amendment to our Certificate of Incorporation, as amended (“Certificate of Incorporation”), to increase the number of authorized shares from 30,500,000 to 750,500,000, and to increase the number of our common stock from 30,000,000 to 750,000,000 (the “Share Increase Proposal”); and (2) an amendment to our Certificate of Incorporation, to, at the discretion of the board, effect a reverse stock split with respect to our issued and outstanding common stock at a ratio between 1-for-20 and 1-for-35 (the “Reverse Stock Split Proposal”). Upon stockholder approval, the Board of Directors determined a ratio of 1-for-35 for the reverse stock split. In addition, the Company filed a Second Certificate of Amendment of the Certificate of Incorporation to effect the share increase approved by the stockholders.

We effected a 1-for-35 share consolidation of our common stock on March 24, 2023 (“Share Consolidation”). No fractional shares were issued in connection with the Share Consolidation. If, as a result of the Share Consolidation, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up to the next whole number. The Share Consolidation resulted in a reduction of our outstanding shares of common stock from 34,294,582 to 979,846. As a result of the Second Certificate of Amendment of our Certificate of Incorporation as discussed above, the number of our authorized shares is 750,500,000 which consist of 750,000,000 authorized shares of Common Stock and 500,000 authorized shares of preferred stock. The par value of our authorized stock remained unchanged at $0.0001.

Notice of Breach From Novartis Pharma AG

Pursuant to a license agreement with Novartis dated April 6, 2018, through our wholly-owned subsidiary Allarity Therapeutics Europe ApS, we have the right to use dovitinib used in combination with stenoparib to address the second-line or later treatment of metastatic ovarian cancer. Under the terms of the license agreement, we are required to make certain milestone payments, including a payment of $1,500 which was due on April 1, 2023. We did not make that milestone payment, and on April 4, 2023, Novartis sent a notice of breach under the license agreement to Allarity Therapeutics Europe ApS stating that it has 30 days from April 4, 2023, to cure. See “RISK FACTORS -Risks Related to Our Business -We are in default under our license agreement with Novartis.”

Modification to Bridge Loan with 3i, LP

On April 10, 2023, we entered into a first amendment to the Secured Note Purchase Agreement with 3i, LP. The Secured Note Purchase Agreement provided for the offer and sale of three (3) secured promissory notes for an aggregate principal amount of $2,667, which were issued on November 28, 2022 and December 30, 2022, and represents the aggregate principal amount outstanding under the notes issued under the Secured Note Purchase Agreement as of April 10, 2023 (the “Prior Notes”). The Secured Note Purchase Agreement was amended to provide for the offer and sale of additional notes from time to time, at the sole discretion of 3i, LP, which note purchase(s) is evidenced by a form of note which was agreed upon by the Company and 3i, LP (the “2023 Note” and together with the Prior Notes (the “Notes”) and is substantially in the same form as the secured promissory notes issued in connection with the Secured Note Purchase Agreement dated November 22, 2022, with the exception that an event of default would occur under the 2023 Notes in the event the Company has been delisted from The Nasdaq Stock Exchange LLC. On April 10, 2023, in connection with the first amendment, the Company and 3i, LP entered into an amendment to the security agreement by and between 3i, LP and the Company, dated November 23, 2022 (as amended, the “Security Agreement”), to cover the additional notes issued under the Secured Note Purchase Agreement. On April 11, 2023, 3i, LP purchased an additional note for an aggregate amount of $350, which purchase price was paid in cash. As discussed below, pursuant to the Cancellation Debt Agreement, all of the indebtedness evidenced by the Notes was paid in full and cancelled on April 21, 2023.

Nasdaq Notification

As previously disclosed on Form 8-K filed with the SEC on October 14, 2022, we received a letter from Nasdaq Listing Qualifications on October 12, 2022 notifying us that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5450(b)(1)(A) for The Nasdaq Global Market, which requires that a listed company’s stockholders’ equity be at least $10.0 million. As reported on the Form 10-Q, the Company’s stockholders’ equity as of June 30, 2022 was approximately $8.0 million. Pursuant to the letter, we were required to submit a plan to regain compliance with Nasdaq Listing Rule 5450(b)(1)(A) by November 26, 2022. After discussions with the Nasdaq Listing Qualifications staff, on December 12, 2022, we filed a plan to regain and demonstrate long-term Nasdaq Listing Qualifications compliance including seeking to phase-down to The Nasdaq Capital Market. On December 21, 2022, we received notification from the Nasdaq Listing Qualifications staff that they have granted the Company’s request for an extension until April 10, 2023, to comply with this requirement.

On April 11, 2023, we received notification from the Nasdaq Listing Qualifications staff that it has determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Form 8-K by the April 10, 2023 deadline, evidencing compliance with Nasdaq Listing Rule 5450(b)(1)(A). As a result, the Company’s securities will be delisted from The Nasdaq Global Market. In that regard, unless the Company requests an appeal of such determination by April 18, 2023, trading of the Company’s Common Stock will be suspended at the opening of business on April 20, 2023, and a Form 25-NSE will be filed with the SEC which will remove the Company’s common stock from listing and registration on The Nasdaq Stock Market. The Company has filed its appeal with Nasdaq and has received a hearing date of May 18, 2023.

Public Offering.

On April 19, 2023, we agreed to sell in a public offering an aggregate of 2,869,330 shares of Common Stock of the Company (the “Shares”), pre-funded warrants to purchase up to 7,130,670 shares of Common Stock (the “Pre-Funded Warrants”), and common warrants to purchase up to 10,000,000 shares of Common Stock (the “Common Warrants” together with the Shares, the Pre-Funded Warrants and Common Stock issuable upon exercise of the Common Warrants and the Pre-Funded Warrant, collectively, the “Securities”), at an effective combined purchase price of $0.75 per share and related Common Warrant (the “Purchase Price”), for aggregate gross proceeds of approximately $7.5 million, before deducting placement agents fees and offering expenses payable by the Company (the “Offering”). The Securities were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with each purchaser identified on the signature pages thereto (each, a “Purchaser”) or pursuant a prospectus which was part of an effective registration statement on Form S-1 filed with the SEC. The purchase price of each Pre-Funded Warrant and Common Warrant is equal to the Purchase Price less the $0.001 per share exercise price of each Pre-Funded Warrant. The closing of the Offering occurred on April 21, 2023 (the “Offering Closing”).

The Pre-Funded Warrants and Common Warrants are immediately separable and were issued separately in the Offering. Each Pre-Funded Warrant is exercisable for one share of Common Stock. Subject to certain ownership limitations, the Pre-Funded Warrants and the Common Warrants (the “Warrants”) are exercisable immediately from the date of issuance. The Pre-Funded Warrants have a nominal exercise price of $0.001 per share, which was pre-funded to the Company on or prior to the Initial Exercise Date (as defined in the Pre-Funded Warrants) and, consequently, no additional consideration (other than the nominal exercise price of $0.001 per share) will be required to be paid by the holder to any person to effect any exercise of the Pre-Funded Warrants, and will expire when exercised in full, subject to certain adjustments contained therein. The Common Warrants have an exercise price of $0.85 per share and expire on the five (5) year anniversary of the date of issuance. The exercise price of the Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Company’s common stock. In the event of a fundamental transaction, as described in the Warrants, each of the holders of the Warrants will have the right to exercise its Warrant and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such fundamental transaction if such holder had been, immediately prior to such fundamental transaction, the holder of shares of the Company’s common stock issuable upon the exercise of its Warrant. Additionally, in the event of a fundamental transaction within the Company’s control, as described in the Warrants, each holder of the Warrants will have the right to require the Company to repurchase the unexercised portion of its Warrant at its fair value using a variant of the Black Scholes option pricing formula. In the event of a fundamental transaction that is not within the Company’s control, each holder of the Warrants will have the right to require the Company or a successor entity to redeem the unexercised portion of its Warrant for the same consideration paid to the holders of the Company’s common stock in the fundamental transaction at the unexercised Warrant’s fair value using a variant of the Black Scholes option pricing formula. The Purchase Agreement includes customary representations, warranties and covenants by the Company and the Purchasers, and the Company has agreed to provide the Purchasers with customary indemnification under the Purchase Agreement.

Concurrently with the Purchase Agreement, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (“AGP”). AGP acted as the exclusive Placement Agent in connection with the Offering. As compensation, the Company agreed to pay AGP a cash fee equal to 7.0% of the aggregate gross proceeds of the Offering and up to $150 in aggregate for all expenses of AGP, including AGP’s legal fees. The Company also agreed to provide the Placement Agent with customary indemnification under the Purchase Agreement

Additional Transactions with 3i, L.P.

On April 19, 2023, 3i, LP, provided the Company with a loan for $350, which was evidenced by a Secured Promissory Note dated April 19, 2023 (the “April Note”), which required a mandatory conversion of the principal into 486 shares of Series A Preferred Stock, subject to and upon the Offering Closing. Upon the Offering Closing, on April 21, 2023 the Note Conversion Shares were issued to 3i, LP and the April Note was cancelled.

On April 20, 2023, the Company entered into a certain Modification and Exchange Agreement (the “Exchange Agreement”) with 3i, LP pursuant to which the parties agreed to, among other things, subject to the Offering Closing, (i) amend the Certificate of Designations for the Series A Convertible Preferred Stock (the “Amended COD”), which among other things, eliminates the Series A Preferred Stock redemption right and dividend (except for certain exceptions as specified in the Amended COD), and provides for the conversion of Series A Preferred Stock into Common Stock at a conversion price of $0.75 which is equal to the price for a share of Common Stock sold in the Offering, (ii) exchange 50,000 shares of Series C Preferred Stock (the “Series C Shares”) beneficially owned by 3i, LP for 4,027 shares of Series A Preferred Stock (the “Exchange Shares”), (iii) exchange a warrant to purchase common stock issued on December 20, 2021 to 3i, LP (the “Original Warrant”) for a new warrant (the “Exchange Warrant”), which reflects an exercise price of $0.75 (the “New Exercise Price”) and represents a right to acquire 12,603,385 shares of Common Stock (the “New Warrant Shares”). In addition to the satisfaction or waiver of customary and additional closing conditions set forth in the Exchange Agreement, the transactions contemplated by the Exchange Agreement were subject to (a) the occurrence of the closing of the Offering and (b) the filing of the Amended COD with the Delaware Secretary of State. On April 21, 2023, the closing of the transactions contemplated by the Exchange Agreement occurred and the Exchange Warrant and the Exchange Shares were issued to 3i, LP, and the Original Warrant and the Series C Shares were cancelled. In addition, on April 21, 2023, the Amended COD was filed with the Delaware Secretary of State.

In addition, the Company entered into a Cancellation of Debt Agreement dated April 20, 2023 (the “Cancellation of Debt Agreement”), which became effective as of the Offering Closing. Upon the Offering Closing, pursuant to the terms of the Cancellation of Debt Agreement, all of the Company’s outstanding indebtedness under the Notes and the Alternative Conversion Amount (as defined therein) due by the Company to 3i, LP were paid in full. Accordingly, any and all obligations in connection therewith were extinguished without any additional further action on the part of 3i, LP upon payment of $3,348 in cash from a portion of the proceeds from the Offering. In addition, pursuant to such agreement, 1,550 shares of Series A Preferred Stock (the “Redemption Shares”) beneficially owned by 3i, LP were redeemed in full for a purchase price of $1,652, which redemption price was paid in cash from the portion of the proceeds from the Offering. The Company also entered into the First Amendment to the Registration Rights Agreement dated May 20, 2023 (the “RRA”), which became effective upon the Offering Closing, to amend certain defined terms under the RRA to include the Exchange Shares, the New Warrant Shares and the Note Conversion Shares.

Series A Preferred Stock

Subsequent to March 31, 2023, 3i, LP exercised 7,520 shares of Series A Preferred Stock pursuant to which the Company issued 7,954,880 shares of Common Stock. As of May 11, 2023, there were 5,191 shares of Series A Preferred Stock outstanding which includes the 4,207 Exchange Shares but excludes the 1,550 Redemption Shares.

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

We have incurred net losses in each year since inception. Our net losses were $3.4 million and $3.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $85.9 million and cash of $295,000. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022 (unaudited) (in thousands, except where otherwise noted)

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,		Increase/
	2023	2022	(Decrease)
	(In thousands)
Operating expenses:
Research and development	$1,427	$1,289	$138
Impairment of intangible assets	—	14,007	(14,007)
General and administrative	2,232	3,013	(781)
Total operating expenses	3,659	18,309	(14,650)
Loss from operations:	$(3,659)	$(18,309)	$(14,650)

Research and Development Expenses

We currently do not track our research and development costs by product candidate. A breakdown by nature of type of expense for the three months ended March 31, 2023 and 2022 is provided below.

	For the three months ended March 31,		Increase/
	2023	2022	(Decrease)
	(In thousands)
Research study expenses	$834	$505	$329
Tax credit	(480)	(454)	(26)
Manufacturing & supplies	589	168	421
Contractors	289	377	(88)
Patents	20	76	(56)
Staffing	201	247	(46)
Staffing, stock-based compensation	(39)	362	(401)
Amortization	10	20	(10)
Other	3	(12)	15
	$1,427	$1,289	$138

For the three months ended March 31, 2023, compared to March 31, 2022

The increase of $138 in research and development expenses was primarily because manufacturing and supplies expenses increased by $421, research study expenses increased by $329 and other expenses increased by $15, offset by a decrease in staffing costs of $46, decreased contractors costs of $88, decreased patent costs of $56, decreased stock based compensation costs of $401, an increase in tax credits of $26, and decreased amortization of $10. Research study expenses have increased because of increased site initiation costs, increased investigator sites, and increased patient screening. Manufacturing and supplies expenses have increased because of increased drug manufacturing. Staffing and contractor costs have decreased as a result of cost cutting measures, and stock-based compensation costs have decreased because of stock option forfeitures of recently resigned directors.

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

General and Administrative Expenses

General and administrative expenses decreased by $781 for the three months ended March 31, 2023, compared to March 31, 2022. The decrease was primarily due to a $785 decrease in stock-based compensation, $147 decease in staffing costs, $69 decrease in other administrative costs, and a $51 decrease in listings expenses, offset by a $119 increase in audit and legal costs, $100 increase in financial consultants, $16 increase in communications expenses and $12 increase in insurance and $24 increase on account of premises costs. Staffing costs have decreased as a result of cost cutting measures, and stock-based compensation costs have decreased because of stock option forfeitures of recently resigned directors.

Other Income (Expenses), Net

For the three months ended March 31, 2023, compared to March 31, 2022

Other income (expense) of $309 recognized in the three months ended March 31, 2023, consisted primarily of a $309 fair value adjustment to derivative and warrant liabilities, foreign exchange gains of $95, and interest income of $4, offset by ($90) in interest expenses and ($9) in finance expenses.

Other income (expense) of $14.0 million recognized in the three months ended March 31, 2022, consisted primarily of a $12.6 million fair value adjustment to derivative and warrant liabilities and income of $1.8 million from the gain on sale of IP, offset by ($269) in foreign exchange losses, ($39) in interest expenses, and ($36) loss on investment.

Changes in fair value of our derivative liabilities and convertible debt are measured using level 3 inputs as described in our condensed consolidated financial statements.

Liquidity, Capital Resources and Plan of Operations

Since our inception through March 31, 2023, our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our securities. As of March 31, 2023, we had $295 in cash, and an accumulated deficit of $85.9 million. We had a working capital deficit of $8,620.

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

As of March 31, 2023, the Company’s cash deposits of $295 were determined to be insufficient to fund its current operating plan and planned capital expenditures for the next month. On April 21, 2023, the Company completed an equity financing and received net proceeds of approximately $1.9 million which has been determined to be insufficient to fund the Company’s operations for longer than approximately three months. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.

Management’s plans to mitigate the conditions or events that raise substantial doubt include additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources. We currently plan on completing an additional public offering in the near future, however there are no assurances that the Company will be successful in raising additional working capital, or if it is able to raise additional working capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter into other such arrangements when needed would have a negative impact on its business, results of operations and financial condition and its ability to continue its plan of operations.

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

Contractual Obligations and Commitments

We enter into agreements in the normal course of business with vendors for preclinical studies, clinical trials, and other service providers for operating purposes. We have not included these payments in the table of contractual obligations above since these contracts are generally cancellable at any time by us following a certain period after notice and therefore, we believe that our non-cancellable obligations under these agreements are not material.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the three months ended March 31,
	2023	2022
	(In thousands)
Net cash flows used in operating activities	$(3,201)	$(5,755)
Net cash flows provided by investing activities	—	809
Net cash flows provided by financing activities	1,158	—
Effect of foreign exchange rates on cash	309	(65)
Net (decrease) in cash	(1,734)	$(5,011)

Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was approximately $3.2 million compared to approximately $5.8 million for the three months ended March 31, 2022. The $2.6 million decrease in net cash used in operating activities was primarily the result of an increased loss of $500 thousand and non-cash expenses of $100 thousand, offset by net cash provided by operating assets and liabilities of $3.1 million.

Investing Activities

In the three months ended March 31, 2023, there were no cash flows from investing activities. In the three months ended March 31, 2022, we received $809 thousand from financing activities associated with the sale of IP.

Financing Activities

 For the three months ended March 31, 2023, net cash provided by financing activities was approximately $1.2 million compared to $0 for the three months ended March 31, 2022. The increase in net cash provided by investing activities was primarily due to proceeds from the sale of Series C Preferred Stock during the three months ended March 31, 2023.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents of $759 as of May 11, 2023, and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of this Report. Our estimate as to how long we expect our cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed interim consolidated financial statements for the three months ended March 31, 2023, and 2022, and our audited consolidated financial statements for the years ended December 31, 2022 and 2021, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the years ended December 31, 2022, and 2021, included in our Form 10-K for the year ended December 31, 2022, filed on March 13, 2023, and there have been no significant changes to our significant accounting policies during the three months ended March 31, 2023. These unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes.

Recently Issued Accounting Pronouncements

See the sections titled “Recently adopted accounting pronouncements” in Note 2(cc) and “Recently issued accounting pronouncements not yet adopted” in Note 2(dd) to the Company’s consolidated financial statements for the years ended December 31, 2022 and 2021, respectively, appearing in the Company’s 10-K filed with the SEC on March 13, 2023; and in Note 2(h) to the Company’s unaudited condensed interim consolidated financial statements for the three months ended March 31, 2023 and 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, we are exempt from the requirements of Item 3.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, we identified material weaknesses in our internal controls over financial reporting because we did not have a formal process for period end financial closing and reporting, we historically had insufficient resources to conduct an effective monitoring and oversight function independent from our operations and we lack accounting resources and personnel to properly account for accounting transactions such as the issuance of warrants with a derivative liability component. In particular, the material weaknesses identified were:

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

We intend to continue to take steps to remediate the material weaknesses described above and further evolve our accounting processes, controls, and reviews. We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify or are brought to our attention. However, our efforts to remediate may be limited or delayed by our financial condition and limited resources.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than as described above.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 13, 2023, before making an investment decision. If any of the risks occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to Our Business

We are in default under our license agreement with Novartis.

Pursuant to a license agreement with Novartis and our wholly-owned subsidiary Allarity Therapeutics Europe ApS dated April 6, 2018, we have the right to use dovitinib used in combination with stenoparib to address the second-line or later treatment of metastatic ovarian cancer. Under the terms of the license agreement, we are required to make certain milestone payments, including a payment of $1,500,000 which was due on April 1, 2023. We did not make that milestone payment, and on April 4, 2023, we received notice from Novartis stating that Allarity Therapeutics Europe ApS is in breach of the license agreement and has 30 days from April 4, 2023, to cure. As of May 1, 2023, Novartis has been paid $100,000 towards the current milestone payable of $1,500. We intend to cure this breach by making the milestone payment from proceeds of future financings and/or working with Novartis on an alternate payment structure. There is no assurance that we will be successful in raising the required funds to make the milestone payments or that we will be able to come to an agreement on an alternate payment arrangement. If we fail to make this payment or are otherwise in breach of the license agreement, we may lose our right to use dovitinib which will adversely affect our ability to conduct our clinical trials and to achieve our business objectives and adversely affect our financial results.

We have insufficient cash to continue our operations, our continued operations are dependent on us raising capital and these conditions give rise to substantial doubt over the Company’s ability continue as a going concern

As of March 31, 2023, we had $295,000 in cash, and an accumulated deficit of $85.9 million. We had a working capital deficit of $8.6 million. On April 21, 2023, the Company completed an equity financing and received net proceeds of approximately $1.9 million, which has been determined to be insufficient to fund the Company’s operations for longer than approximately three months. We believe that our existing cash and cash equivalents as of May 11, 2023, and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for the twelve months from the date of this Report. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern. We will need to raise additional capital after to support our operations and execute on our business plan. We will be required to pursue sources of additional capital through various means, including debt or equity financings. Any new securities that we may issue in the future may be sold on terms more favorable for our new investors than the terms on which our stockholders acquired our securities. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. We cannot assure that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us and may cause existing shareholders both book value and ownership dilution. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

Risks Related to Our Securities

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

On October 12, 2022, we received a letter from Nasdaq Listing Qualifications notifying us that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5450(b)(1)(A) for The Nasdaq Global Market, which requires that a listed company’s stockholders’ equity be at least $10.0 million. As reported on the Form 10-Q, the Company’s stockholders’ equity as of June 30, 2022, was approximately $8.0 million. Pursuant to the letter, we were required to submit a plan to regain compliance with Nasdaq Listing Rule 5450(b)(1)(A) by November 26, 2022. After discussions with the Nasdaq Listing Qualifications staff, on December 12, 2022, we filed a plan to regain and demonstrate long-term Nasdaq Listing Qualifications compliance including seeking to phase-down to The Nasdaq Capital Market. On December 21, 2022, we received notification from the Nasdaq Listing Qualifications staff that they have granted us an extension of time until April 10, 2023, to regain and evidence compliance with Nasdaq Listing Rule 5450(b)(1)(A). On April 11, 2023, we received notification from the Nasdaq Listing Qualifications staff that it has determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Form 8-K by the April 10, 2023 deadline, evidencing compliance with Nasdaq Listing Rule 5450(b)(1)(A). As a result, the Company’s Common Stock will be delisted from The Nasdaq Global Market. In that regard, unless the Company requests an appeal of such determination by April 18, 2023, trading of the Company’s Common Stock will be suspended at the opening of business on April 20, 2023, and a Form 25-NSE will be filed with the SEC which will remove the Company’s Common Stock from listing and registration on The Nasdaq Stock Market. The Company has filed its appeal with Nasdaq and has received a hearing date of May 18, 2023.

On November 21, 2022, the Company received written notice from Nasdaq Listing Qualifications indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share under the Nasdaq Listing Rules. Based on the closing bid price of the Company’s listed securities for the last 30 consecutive business days from October 10, 2022 to November 18, 2022, the Company no longer met the minimum bid price requirement set forth in Listing Rule 5550(a)(2). Under Nasdaq Listing Rules, we are provided with a compliance period of 180 calendar days, or until May 22, 2023, to regain compliance under the Nasdaq Listing Rules. In the event we do not regain compliance by May 22, 2023, we may be eligible for additional time to regain compliance. On March 24, 2023, we effected the 1-for-35 Share Consolidation of our common stock in order to attempt to meet the minimum bid requirement of $1.00 per share. Based on discussions on or around April 13, 2023, with Nasdaq, the Nasdaq staff indicated that it would continue to monitor the Company’s ongoing compliance with the minimum bid price requirement.

On December 20, 2022, we received a written notice from Nasdaq Listing Qualifications indicating that we are not in compliance with the minimum Market Value of Publicly Held Shares (“MVPHS”) of $5,000,000 requirement under the Nasdaq Listing Rules Based on our MVPHS for the thirty-one (31) consecutive business days from November 4, 2022 to December 19, 2022, we no longer meets the minimum MVPHS requirement set forth in Listing Rule 5450(b)(1)(C). Under Nasdaq Listing Rules, we are provided with a compliance period of 180 calendar days, or until June 19, 2023 to regain compliance. To regain compliance under Nasdaq Listing Rules, our MVPHS must close at $5,000,000 for a minimum of ten (10) consecutive business days. In the event we do not regain compliance by June 19, 2023, we may face delisting.

On February 8, 2023, we received notice from Nasdaq Listing Qualifications stating that due to the resignation of Soren G. Jensen from the Company’s board and audit committee, effective on February 4, 2023, the Company no longer complies with Nasdaq’s Listing Rules’ independent director and audit committee requirements as set forth in Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4) which requires a majority of the board of directors to be comprised of independent directors and an audit committee of at least three independent directors. The February 8, 2023 Nasdaq Listing Qualification notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market. In accordance with Nasdaq Listing Rules, we have a cure period to regain compliance as follows: (i) until the earlier of the Company’s next annual shareholders’ meeting or February 4, 2024; or (ii) if the next annual shareholders’ meeting is held before August 3, 2023, then the Company must evidence compliance no later than August 3, 2023. The Company’s board is currently seeking to appoint a new independent director who will also qualify under the Nasdaq Listing Rules to serve as a member of the audit committee, and intends to regain compliance with the Nasdaq Listing Rules as soon as practicable.

If we fail to meet the Nasdaq listing requirements and do not regain compliance, we will be subject to delisting by Nasdaq. If the Nasdaq staff determines to seek the delisting our common stock on the Nasdaq, we intend to appeal such determination before the Nasdaq Hearing Panel. In the event our common stock is no longer listed for trading on The Nasdaq Global Market and we are unable to transfer to The Nasdaq Capital Market, our trading volume and share price may decrease and you may have a difficult time selling your shares of common stock. In addition, we may experience difficulties in raising capital which could materially adversely affect our operations and financial results. Further, delisting from Nasdaq markets could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees. Finally, delisting could make it harder for our stockholders and the Company to sell the securities and hard for us to raise capital.

We received a request for documents from the SEC in the investigation known as “In the Matter of Allarity Therapeutics, Inc.,” and, separately, a letter from Nasdaq, regarding the same matter, the consequences of which are unknown.

In January 2023, we received a request to produce documents from the SEC that stated that the staff of the SEC is conducting an investigation known as “In the Matter of Allarity Therapeutics, Inc.” to determine if violations of the federal securities laws have occurred. The documents requested appear to focus on submissions, communications and meetings with the FDA regarding our NDA for Dovitinib or Dovitinib-DRP. The SEC letter also stated that investigation is a fact-finding inquiry and does not mean that that the SEC has concluded that the Company or anyone else has violated the laws. As a result of the disclosure of the SEC request, the Nasdaq staff has requested us to provide them with the information requested by the SEC in which we are complying. We do not know when the SEC’s or Nasdaq’s investigation will be concluded or what action, if any, might be taken in the future by the SEC, Nasdaq or their staff as a result of the matters that are the subject to its investigation or what impact, if any, the cost of continuing to respond to inquiries might have on our financial position or results of operations. We have not established any provision for losses in respect of this matter. In addition, complying with any such future requests by the SEC or Nasdaq for documents or testimony would distract the time and attention of our officers and directors or divert our resources away from ongoing business matters. This investigation may result in significant legal expenses, the diversion of management’s attention from our business, could cause damage to our business and reputation, and could subject us to a wide range of remedies, including enforcement actions by the SEC or delisting proceedings by Nasdaq. There can be no assurance that any final resolution of this or any similar matters will not have a material adverse effect on our financial condition or results of operations.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for our stockholders to sell our common stock or for us to sell equity securities in the future at a time and at a price that it deems appropriate. As of May 9, 2023, we had 6,311 shares of Series A Preferred Stock outstanding that can be converted into 9,087,840 shares of our common stock and we have warrants that can be exercised for 22,603,385 shares of our common stock. The holder of the Series A Preferred Stock, and holders of our warrants may convert, exercise or exchange their securities into shares of common stock which sales thereof could adversely affect the market price of shares of our common stock, and dilute stockholders ownership of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Securities Purchase Agreement with 3i, LP, a Delaware limited partnership (the “Investor”), we issued 20,000 shares of our Series A Preferred Stock and a warrant to purchase 2,018,958 shares of common stock at an initial exercise price of $9.9061 (the “PIPE Warrant”) to the Investor for an aggregate purchase price of $20 million. On April 20, 2023, we entered into a certain Modification and Exchange with the Investor pursuant to which we agreed to, among other things, subject to the Offering Closing, (i) amend the Certificate of Designations for the Series A Convertible Preferred Stock (the “Amended COD”), which among other things, eliminates the Series A Preferred Stock redemption right and dividend (except for certain exceptions as specified in the Amended COD), and provides for the conversion of Series A Preferred Stock into Common Stock at a conversion price of $0.75 which is equal to the price for a share of Common Stock sold in the Offering, (ii) exchange 50,000 shares of Series C Preferred Stock (the “Series C Shares”) beneficially owned by 3i for 4,027 shares of Series A Preferred Stock (the “Exchange Shares”), (iii) the PIPE Warrant for a new warrant (the “Exchange Warrant”), which reflects an exercise price of $0.75 and represents a right to acquire 12,603,385 shares of Common Stock. On April 21, 2023, the closing of the transactions contemplated by the Exchange Agreement occurred and the Exchange Warrant and the Exchange Shares were issued to 3i, and the Original Warrant and the Series C Shares were cancelled.

On February 28, 2023, we entered into a Securities Purchase Agreement with the Investor for the purchase and sale of 50,000 shares of Series C Preferred Stock, at a purchase price of $24.00 per share, for a subscription receivable in the aggregate amount equal to the total purchase price of $1.2 million.

Pursuant to a series of exercise of conversion of Series A Preferred Stock by the Investor, during the three months ended March 31, 2023, we issued 721,462 shares of Common Stock to the Investor upon the conversion of 3,838 shares of Series A Preferred Stock (the “Conversion Shares”). No proceeds were received by the Company upon such conversions.

The offers, sales, and issuances of the Conversion Shares, the Series C Shares, Series A Preferred Stock and PIPE Warrant to the Investor described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of this Report.

Exhibit No.	Description
3.1(b)	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Redeemable Preferred Stock
3.2(b)	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Redeemable Preferred Stock
3.3(d)	Second Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.
3.4(e)	Third Certificate of Amendment of Certificate of Incorporation of Allarity Therapeutics, Inc.
3.5(h)	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock of Allarity Therapeutics, Inc.
4.1(h)	Form of Pre-Funded Warrant
4.2(h)	Form of Common Warrant
10.1#(a)	Employment Agreement with James G. Cullem dated January 12 ,2023
10.2#(a)	Employment Agreement with Joan Brown dated January 12, 2023
10.3(c)	Letter Agreement with 3i, LP dated January 23, 2023
10.4+(b)	Form of Securities Purchase Agreement – Series C Preferred Stock
10.5(b)	Form of Registration Rights Agreement
10.6(b)	Limited Waiver Agreement
10.7+(h)	Securities Purchase Agreement
10.8(f)	Form of Lock-Up
10.9(g)	First Amendment to Secured Note Purchase Agreement
10.10(g)	First Amendment to Security Agreement
10.11(g)	Form of Secured Promissory Note (2023)
10.12(h)	Secured Promissory Note
10.13(h)	Modification and Exchange Agreement
10.14(h)	Cancellation of Debt Agreement
10.15(h)	First Amendment to Registration Rights Agreement
10.16(h)	Limited Waiver Agreement
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)	Incorporated by reference from Form 8-K filed with the SEC on January 19, 2023.
(b)	Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023
(c)	Incorporated by reference from Form 10-K filed with the SEC on March 13, 2023.
(d)	Incorporated by reference from Form 8-K filed with the SEC on March 20, 2023.
(e)	Incorporated by reference from Form 8-K filed with the SEC on March 24, 2023.
(f)	Incorporated by reference from Form S-1 filed with the SEC on March 28, 2023.
(g)	Incorporated by reference from Form 8-K filed with the SEC on April 12, 2023.
(h)	Incorporated by reference from Form 8-K filed with the SEC on April 25, 2023.

+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLARITY THERAPEUTICS, INC., A Delaware Corporation

Date: May 11, 2023	By:	/s/ James Cullem
		Name:	James Cullem
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Joan Brown
		Name:	Joan Brown
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)