Form 10-Q
period 2023-06-30
Allarity Therapeutics, Inc.
filed 2023-08-14
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 10, 2023, the registrant had 2,728,823 shares of common stock outstanding.

Table of Contents

		Page
	Forward Looking Statements	ii

PART I – FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as at June 30, 2023 (Unaudited) and December 31, 2022	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2023 and 2022 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2023 (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II – OTHER INFORMATION		46

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	52

	Signatures	53

i

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Report”) to the “Company,” “Allarity,” “we,” “us,” “our” and similar terms refer to Allarity Therapeutics, Inc., Allarity Therapeutics A/S (as predecessor) and its respective consolidated subsidiaries. On June 28, 2023, the Company effected a 1-for-40 reverse stock split of the shares of common stock of the Company and on March 24, 2023 we effected a 1-for-35 reverse stock split (collectively, the “Reverse Stock Splits”) a All historical share and per share amounts reflected throughout this Quarterly Report have been adjusted to reflect the Reverse Stock Splits.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except for share and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$420	$2,029
Other current assets	1,495	1,559
Prepaid expenses	220	591
Tax credit receivable	1,551	789
Total current assets	3,686	4,968
Non-current assets:
Property, plant and equipment, net	26	21
Operating lease right of use assets	—	6
Intangible assets	9,714	9,549
Total assets	$13,426	$14,544
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$8,089	$6,251
Accrued liabilities	1,921	1,904
Income taxes payable	36	41
Operating lease liabilities, current	—	8
Warrant liability	1,129	—
Derivative warrant liability	1,143	374
Promissory note	350	—
Convertible debt and accrued interest, net of debt discount	—	2,644
Total current liabilities	12,668	11,222
Non-current liabilities:
Convertible promissory note and accrued interest, net of debt discount	1,138	1,083
Deferred tax	343	349
Total liabilities	14,149	12,654
Commitments and contingencies (Note 16)
Redeemable preferred stock (500,000 shares authorized)
Series A Preferred Stock $0.0001 par value (20,000 shares designated) shares issued and outstanding at June 30, 2023 and December 31, 2022 were 6,047 and 13,586, respectively (liquidation preference at June 30, 2023of $75	—	2,001
Series B Preferred Stock $0.0001 par value (200,000 shares designated); shares issued at June 30, 2023 and December 31, 2022 were 0 and 190,786, respectively (liquidation preference of $0 at June 30, 2023)	—	2
Series C Convertible Preferred stock $0.0001 par value (50,000 and 0 shares designated at June 30, 2023 and December 31, 2022, respectively); shares issued and outstanding at June 30, 2023 were Nil	—	—
Total redeemable preferred stock	—	2,003
Stockholders’ (deficit) equity
Series A Preferred stock $0.0001 par value (20,000 shares designated) shares issued and outstanding at June 30, 2023 and December 31, 2022 were 6,047 and 13,586 respectively (liquidation preference of $75 at June 30, 2023)	5,637	—
Common Stock, $0.0001 par value (750,000,000 and30,000,000 shares authorized, at June 30, 2023 and December 31, 2022, respectively); shares issued and outstanding at June 30, 2023 and December 31, 2022 were 503,600 and 454,225, respectively	—	—
Additional paid-in capital	82,588	83,158
Accumulated other comprehensive loss	(666)	(721)
Accumulated deficit	(88,282)	(82,550)
Total stockholders’ deficit	(723)	(113)
Total liabilities, preferred stock and stockholders’ (deficit) equity	$13,426	$14,544

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(U.S. dollars in thousands, except for share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,105	$1,696	$2,532	$2,985
Impairment of intangible assets	—	—	—	14,007
General and administrative	3,051	3,146	5,292	6,159
Total operating expenses	4,156	4,842	7,824	23,151
Loss from operations	(4,156)	(4,842)	(7,824)	(23,151)
Other income (expenses)
Income from sale of IP	—	—	—	1,780
Interest income	3	5	7	5
Interest expense	(142)	(33)	(234)	(72)
Loss on investment	—	(34)	—	(70)
Foreign exchange gains (losses)	(26)	(269)	69	(538)
Change in fair value adjustment of derivative and warrant liabilities	1,941	874	2,250	13,440
Penalty on Series A Preferred Stock liability	—	(800)	—	(800)
Net other income (loss)	1,776	(257)	2,092	13,745
Net loss for the period before tax expense	(2,380)	(5,099)	(5,732)	(9,406)
Income tax benefit (expense)	—	(4)	—	1,223
Net loss	(2,380)	(5,103)	(5,732)	(8,183)
Deemed dividend on Series C Preferred Stock	(119)	—	(123)	—
Deemed dividends on Series A Preferred Stock	(7,287)	—	(7,287)	(1,572)
Cash paid on converted Series A Preferred Stock	—	(1,377)	—	(1,511)
Net loss attributable to common stockholders	$(9,786)	$(6,480)	$(13,142)	$(11,266)

Basic and diluted net loss per common stock	$(26.28)	$(53.90)	$(66.82)	$(97.63)
Weighted-average number of common stock outstanding, basic and diluted	372,414	120,223	196,677	115,394
Other comprehensive loss, net of tax:
Net loss	$(2,380)	$(5,103)	$(5,732)	$(8,183)
Change in cumulative translation adjustment	(29)	(414)	55	(628)
Comprehensive loss attributable to common stockholders	$(2,409)	$(5,517)	$(5,677)	$(8,811)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

(U.S. dollars in thousands, except for share data)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Value, net	Number	Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	19,800	$632	5,783	$—	$85,244	$(600)	$(66,492)	$18,152
Conversion of preferred stock into common stock, net	(1,973)	(62)	533	—	381	—	—	381
Deemed dividend of 8% on preferred stock	—	1,572	—	—	(1,572)	—	—	(1,572)
Stock based compensation	—	—	—	—	1,065	—	—	1,065
Currency translation adjustment	—	—	—	—	—	(214)	—	(214)
Loss for the period	—	—	—	—	—	—	(3,080)	(3,080)
Balance, March 31, 2022	17,827	2,142	6,316	—	85,118	(814)	(69,572)	14,732
Conversion of preferred stock into common stock	(809)	(26)	315	—	26	—	—	26
Floor price liability	—	—	—	—	(1,377)	—	—	(1,377)
Reclassification of derivative liabilities related to converted preferred stock	—	—	—	—	161	—	—	161
Stock based compensation, net	—	—	—	—	(59)	—	—	(59)
Currency translation adjustment	—	—	—	—	—	(414)	—	(414)
Net loss	—	—	—	—	—	—	(5,103)	(5,103)
Balance, June 30, 2022	17,018	$2,116	6,631	$—	$83,869	$(1,228)	$(74,675)	$7,966

See accompanying notes to condensed consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Value	Number	Value	Number	Value	Number	Value	Number	Value	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2022	13,586	$2,001	190,786	$2	—	$—	—	—	11,356	$—	$83,158	$(721)	$(82,550)	$(113)
Issuance of Series C Convertible Preferred Stock, net	—	—	—	—	50,000	1,160	—	—	—	—	—	—	—	—
Deemed dividend of 5% and accretion of Series C Convertible Preferred Stock to redemption value	—	—	—	—	—	167	—	—	—	—	(167)	—	—	(167)
Round up of common shares issued as a result of 1-for-35 reverse stock split	—	—	—	—	—	—	—	—	318	—	—	—	—	—
Conversion of Series A Preferred Stock into common stock, net	(3,838)	(565)	—	—	—	—	—	—	18,036	—	565	—	—	565
Redemption of Series B Preferred Stock	—	—	(190,786)	(2)	—	—	—	—	—	—	2	—	—	2
Stock based compensation (recoveries)	—	—	—	—	—	—	—	—	—	—	(121)	—	—	(121)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	84	—	84
Loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(3,352)	(3,352)
Balance, March 31, 2023	9,748	$1,436	—	$—	50,000	$1,327	—	$—	29,710	$—	$83,437	$(637)	$(85,902)	$(3,102)

See accompanying notes to condensed consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Value	Number	Value	Number	Value	Number	Value	Number	Value	Capital	Loss	Deficit	(Deficit)
Issuance of common stock, net, April 2023 Financing	—	—	—	—	—	—	—	—	250,000	—	6,815	—	—	6,815
Round up of common shares issued as a result of 1-for-40 reverse stock split	—	—	—	—	—	—	—	—	33	—	—	—	—	—
Fair value of April Warrants allocated to liabilities, net of financing costs	—	—	—	—	—	—	—	—	—	—	(3,772)	—	—	(3,772)
Conversion of Series A Preferred Stock into common stock	(5,509)	(812)	—	—	—	—	(2,705)	(2,522)	223,857	—	3,334	—	—	812
Deemed dividends on Series C Preferred Stock	—	—	—	—	—	119	—	—	—	—	(119)	—	—	(119)
Elimination of Series A redemption rights	(4,239)	(624)	—	—			4,239	3,952	—	—	(3,328)	—	—	624
Issuance of Series A Preferred Stock as repayment of debt	—	—	—	—	—	—	486	453	—	—	—	—	—	453
Redemption of Series A Preferred Stock for cancellation of debt	—	—	—	—	—	—	(1,550)	(1,445)	—	—	(207)	—	—	(1,652)
Exchange of Series C Preferred stock for Series A Preferred stock	—	—	—	—	(50,000)	(1,446)	5,577	5,199	—	—	(3,752)	—	—	1,447
Stock based compensation	—	—	—	—	—	—	—	—	—	—	180	—	—	180
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(29)	—	(29)
Loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(2,380)	(2,380)
Balance, June 30, 2023	—	$—	—	$—	—	$—	6,047	$5,637	503,600	$—	$82,588	$(666)	$(88,282)	$(723)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in thousands)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(5,732)	$(8,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the sale of IP	—	(1,780)
Penalty on Series A Preferred stock liability	—	800
Depreciation and amortization	19	47
Intangible asset impairment	—	14,007
Stock-based compensation	59	1,006
Unrealized foreign exchange (gain) loss	(59)	538
Non-cash financing cost	376	—
Non-cash interest	200	52
Loss on investment	—	70
Change in fair value adjustment of warrant and derivative liabilities	(2,250)	(13,440)
Deferred income taxes	—	(1,223)
Changes in operating assets and liabilities:
Other current assets	(26)	355
Tax credit receivable	(762)	(593)
Prepaid expenses	371	(887)
Accounts payable	1,838	5,175
Accrued liabilities	282	(5,820)
Income taxes payable	(5)	(34)
Operating lease liability	(8)	(53)
Net cash used in operating activities	(5,697)	(9,963)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of IP	—	809
Net cash provided by investing activities	—	809
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Series C Convertible Preferred Stock issuance, net of costs	1,160	—
Redemption of Series B Preferred Stock	(2)	—
Proceeds from 3i promissory notes	1,050	—
Net proceeds from common stock and pre-funded warrant issuance	6,815	—
Repayment of 3i debt and promissory notes	(3,348)	—
Redemption of Series A Preferred Stock	(1,652)	—
Cash paid in connection with conversion of Series A Preferred Stock	—	(1,511)
Penalty on Series A Preferred Stock liability	—	(800)
Net cash provided by (used in) financing activities	4,023	(2,311)
Net decrease in cash	(1,674)	(11,465)
Effect of exchange rate changes on cash	65	(413)
Cash, beginning of period	2,029	19,555
Cash, end of period	$420	$7,677
Supplemental information
Cash paid for income taxes	6	1
Cash paid for interest	79	20
Supplemental disclosure of non-cash investing and financing activities:
Offset of payable against receivable from sale of IP	—	971
Conversion of Series A Redeemable Preferred Stock to equity	3,334	701
Issuance of 5,577 Series A Preferred Stock in Exchange for Series C Preferred Stock	5,199	—
Issuance of Series A Preferred Stock to extinguish $350 3i Promissory Note	453	—
Deemed dividend on elimination of Series A redemption rights	3,328	—
Deemed dividend on exchange of Series C Preferred stock for Series A Preferred stock	3,752	—
Deemed dividend on redemption of Series A Preferred Stock	207	—
Deemed dividends on Series A Preferred Stock	—	1,572
Deemed dividend on Series C Convertible Preferred Stock, and accretion of Series C Preferred shares to redemption value	123	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2023 and June 30, 2022

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

On June 28, 2023, and on March 24, 2023 the Company effected a 1-for-40 reverse stock split and a 1-for-35 reverse stock split respectively of the shares of common stock of the Company (collectively, the “Reverse Stock Splits”). All historical share and per share amounts reflected throughout the financial statements (as defined below in 1(b) and these notes to the financial statements have been adjusted to reflect both of the Reverse Stock Splits. See Note 10(a).

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

Pursuant to the requirements of Accounting Standard Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date of these financial statements, and (1) is probable that the plan will be effectively implemented within one year after the date the financial statements are issued, and (2) it is probable that the plan, when implemented, will mitigate the relevant condition or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financials are issued. Certain elements of the Company’s operating plan to alleviate the conditions that raise substantial doubt are outside of the Company’s control and cannot be included in the management’s evaluation under the requirements of ASC 205-40.

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

The Company has incurred significant losses and has an accumulated deficit of $88.3 million as of June 30, 2023. As of June 30, 2023, our cash of $420 is insufficient to fund our current operating plan and planned capital expenditures for the next 12 months. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.

Management’s plans to mitigate the conditions or events that raise substantial doubt include additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources.

On July 10, 2023, the Company completed a public offering of its common stock and pre-funded warrant along with the common stock purchase warrant, for aggregate gross proceeds of approximately $11 million, before deducting placement agents’ fees and offering expenses payable, of which approximately $5.3 million was used from the proceeds to satisfy the indebtedness due to 3i, LP in connection with certain secured promissory notes issued to 3i, LP, which resulted in net proceeds of approximately $4.7 million. See Note 18(a). Considering the Company’s cash position as of August 8, 2023, of approximately $1.6 million, the Company does not have sufficient funds for its current operations and planned capital expenditures. As discussed above the Company intends to seek capital through the sale of its securities or other sources. There are no assurances, however, that the Company will be successful in raising additional working capital, or if it is able to raise additional working capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter other such arrangements if and when needed would have a negative impact on its business, results of operations and financial condition and its ability to develop its product candidates.

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

The accompanying financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated balance sheet, results of operations and comprehensive loss, statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the current year ending December 31, 2023. The financial data presented herein do not include all disclosures required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022, thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2023.

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

(d) Cash

Cash consists primarily of highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had no cash equivalents or restricted cash on June 30, 2023, and December 31, 2022.

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

(f) Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss. During the three months ended June 30, 2023, and 2022, the Company recorded accumulated foreign currency translation losses of ($29) and ($414) respectively. During the six months ended June 30, 2023 and 2022, the Company recorded accumulated foreign currency translation gains / (losses) of $55 and ($628) respectively.

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

(h) Reclassification

During the three and six months ended June 30, 2023, we have reclassified financing costs of $378 and $387 respectively from other income and expenses to general and administrative expenses with no net impact upon our operating results or cash flows for either the current or prior periods.

(i) Recently Issued Accounting Pronouncements

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

3. Other Current Assets

The Company’s other current assets are comprised of the following:

	June 30, 2023	December 31, 2022
Deposits	$57	$51
Salary deposit	82	85
Value added tax (“VAT”) receivable	52	82
Deferred manufacturing costs	718	—
Deferred consulting costs	—	81
Deferred Directors & Officers insurance expense	586	1,260
	$1,495	$1,559

4. Intangible assets

During the six-month period ended June 30, 2023, because of continuing downward pressure on the Company’s common stock, we performed an impairment assessment with a WACC of 26% and determined that no further impairment of our intangible assets is required as of June 30, 2023.

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

The Company’s IPR&D assets have been classified as indefinite-lived intangible assets. Our individual material development project in progress, Stenoparib, is recorded at $9,714 and $9,549 on June 30, 2023, and December 31, 2022, respectively.

5. Accrued liabilities

The Company’s accrued liabilities are comprised of the following:

	June 30, 2023	December 31, 2022
Development cost liabilities (Notes 16(a) and (b))	$1,256	$964
Accrued consulting fees	300	—
Payroll accruals	177	221
Accrued Board member fees	43	91
Accrued audit and legal	100	239
Other	45	389
	$1,921	$1,904

6. Convertible promissory note and accrued interest, net

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

During the six-month periods ended June 30, 2023, and 2022, the Company recorded $55 and $52, respectively to interest expense and increased the convertible promissory note liability by the same amount. The roll forward of the Promissory Note as of June 30, 2023, and December 31, 2022, is as follows:

	June 30, 2023	December 31, 2022
Convertible promissory note	$1,000	$1,000
Less debt discount, opening	(162)	(215)
Plus, accretion of debt discount, interest expense	25	53
Convertible promissory note, net of discount	863	838
Interest accretion, opening	245	194
Interest accrual, expense	30	51
Convertible promissory note – net, ending balance	$1,138	$1,083

7. Convertible debt

3i, LP Convertible Secured Promissory Notes

On November 22, 2022, the Company entered into a Secured Note Purchase Agreement (“Purchase Agreement”) with 3i, LP (“Holder”, or “3i”), whereby the Company authorized the sale and issuance of three Secured Promissory Notes (each a “Note” and collectively, the “Notes”). Effective November 28, 2022, the Company issued: (1) a Note in the principal amount of $1,667 as payment of $1,667 due to 3i, LP in Alternative Conversion Floor Amounts that began to accrue on July 14, 2022; (2) a Note in the principal amount of $350 in exchange for cash; and (3)effective December 30, 2022, the Company issued an additional Note in the principal amount of $650 in exchange for cash.

Each Note matures on January 1, 2024, carries an interest rate of 5% per annum, and is secured by all of the Company’s assets pursuant to a security agreement (the “Security Agreement”). In addition, the Holder may exchange the Notes for the Company’s common stock at an exchange price equal to the lowest price per share of the equity security sold to other purchasers, rounded down to the nearest whole share, if the Company concludes a future equity financing prior to the maturity date or other repayment of such promissory note. Lastly, each Note and interest earned thereon may be redeemed by the Company at its option at any time or the holder may demand redemption if (a) the Company obtains gross proceeds of at least $5 million in a financing in an amount of up to 35% of the gross proceeds of the financing or (b) there is an Event of Default (as defined in the Note).

Discounts to the principal amounts are included in the carrying value of the Notes and amortized to interest expense over the contractual term of the underlying debt. During 2022, the Company recorded a $34 debt discount upon issuance of the Notes related to legal fees paid that were capitalized as debt issuance costs. For the three month period ended June 30, 2023, interest expense totaled $43, comprised of $33 for contractual interest and $10 for the amortization of the debt discount.

On April 19, 2023, 3i, provided the Company with a loan for $350, which was evidenced by a Secured Promissory Note dated April 19, 2023 (the “April Note”), which required a mandatory conversion of the principal into 486 shares of Series A Preferred Stock (the “Note Conversion Shares”) subject to and upon the closing of public offering of 71,734 shares of Common Stock and 71,734 common stock purchase warrants, each exercisable for one share of Common Stock, at a combined public offering price of $30.00, and 178,267 pre-funded warrants, each exercisable for one share of Common Stock, and 178,267 common stock purchase warrants, each exercisable for one share of common stock only (the common stock purchase warrants sold in the public offing hereinafter referred to as the “April 2023 Common Warrants”) at a combined public offering price of $30.00 less the $0.001 for the pre-funded warrants, for aggregate gross proceeds of approximately $7.5 million, before deducting placement agents fees and offering expenses payable by the Company (the “April Offering”) which occurred on April 21, 2023 (“April Offering Closing”). Upon the April Offering Closing, the Note Conversion Shares were issued to 3i and the April Note was cancelled.

On April 20, 2023, the Company entered into a Cancellation of Debt Agreement with 3i, which became effective as of the April Offering Closing. Upon the closing, pursuant to the terms of the Cancellation of Debt Agreement, all of the Company’s outstanding indebtedness under the Notes (as defined therein) and the Alternative Conversion Amount (as defined therein) due by the Company to 3i were paid in full. Accordingly, any and all obligations in connection therewith were extinguished without any additional further action on the part of 3i upon payment of $3,348 in cash from a portion of the proceeds from the April Offering.

On June 29, 2023, the Company entered into a Secured Note Purchase Agreement with 3i, (the “June 2023 Purchase Agreement”), pursuant to which, on June 30, 2023, 3i purchased a secured promissory note for a principal amount of $350 (the “3i June Promissory Note”). Such note matures on July 31, 2023, and carries an interest rate of 5% per annum, and is secured by all of the Company’s assets pursuant to that certain security agreement dated June 29, 2023 (the “Security Agreement”). Under the 3i June Promissory Note, the outstanding obligations thereunder, including accrued interest will be paid in full from the gross proceeds of our July Offering (as defined in Note 18(a)); provided, however, that if the gross proceeds from the July Offering are insufficient to settle the payment of the outstanding principal balance of the 3i June Promissory Note, together with all accrued interest thereon, in full, then the Company will instead be obligated to convert all of the unpaid principal balance of the note, together with all accrued interest thereon, into 486 shares of Series A Preferred Stock (the “Repayment Shares”). In connection with the Repayment Shares, the June 2023 Purchase Agreement provides that if the closing sale price of the shares of Common Stock of the trading day immediately prior to the execution of the June 2023 Purchase Agreement (the “Current Closing Price”) is lower than the initial conversion price of $30.00 as set forth in the Series A Certificate of Designation (“COD”), then the conversion price of Series A Preferred Stock will be reduced to the Current Closing Price, pursuant to the voluntary adjustment provision of Section 8 of the Series A COD (“Downward Adjustment to Conversion Price”) and the Company agreed to file a second certificate of amendment to the Series A COD with the Delaware Secretary of State to amend the Series A COD to reflect the Downward Adjustment to Conversion Price (“Second Certificate of Amendment”). Based on the closing price of the shares of Common Stock on June 28, 2023, the Downward Adjustment to Conversion Price is equal to $8.00 per share. As contemplated by the June 2023 Purchase Agreement, the Company filed the Second Certificate of Amendment with the Delaware Secretary of State on June 30, 2023. From the proceeds of the July Offering, on July 10, 2023, the Company redeemed the 3i June Promissory Note for $351 in cash.

 The roll forward of the Notes as of June 30, 2023, and December 31, 2022, is as follows:

	June 30, 2023	December 31, 2022
Secured promissory notes	$2,667	$2,667
Less debt discount, opening	(32)	(35)
Plus, accretion of debt discount, interest expense	9	2
Carrying value of the Notes	2,644	2,634
Interest accretion, opening	10	—
Interest accrual, expense	33	10
	$2,687	$2,644
Less: repayment	(2,687)	—
Plus: June 2023 Promissory Note proceeds	350	—
Secured promissory note, ending balance	$350	$2,644

8. Preferred Stock

A.	Series A Preferred Stock and Common Stock Purchase Warrants

(a) Amendments to Series A Preferred Stock

i.	Voting Rights and Amendments to Series A Certificate of Designation

On November 22, 2022, the Company amended Section 12 of the Certificate of Designation of Series A Convertible Preferred Stock (“Series A Preferred Stock”) to provide for voting rights. Subject to a 9.99% beneficial ownership limitation, the holders of Series A Preferred Stock shall have the right to vote on all matters presented to the stockholders for approval together with the shares of common stock, voting together as a single class, on an “as converted” basis using the “Conversion Price” (initially $9.906 per share before any adjustment) (rounded down to the nearest whole number and using the record date for determining the stockholders of the Company eligible to vote on such matters), except as required by law (including without limitation, the DGCL) or as otherwise expressly provided in the Company’s Certificate of Incorporation or the Certificate of Designations of Series A Convertible Preferred Stock. The voting rights described above expired on February 28, 2023, and thereafter holders of preferred stock shall not have voting rights except as required by law.

On April 21, 2023, in connection with the transactions contemplated under the Exchange Agreement, the Company filed an Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock of the Company (the “Amended and Restated Series A COD”) with the Delaware Secretary of State. The Amended and Restated Series A COD eliminates the Series A Preferred Stock redemption right and dividend (except for certain exceptions as specified therein), and provides for the conversion of Series A Preferred Stock into Common Stock at a conversion price equal to the price for a share of Common Stock sold in the April Offering, $30.00 per share, and based on a stated value of $1,080 per share. As a result of the Amended and Restated Series A COD, the Company determined that the Series A Preferred Stock met the definition of equity and reclassified it from mezzanine equity.

On May 30, 2023, the Company filed an amendment to the Amended and Restated Certificate of Designations for the Series A Preferred Stock with the Delaware Secretary of State (the “Amended COD”) to amend the voting rights of the Series A Preferred Stock which among other things provided additional voting rights to the Series A Preferred Stock.

Under the Amended COD, holders of the Series A Preferred Stock have the following voting rights: (1) holders of the Series A Preferred Stock have a right to vote on all matters presented at the Special Meeting together with the Common Stock as a single class on an “as converted” basis using the conversion price of $30.00 and based on stated value of $1,080 subject to a beneficial ownership limitation of 9.99%, and (2), in addition, holders of Series A Preferred Stock have granted the Board the right to vote, solely for the purpose of satisfying quorum and casting the votes necessary to adopt a reverse stock split of the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split Proposal”) and to adjourn any meeting of stockholders called for the purpose of voting on reverse stock split (the “Adjournment Proposal”) under Delaware law, that will “mirror” the votes cast by the holders of shares of Common Stock and Series A Preferred Stock, voting together as a single class, with respect to the Reverse Stock Split Proposal and the Adjournment Proposal. The number of votes per each share of Series A Preferred Stock that may be voted by the Board shall be equal to the quotient of (x) the sum of (1) the original aggregated stated value of the Series A Preferred Stock when originally issued on December 20, 2021 (calculated based on the original stated value of $1,000 of the Series A Preferred Stock multiplied by 20,000 shares of Series A Preferred Stock) and (2) $1,200,000, which represents the purchase price of the Series C Preferred Stock when originally issued; divided by (y) the conversion price of $30.00. If the Board decides to cast the vote, it must vote all votes created by the Amended COD in the same manner and proportion as votes cast by the holders of Common Stock and Series A Preferred Stock, voting as single class. The Series A Preferred Stock voting rights granted to the holders thereof relating to the Reverse Stock Split Proposal and the Adjournment Proposal 2 expired automatically on July 31, 2023.

In addition, among other things, the Reverse Stock Split Proposal, the effectuation of the June Reverse Stock Split, and the amendment to the Company’s Certificate of Incorporation, are subject to the consent by the holders of a majority of the then outstanding shares of Series A Preferred Stock. Such consent was received on June 27, 2023.

The Series A Preferred Stock has a liquidation preference equal to an amount per Series A Preferred Stock equal to the sum of (i) the Black Scholes Value (as defined in the Warrants, which was sold concurrent with the Series A Preferred Stock) with respect to the outstanding portion of all Warrants held by such holder (without regard to any limitations on the exercise thereof) as of the date of such event and (ii) the greater of (A) 125% of the Conversion Amount of such Series A Preferred Stock on the date of such payment and (B) the amount per share such holder would receive if such holder converted such Series A Preferred Stock into Common Stock immediately prior to the date of such payment, and will be entitled to convert into shares of Common Stock at an initial fixed conversion price of $30.00 per share, subject to a beneficial ownership limitation of 9.99%.

If certain defined “triggering events” defined in the Series A COD, as amended and restated and further amended, occur, or our failure to convert the Series A Preferred Stock into Common Stock when a conversion right is exercised, failure to issue our Common Stock when the Exchange Warrant is exercised, failure to declare and pay to any holder any dividend on any dividend date, then we may be required to pay a dividend on the stated value on the Series A Preferred Stock in the amount of 18% per annum, but paid quarterly in cash, so long as the triggering event is continuing.

On June 6, 2023, 3i and Company entered into the 3i Waiver Agreement pursuant to which 3i agreed to waive certain rights granted under a Series A Preferred Stock securities purchase agreement dated December 20, 2021, the Exchange Agreement and the securities purchase agreement related to the April Offering in exchange for (i) amending the conversion price of the Series A Preferred Stock to equal the public offering price of the shares of Common Stock in the July Offering if the public offering price of the shares of Common Stock in the July Offering is lower than the then-current conversion price of the Series A Preferred Stock; (ii) participating in the July Offering, at its option, under the same terms and conditions as other investors, of which proceeds from 3i, LP’s participation were agreed to be used to redeem a portion of the shares of Series A Preferred Stock 3i, received from the Exchange Agreement; and (iii) (1) the repricing of the exercise price of the April 2023 Common Warrants to the exercise price of the common warrants offered in July Offering if the exercise price of the common warrant is lower than the then-current April 2023 Common Warrant exercise price; and (2) extending the termination date of the April 2023 Common Warrants to the date of termination of the common warrants offered in the July Offering.

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

On April 20, 2023, the Company entered into a certain Modification and Exchange Agreement (the “Exchange Agreement”) with 3i pursuant to which the parties agreed to, among other things, subject to the April Offering Closing, (i) amend the Certificate of Designations for the Series A Convertible Preferred Stock (the “Amended COD”), which among other things, eliminates the Series A Preferred Stock redemption right and dividend (except for certain exceptions as specified in the Amended COD), and provides for the conversion of Series A Preferred Stock into Common Stock at a conversion price of $0.75 which is equal to the price for a share of Common Stock sold in the April Offering, (ii) exchange 50,000 shares of Series C Preferred Stock (the “Series C Shares”) beneficially owned by 3i for 5,577 shares of Series A Preferred Stock (the “Exchange Shares”), (iii) exchange a warrant to purchase common stock issued on December 20, 2021 to 3i (the “Original Warrant”) for a new warrant (the “Exchange Warrant”), which reflects an exercise price of $30.00 (the “New Exercise Price”) and represents a right to acquire 315,085 shares of Common Stock (the “New Warrant Shares”). In addition to the satisfaction or waiver of customary and additional closing conditions set forth in the Exchange Agreement, the transactions contemplated by the Exchange Agreement were subject to (a) the occurrence of the closing of the Offering and (b) the filing of the Amended COD with the Delaware Secretary of State. On April 21, 2023, the closing of the transactions contemplated by the Exchange Agreement occurred and the Exchange Warrant and the Exchange Shares were issued to 3i, and the Original Warrant and the Series C Shares were cancelled. In addition, on April 21, 2023, the Amended COD was filed with the Delaware Secretary of State. (See Note 17(c).)

In addition, the Company entered into a Cancellation of Debt Agreement dated April 20, 2023 as described in Note 7. In addition, pursuant to such agreement, 1,550 shares of Series A Preferred Stock (the “Redemption Shares”) beneficially owned by 3i were redeemed in full for a purchase price of $1,652, which redemption price was paid in cash from the portion of the proceeds from the April Offering. The Company also entered into the First Amendment to the Registration Rights Agreement dated May 20, 2023 (the “RRA”), which became effective upon the April Offering Closing, to amend certain defined terms under the RRA to include the Exchange Shares, the New Warrant Shares and the Note Conversion Shares.

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

As a result of the Company’s delay in filing its periodic reports with the SEC in 2022, a “triggering event” under Section 5(a)(ii) of the Original Series A COD, occurred on or about April 29, 2022, and because of the delay the Company was obligated to pay (i) registration delay payments under the RRA, (ii) additional amounts under the Original Series A COD, and (iii) legal fees incurred in the preparation of the Forbearance Agreement and Waiver to 3i in an aggregate amount of $539 which was paid pursuant to that certain Forbearance Agreement and Waiver with 3i.

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

(c) 3i Warrants

Effective April 21, 2023, pursuant to the terms of a Exchange Agreement, the PIPE Warrant was exchanged for an Exchange Warrant representing a right to acquire 315,085 shares of Common Stock, exercisable at $30.00 per share. The number of shares exercisable under the Exchange Warrant and the exercise price was subsequently adjusted in July 2023. See Note 17(c).

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

 Through December 9, 2022, the derivative scope exception under ASC 815 was not met because a settlement contingency was not indexed to the Company’s stock. Therefore, the redemption feature (derivative liability) was bifurcated from the Series A Preferred Stock and recorded as a derivative liability. The fair value of the Series A Preferred Stock Redemption Feature (the “Redemption Feature”) derivative is the difference between the fair value of the Series A Preferred Stock with the Redemption Feature and the Series A Preferred Stock without the Redemption Feature. The Series A Preferred Stock Redemption Feature has been valued with a Monte Carlo Simulation model, using the inputs as described in Note 9(b).

Subsequent to December 9, 2022, because of the agreed conversion price adjustment (see Note 8.A(a)ii.), although bifurcation of the conversion feature is still required, the value of the derivative has been determined to be immaterial since the conversion price will always be at market. Additionally, because the Series A redemption terms were amended to be entirely within the Company’s control, they have now been classified as permanent equity. Management has fair valued the Series A Preferred Stock prior to and after its modification and because the change in fair value was greater than 10%, has made a policy election to treat the amendment as an extinguishment. Accordingly, the difference in fair value has been recorded as a deemed dividend and reduction in additional paid in capital.

As of April 21, 2023, the Company used the Black-Scholes option pricing model to determine the fair value of the 4,239 Series A Preferred shares outstanding at $3,952 versus their carrying value of $624. Accordingly, the Company has recorded a deemed dividend of $3,328 as at April 21, 2023.

The Company used the Black-Scholes option pricing model to determine the fair values using the following inputs:

	Original Series A Preferred Shares	Debt Settled for Series A Preferred Shares	Series C Preferred Shares Exchanged for Series A Preferred Shares
Number of shares valued	4,239	5,577	486
Stock Price at April 21, 2023 post 40 to 1 split	$20.40	$20.40	$20.40
Exercise price	$30.00	$30.00	$30.00
Risk fee rate	5.1%	5.1%	5.1%
Dividend	0%	0%	0%
Expected liquidity event	September 15, 2023	September 15, 2023	September 15, 2023
Volatility	156%	156%	156%

ii.	Modification to Conversion Price of Series A Preferred Stock

On January 23, 2023, we and 3i amended the letter agreement entered into on December 8, 2022, to provide that the modification of the term Series A Preferred Stock Conversion Price (“Series A Preferred Stock Conversion Price”) to mean the lower of: (i) the Closing Sale Price (as defined in the Certificate of Designations of Series A Preferred Stock (“Series A Certificate of Designations”)) on the trading date immediately preceding the Conversion Date (as defined in the Series A Certificate of Designations and (ii) the average Closing Sale Price of the common stock for the five trading days immediately preceding the Conversion Date, for the Trading Days (as defined in the Series A Certificate of Designations) will be in effect until terminated by us and 3i.

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

(f) Series A Preferred Stock Conversions

i.	Six month period ended June 30, 2023

During the six month period ended June 30, 2023, 3i exercised its option to convert 12,052 shares of Series A Preferred stock for 241,893   shares of common stock at the fair value of $3,899. As of June 30, 2023, we had 6,047 shares of Series A Preferred Stock issued and outstanding. See Note 17(b).

ii.	Six month period ended June 30, 2022

Between January 1, 2022, and June 30, 2022, a total of 2,782 Series A Preferred shares were converted into 855 shares of our common stock, thereby reducing outstanding Series A Preferred shares at June 30, 2022 to 17,018. The fair value of the derivative liability associated with the Series A Preferred Stock converted during the six month period ended June 30, 2022, as determined by Monte Carlo simulations, was $613. Because the latest four conversions in the six-month period ended June 30, 2022, were completed at less than the agreed floor price, we recorded a floor price liability of $1,511 and recognized a $1,511 reduction of additional paid in capital. The liability was paid in cash prior to June 30, 2022.

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

The accounting for the Series A Preferred Stock and Warrants is illustrated in the table below:

	Consolidated Balance Sheets				Consolidated Statement of Operations & Comprehensive Loss
	Warrant liability	Series A Convertible Preferred Stock – Mezzanine Equity	Series A Preferred Stock	Additional paid-in capital	Fair value adjustment to derivative and warrant liabilities

Balances at December 31, 2022	$374	$2,001	$—	$(3,756)	$—
Conversion of 3,838 Series A Preferred Stock, net	—	(565)	—	575	—
Fair value adjustment	(309)	—	—	—	309
Balances, March 31, 2023	65	1,436	—	(3,181)	309
Conversion of 8,214 Series A Preferred Stock	—	(812)	(2,522)	3,334	—
Elimination of redemption rights on Series A Preferred stock; deemed dividend of $3,328	—	(624)	3,952	(3,328)	—
Redemption of 1,550 Series A Preferred Stock	—	—	(1,445)	—	—
Issuance of 486 Series A Preferred stock as repayment of $350 debt; $103 charged to interest expense	—	—	453	—	—
Exchange of 50,000 Series C Preferred Stock for 5,577 Series A Preferred Stock; deemed dividend of $3,959	—	—	5,199	(3,959)	—
Fair value adjustment	1,078	—	—	—	(1,078)
Balances, June 30, 2023	$1,143	$—	$5,637	$(7,134)	$(769)

	Consolidated Balance Sheets					Consolidated Statement of Operations & Comprehensive Loss
	Warrant liability	Series A Preferred Derivative Liability	Series A Convertible Preferred Stock – Mezzanine Equity	Additional paid-in capital	Accrued Liabilities	Fair value adjustment to derivative and warrant liabilities

Balances at December 31, 2021	$11,273	$7,181	$632	$82	$—	$—
Conversion of 1,973 Series A Preferred Stock, net	—	(452)	(62)	381	134	—
8% Deemed dividend on Preferred Stock	—	—	1,572	(1,572)	—	—
Fair value adjustment at March 31, 2022	(9,008)	(3,558)	—	—	—	12,566
	2,265	3,171	2,142	(1,109)	134	12,566
Conversion of 809 shares of Series A Preferred Stock	—	(161)	(26)	187	—	—
Floor price adjustment on conversion of 809 shares of Series A Preferred Stock	—	—	—	(1,377)	1,377	—
Cash payment of accrued liabilities	—	—	—	—	(1,511)	—
Fair value adjustment	(746)	(128)	—	—	—	874
Balances, June 30, 2022	$1,519	$2,882	$2,116	(2,299)	—	13,440

B.	Series C Convertible Preferred Stock

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

The Company has evaluated the terms of the Series C Preferred Stock as required pursuant to ASC 570, 480, 815 and ASU 2020-06, and concluded the Series C Preferred Stock will be recorded at fair value of $1,200, net of share issuance costs of $40, and accreted dividends at 5% to redemption value of $1,446 on April 21, 2023, using the effective interest method. Effective April 21, 2023, all of the 50,000 shares of Series C Preferred stock were exchanged for 5,577 shares of Series A Preferred Stock at an agreed value of $1,652.

The Company has treated the exchange of Series C Preferred Stock for Series A Preferred Stock as an extinguishment as there has been a fundamental change in the nature of the instrument and has applied the derecognition accounting model in ASC 260-10-S99-2. Accordingly, the Company has recognized the difference between (1) the fair value of the consideration transferred to the holders of the preferred shares of $5,200, and (2) the carrying amount of the preferred shares (net of issuance costs), of $1,240 as a deemed dividend of $3,959 that is deducted from additional paid in capital and subtracted from net income to arrive at income available to common stockholders in the calculation of loss per common share.

The roll forward of the Series C Preferred Stock as of June 30, 2023, is as follows:

June 30, 2023
Series C Preferred Stock, cash received	$1,200
Less debt discount, opening	(40)
Plus, 5% dividend and accretion	286
1,446
Exchange of Series C Preferred stock for Series A Preferred stock	(1,446)
Series C Preferred Stock – net, ending balance	$—

9. Derivative Liabilities

(a) Continuity of 3i Warrant Liability and Series A Redemption Feature Derivative Liabilities

The 3i Warrant and Series A redemption feature derivative liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value in the six month period ended June 30, 2023, and the year ended December 31, 2022, is presented in the following table:

	3i Warrants	3i Fund Series A Redemption Feature
	Issued December 20, 2021
Balance as of January 1, 2022	$11,273	$7,181
Change in fair value	(10,899)	(6,227)
Amount transferred to Equity	—	(954)
Balance as of December 31, 2022	$374	$—
Fair value per 3i Warrant / Series A Preferred Stock issuable at period end	$6.48	$—
Balance as of January 1, 2023	$374	$—
Change in fair value in the six months ended June 30, 2023	769	—
Balance as of June 30, 2023	$1,143	$—
Fair value per 3i Warrant / Series A Preferred Stock issuable at period end	$3.63	$—

(b) 3i Warrants – Valuation Inputs

On June 30, 2023, and December 31, 2022, the Company utilized the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to estimate the fair value of the 3i Warrants to be approximately $1,143 and $374 respectively. The 3i Warrants were valued at June 30, 2023, and 2022, using the following inputs:

	June 30, 2023	December 31, 2022
Initial exercise price	$30.00	$9.91
Stock price on valuation date	$6.60	$0.29
Risk-free rate	5.02%	4.33%
Expected life of the Warrant to convert (years)	1.48	1.97
Rounded annual volatility	187%	131%
Timing of liquidity event	Q3 - 2023	March 15,2023
Expected probability of event	10%	100%

10. Stockholders’ Equity

(a) Amendments to Certificate of Incorporation and Reverse Stock Splits

On March 20, 2023, an amendment to Allarity Therapeutics, Inc.’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to increase the number of authorized shares from 30,500,000 to 750,500,000, and to increase the number of shares of common stock (the “Common Stock”) from 30,000,000 to 750,000,000 (the “Share Increase”) was approved by the stockholders of record entitled to vote in person or by proxy at the Special Meeting of Stockholders on March 20, 2023 (the “2023 Special Meeting”). Upon receipt of the required stockholder approval, on March 20, 2023, Allarity Therapeutics, Inc. (the “Company”), filed a Third Certificate of Amendment to the Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”) to effect the Share Increase. On March 23, 2023, the Company filed a Third Certificate of to the Certificate of Incorporation with the Delaware Secretary of State to effect a 1-for-35 share consolidation of our common stock on March 24, 2023 (“March Reverse Stock Split”). No fractional shares were issued in connection with the March Reverse Stock Split. If, as a result of the March Reverse Stock Split, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up to the next whole number. The March Reverse Stock Split resulted in a reduction of our outstanding shares of common stock from 34,294,582 to 979,846.

As a result of the filing of the Certificate of Amendment, the Company is authorized to issue 750,500,000 shares, consisting of (i) 750,000,000 shares of common stock, par value $0.0001 per share, and (ii) 500,000 shares of preferred stock, par value of $0.0001 per share.

On June 23, 2023, we held a Special Meeting of Stockholders (the “Special Meeting”) for our stockholders of record of our outstanding shares of Common Stock and Series A Preferred Stock. At the Special Meeting, the stockholders of Common Stock and Series A Preferred Stock approved an amendment to our Certificate of Incorporation, to, at the discretion of the board, effect a reverse stock split with respect to our issued and outstanding Common Stock at a ratio between 1-for-15 and 1-for-50 (the “June Reverse Stock Split Proposal”). Upon stockholder approval, the Board of Directors determined a ratio of 1-for-40 for the reverse stock split (the “June Reverse Stock Split”). On June 28, 2023, Company filed a Fourth Certificate of Amendment of the Certificate of Incorporation to effect the June Reverse Stock Split on June 28 2023 (the “June Share Consolidation”). No fractional shares were issued in connection with the June Share Consolidation. If, as a result of the June Share Consolidation, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up to the next whole number. The June Share Consolidation resulted in a reduction of our outstanding shares of Common Stock from 20,142,633 to approximately 503,566. The par value of our authorized stock remained unchanged at $0.0001.

As of the date of these financial statements all references to our common stock have been retrospectively adjusted to reflect both the March Share Consolidation and the June Share Consolidation (the “Share Consolidations”), unless otherwise noted.

(b) Redemption of Series B Preferred Stock

Upon conclusion of the 2023 Annual Meeting of Stockholders on February 3, 2023, all the 190,786 shares of Series B Preferred Stock outstanding were automatically redeemed, with the holders of the Series B Preferred Stock only having a right to receive the purchase price for the redemption, which was $0.01 per share of Series B Preferred Stock.

(c) Series C Preferred Stock

On February 24, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Redeemable Preferred Stock (the “Series C COD”) with the Delaware Secretary of State designating 50,000 shares of its authorized and unissued preferred stock as Series C Preferred Stock with a stated value of $27.00 per share. On February 28, 2023, the Company filed a Certificate of Amendment to the Series C COD (the “COD Amendment”) to clarify the terms of conversion price and floor price based on definitions provided in the Series C COD (the COD Amendment, together with the Series C COD, the “COD”). Each share of Series C Preferred Stock has 620 votes and is subject to certain redemption rights and voting limitations. See Note 17(c).)

Pursuant to the terms of a Modification and Exchange Agreement dated April 20, 2023, by and between 3i and the Company, effective April 21, 2023, 3i exchanged 50,000 shares of Series C Preferred Stock (the “Series C Shares”) beneficially owned by 3i for 5,577 shares of Series A Preferred Stock.

(d) Common Share, Pre-Funded Warrant and Common Share Purchase Warrant issuances

During the three months ended June 30, 2023, the Company issued:

i. 223,857 shares of common stock valued at $3,334 upon the conversion of 8,214 shares of Series A Preferred stock; and

ii. 71,734 shares of our Common Stock and 71,734 common stock purchase warrants, each exercisable for one share of Common Stock, at a combined public offering price of $30.00, and 178,267 pre-funded warrants, each exercisable for one share of Common Stock, and 178,267 common stock purchase warrants, each exercisable for one share of common stock only   (the common stock purchase warrants sold in the public offing hereinafter referred to as the “April 2023 Common Warrants”) at a combined public offering price of $30.00 less the $0.001 for the pre-funded warrants, for aggregate gross proceeds of approximately $7.5 million, before deducting placement agents fees and offering expenses payable by the Company, or the April Offering. The Common Stock, pre-funded warrant and April 2023 Common Warrants were sold pursuant to a securities purchase agreement with the purchaser signatory thereto or pursuant to the prospectus which was part of an effective registration statement on Form S-1 filed with the SEC. The Common Stock, pre-funded warrants and April 2023 Common Warrants are immediately separable and were issued separately in the offering. As of June 30, 2023, all pre-funded warrants from the April Offering have been exercised in exchange for 178,267 common shares.

(e) April 2023 Common Warrants

Subject to certain ownership limitations, the April 2023 Common Warrants are exercisable immediately from the date of issuance. The April 2023 Common Warrants have an exercise price of $34.00 per share and expire on the 5 year anniversary of the date of issuance, April 21, 2023, unless otherwise agreed upon by us and holder of the warrant. The exercise price of the April 2023 Common Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Company’s Common Stock. In the event of a fundamental transaction, as described in the April 2023 Common Warrants, each of the holders of the April 2023 Common Warrants will have the right to exercise its April 2023 Common Warrant and receive the same amount and kind of securities, cash or property as such holder would have been entitled to receive upon the occurrence of such fundamental transaction if such holder had been, immediately prior to such fundamental transaction, the holder of shares of the Company’s Common Stock issuable upon the exercise of its April 2023 Common Warrant. Additionally, in the event of a fundamental transaction within the Company’s control, as described in the April 2023 Common Warrants, each holder of the April 2023 Common Warrants will have the right to require the Company to repurchase the unexercised portion of its April 2023 Common Warrant at its fair value using a variant of the Black Scholes option pricing formula. In the event of a fundamental transaction that is not within the Company’s control, each holder of the April 2023 Common Warrants will have the right to require the Company or a successor entity to redeem the unexercised portion of its April 2023 Common Warrant for the same consideration paid to the holders of the Company’s Common Stock in the fundamental transaction at the unexercised April 2023 Common Warrant’s fair value using a variant of the Black Scholes option pricing formula.

Pursuant to a securities purchase agreement entered into with certain investors in the April Offering, we agreed that for a period of 90 days from the close of the April Offering, that we would not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible or exercisable into Common Stock or file a registration statement with the SEC to register our securities, subject to certain exceptions. The investors to the securities purchase agreement in the April Offering, excluding 3i, have agreed to waive that provision and permit the July offering of our Common Stock, pre-funded warrants and common warrants (“Offering Waiver”) in exchange for (i) the repricing of the exercise price of the April 2023 Common Warrant to the exercise price of the common warrant offered in the July Offering if the exercise price of the common warrant is lower than the then-current April 2023 Common Warrant exercise price; and (ii) extending the termination date of the April 2023 Common Warrant to the date of termination of the common warrants offered in the July Offering As a result of the July Offering, investors to the securities purchase agreement in the April Offering, excluding 3i, had the exercise price of their April 2023 Common Warrant reduced to $4.50 per share and the exercise period extended to on or around July 10, 2028. 3i and the Company entered into a separate limited waiver and amendment agreement, as discussed above.

Management considered the April 2023 Common Warrants, which do not represent outstanding shares, and determined that the April 2023 Common Warrants contain certain contingent redemption features, outside of the Company’s control and at the election of the Holder, which may require the Company to repurchase the April 2023 Common Warrants or Warrant Shares in exchange for cash (i.e., puttable) in an amount as defined in the Warrant Agreements. The Company concluded that the April 2023 Common Warrants represent liabilities under ASC 480. Accordingly, the April 2023 Common Warrants have been recorded at their fair of $4,148 using the Black-Scholes option pricing model and as a reduction of additional paid in capital. Additionally, the total $679 cost of financing has been proportionately allocated to the warrant liability and finance costs in the amounts of $376 and $302 respectively; and the Company has revalued the April 2023 Common Warrant liability at $1,129 on June 30, 2023 using the Black-Scholes option pricing model. Consequently, the net value of the April 2023 Common Warrant liability at June 30, 2023 is $1,129. Inputs used in the Black-Scholes valuation model are as follows:

	June 30, 2023	April 21, 2023
Initial exercise price	$34.00	$34.00
Stock price on valuation date	$6.60	$20.40
Risk-free rate	4.2%	3.70%
Term of Warrant (in years)	4.81	5.00
Rounded annual volatility	126%	126%

During the three months ended June 30, 2022, the Company issued 441,005 shares of common stock valued at $190 gross and ($1,187) net of the $1,377 floor price adjustment paid in cash upon the conversion of 809 shares of Series A Preferred Stock.

During the six months ended June 30, 2023, the Company issued 241,893 shares of common stock valued at $3,899 upon the conversion of 12,052 shares of Series A Preferred Stock; and 250,000 shares of Common Stock as a result of its April Public Offering of 71,734 common shares and the exercise of 178,267 pre-funded warrants, described above.

During the six months ended June 30, 2022, the Company issued 855 shares of common stock valued at $705 gross and ($806) net of the $1,511 floor price adjustment paid in cash upon the conversion of 2,782 shares of Series A Preferred stock.

11. Stock-based payments

During the three months ended June 30, 2023, the total stock-based payment expense recorded in the condensed consolidated statement of operations and comprehensive loss was $180 (2022 – recovery of $59) of which $59 and $121 are recognized as staffing expense recoveries in general and administrative and research and development expenses, respectively (2022: $20 and $39 as staffing expense recoveries in general and administrative expenses and research and development expenses, respectively). During the six months ended June 30, 2023, total stock-based expenses recognized in the condensed consolidated statement of operations and comprehensive loss were $59 (2022: $1,006) of which $20 and $39 are recognized as staffing expenses in general and administrative and research and development expenses, respectively (2022: $664 and $342 as staffing expenses in general and administrative expenses and research and development expenses respectively).

A summary of stock option activity under the Company’s stock option plans during the six-month period ended June 30, 2023, is presented below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Share	Weighted Average Life (in years)
Outstanding December 31, 2022	483	$9,174	4.14
Cancelled or expired	(71)	13,702	—
Outstanding as of June 30, 2023	412	$7,634	3.68
Options exercisable at June 30, 2023	292	$8,242	3.73

During the six month periods ended June 30, 2023 and 2022, no options were granted.

12. Segments

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

13. Loss per share of common stock

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

	Three- and Six-month period ended June 30,
	2023	2022
Warrants and stock options	565,497	2,032,465
Series A Preferred Stock	816,345	9,276,923
	1,381,842	11,309,388

14. Financial Instruments

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of June 30, 2023, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$(1,129)	$(1,129)
Derivative warrant liability	—	$—	$(1,143)	$(1,143)
	$—	$—	$(2,272)	$(2,272)

	Fair Value Measurements as of December 31, 2022, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liability	$—	$—	$(374)	$(374)
	$—	$—	$(374)	$(374)

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the date the actual event or change in circumstances that caused the transfer occurs. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers between level 1 or level 2 during the six-month periods ended June 30, 2023, and 2022.

15. Income Taxes

The effective tax rate for the three and six-month periods ended June 30, 2022 was impacted by unbenefited losses. Specifically, the impairment charge of approximately $14,007 recognized in the six months ended June 30, 2022, has resulted in a tax benefit of $1,223 in the six months ended June 30, 2022. There was no impact in the three and six month period ended June 30, 2023.

16. Commitments and Contingencies

(a) Second Amendment to License Agreement with Novartis for Dovitinib

On September 27, 2022, Allarity Europe, entered into a Second Amendment to License Agreement with Novartis, which amended the terms of the Original Agreement, as amended by that certain First Amendment to License Agreement effective as of March 30, 2022 and that certain Promissory Note dated April 6, 2018, which was re-issued by Allarity Therapeutics Denmark ApS, a subsidiary of Allarity Europe, in favor of Novartis on March 30, 2022, to modify the terms and timing of the Outstanding Milestone Payment (as defined in the Second Amendment), including an increase in such milestone payment by $500, in addition to the $5,000 which is included in accounts payable. The Second Amendment became effective upon receipt by Novartis of the first portion of the Outstanding Milestone Payment ($1,000), which was paid on or about September 28, 2022. As at June 30, 2023 the outstanding balance is $3,900.

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

(b) Notice of Breach From Novartis Pharma AG

Pursuant to the agreement with Novartis, through our wholly-owned subsidiary Allarity Europe, we have the right to use dovitinib used in combination with Stenoparib to address the second-line or later treatment of metastatic ovarian cancer. Under the terms of the license agreement, we are required to make certain milestone payments, including a payment of $1,500, which was due on April 1, 2023. We did not make that milestone payment, and on April 4, 2023, Novartis sent a notice of breach under the license agreement to Allarity Europe stating that it has 30 days from April 4, 2023, to cure. We are in default under our license agreement with Novartis. We are currently in discussions with Novartis to restructure the payment terms of the Novartis license agreement. In April 2023 we paid Novartis $100 and on August 11, 2023, we paid Novartis $300. As of the date of this quarterly report, Novartis has not enforced its default notice, but no assurance can be given that it will not enforce the default notice in the future.

(c) Stenoparib Exclusive License Agreement with Eisai Inc.

The Company previously entered into an Exclusive License Agreement with Eisai effective July 12, 2022 (the “Exclusive License Agreement”). In consideration for extension of certain deadlines and payment obligations, the Company has entered into several amendments to the Exclusive License Agreement. On May 26, 2023, the Company and Eisai entered into a fourth amendment to the Exclusive License Agreement with an effective date of May 16, 2023, to postpone the extension payment, restructure the payment schedule and extend the deadline to complete enrollment in a further Phase 1b or Phase 2 Clinical Trial for the Stenoparib (the “Product”). The Company agreed to pay Eisai in periodic payments as follows: (i) one hundred thousand dollars ($100) which has been paid; (ii) fifty thousand dollars ($50) within ten (10) days of execution of the fourth amendment which has been paid; (iii) one hundred thousand dollars ($100) upon completion of a capital raise (paid on July 18, 2023); and (iv) eight hundred and fifty thousand dollars ($850) on or before March 1, 2024. The Company will have until April 1, 2024, to complete enrollment in a further Phase 1b or Phase 2 Clinical Trial of the Product. If the Company has not achieved successful completion of a further Phase 1b or Phase 2 Clinical Trial of the Product prior to April 1, 2024, Eisai may terminate the Exclusive License Agreement in its entirety, in its sole discretion on at least 120 days prior written notice.

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

A Letter Agreement between Chosa Oncology Ltd. (England), Chosa ApS (Denmark) (collectively “Chosa”), Smerud, and Allarity Therapeutics, Inc. (US) which references the following agreements:

a.	The 2022 Amended and Restated License Agreement between LiPlasome Pharma Aps (Denmark) (“LiPlasome”), Chosa, and the Company’s subsidiary Allarity Therapeutics ApS, which amended the original February 15, 2016 LiPlasome License Agreement (as amended January 27, 2021), whereby Chosa replaced the Company as licensee of LiPlasome in exchange for Smerud’s cancellation of the Company’s $1,309 liability to Smerud and the Company’s agreement to pay $338 to LiPlasome. Consequently, as at September 30, 2022, the Company recognized other income on the sale of IP of $971 and recorded a balance due to LiPlasome of $338 in accrued liabilities, which was paid on April 1, 2022.

b.	The LiPlacis Support Agreement between Allarity Therapeutics Europe, Smerud, Chosa and LiPlasome. Terms of the Support Agreement provide that each of Smerud and the Company agreed that the 2020 Sublicense Agreement is terminated in its entirety.

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

(h) Nasdaq Notification and Appeal Hearing

As previously disclosed on Form 8-K filed with the SEC on October 14, 2022, we received a letter from Nasdaq Listing Qualifications on October 12, 2022 notifying us that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “June Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5450(b)(1)(A) for The Nasdaq Global Market, which requires that a listed company’s stockholders’ equity be at least $10.0 million. As reported on the June Form 10-Q, the Company’s stockholders’ equity as of June 30, 2022, was approximately $8.0 million. Pursuant to the letter, we were required to submit a plan to regain compliance with Nasdaq Listing Rule 5450(b)(1)(A) by November 26, 2022. After discussions with the Nasdaq Listing Qualifications staff, on December 12, 2022, we filed a plan to regain and demonstrate long-term Nasdaq Listing Qualifications compliance including seeking to phase-down to The Nasdaq Capital Market. On December 21, 2022, we received notification from the Nasdaq Listing Qualifications staff that they have granted the Company’s request for an extension until April 10, 2023, to comply with this requirement.

On April 11, 2023, we received notification from the Nasdaq Listing Qualifications staff that it has determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Form 8-K by the April 10, 2023, deadline evidencing compliance with Nasdaq Listing Rule 5450(b)(1)(A). As a result, the Company’s securities will be delisted from The Nasdaq Global Market unless the Company appeals the Nasdaq Listing Qualifications staff’s decision. The Company filed a notice of appeal and on May 18, 2023, the Company presented its appeal before the Nasdaq hearings panel.

Subsequent to the May 18, 2023 hearing, on May 23, 2023, we received notification from the Nasdaq Listing Qualifications staff that stated because we have not complied with Nasdaq Listing Rule 5450(a)(1) regarding a bid price of $1.00 by May 22, 2023, this non-compliance will be considered by the Nasdaq hearings panel as to whether our Common Stock should be delisted on The Nasdaq Stock Market LLC. We had until May 30, 2023, to present our view to the Nasdaq hearings panel and we provided additional information to the Nasdaq hearings panel by such date.

On June 6, 2023, we received a letter from the Nasdaq hearings panel that granted the Company’s request for continued listing on the Nasdaq Stock Market LLC until July 1, 2023 and the Company’s transfer to The Nasdaq Capital Market, subject to the following conditions: (1) on or before July 1, 2023, the Company shall demonstrate compliance with Nasdaq Listing Rule 5450(b)(1) dealing with primary equity securities listed on the Global Market, and on or before July 1, 2023, the Company shall demonstrate compliance with Nasdaq Listing Rule 5450(a)(1) dealing with a minimum bid of $1.00 per share. The Nasdaq hearings panel reserves the right to reconsider its grant based on any event, condition or circumstance that exists or develops that would make continue listing of the Company’s securities on The Nasdaq Stock Market inadvisable or unwarranted. The Company intends to seek further clarification from the Nasdaq hearings panel as to the timing of meeting the conditions set forth in their letter. No assurance can be given that the Company will meet the conditions set forth in the Nasdaq hearings panel letter and that our shares of Common Stock will continue to be listed on The Nasdaq Stock Market LLC. On June 14, 2023, we received a clarification letter from Nasdaq granting the Company’s request for continued listing on The Nasdaq Capital Market and transfer to The Nasdaq Capital Market subject to the following: (1) on or before July 10, 2023, the Company will demonstrate compliance with Listing Rule 5550(a)(2); and (2) on or before July 14, 2023, the Company will demonstrate compliance with Listing Rule 5550(b). As further discussed below, on June 28, 2023, we received notification from Nasdaq Listing Qualifications that because we transferred to The Nasdaq Capital Market, we have regained compliance with Listing Rule 5550(a)(5) because our Market Value of Publicly Held Shares (“MVPHS”) has been $1,000,000 or greater for at least 10 consecutive business days.

On July 14, 2023, the Company received a letter from Nasdaq confirming that the Company has regained compliance with the bid price and equity concerns, as required by the Nasdaq hearings panel decision dated June 6, 2023, as amended. Under the July 14, 2023, letter, the Company will be subject to a panel monitor for a period of one year from the July 14, 2023, letter pursuant to Nasdaq Listing Rule 5815(d)(4)(B).

On August 3, 2023, we received a letter from Nasdaq confirming that based on the information regarding the appointment of Mr. Joseph Vazzano, Dr. Laura Benjamin, and Mr. Robert Oliver to the Company’s Board of Directors and the appointment of Mr. Vazzano and Mr. Oliver to the audit committee, Nasdaq has determined that the Company complies with the independent director and audit committee requirements for continued listing set forth in Listing Rules 5605(b)(1) and 5605(c)(2), respectively, and that the matter was now closed.

(i) Shareholder Letter

On May 31, 2023, we received a letter from an attorney purportedly representing a shareholder of the Company questioning certain information contained in our preliminary proxy statement for our Special Meeting and questioning our ability under Delaware law to amend the Original Series A COD to provide for voting rights to the holders thereof without seeking approval from the holders of our Common Stock. We have clarified any perceived inconsistent statements regarding voting procedures for the matters to be voted upon at the Special Meeting in our definitive proxy statement filed with the SEC, and believe that, contractually, we are authorized to provide for voting rights to the holders of the Series A Preferred Stock without seeking approval by the holders of our Common Stock.

17. Subsequent Events

For its financial statements as of June 30, 2023, and for the three months then ended, the Company evaluated subsequent events through the date on which those financial statements were issued. All subsequent events not disclosed elsewhere in this Form 10-Q are disclosed below.

(a)	July 10, 2023 Public Offering (“July Offering”)

On July 10, 2023, we closed a public offering of 357,223 shares of our Common Stock of the Company, pre-funded warrants to purchase up to 2,087,222 shares of Common Stock (the “July Pre-Funded Warrants”), and common warrants to purchase up to 2,444,445 shares of Common Stock (the “July Common Warrants”) at an effective combined purchase price of $4.50 per share and related common stock purchase warrants (the “Purchase Price”), for aggregate gross proceeds of approximately $11 million, before deducting placement agent fees and offering expenses payable by the Company. The purchase price of each July Pre-Funded Warrant and July Common Warrant was equal to the Purchase Price less the $0.001 per share exercise price of each Pre-Funded Warrant. The closing of the offering occurred on July 10, 2023 (the “July Offering”). The Pre-Funded Warrants and Common Warrants were immediately separable and were issued separately in the July Offering. Each Pre-Funded Warrant is exercisable for one share of Common Stock. Pursuant to a securities purchase agreement entered into with certain investors in the July Offering, we agreed that for a period of 90 days from the close of the July Offering, that we would not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible or exercisable into Common Stock or file a registration statement with the SEC to register our securities, subject to certain exceptions.

From the proceeds of the July Offering, on July 10, 2023, the Company redeemed (i) 4,630 shares of Series A Preferred Stock held by 3i, for $5,000 in cash, and (ii) the 3i June Promissory Note for $351 in cash.

(b)	3i Transactions

On June 6, 2023, 3i and the Company entered into a separate limited waiver and amendment agreement whereby 3i (“3i Waiver Agreement”) agreed to waive certain rights granted under a Series A Preferred Stock securities purchase agreement dated December 20, 2021, the Exchange Agreement, and the securities purchase agreement related to the April Offering in exchange for, among other things, amending the conversion price of the Series A Preferred Stock to equal the public offering price of the shares of Common Stock in the July Offering. Upon the consummation of the July Offering, the conversion price of the Series A Preferred Stock was reduced to $4.50. On July 10, 2023, the Company filed a Third Certificate of Amendment to the Amended and Restated Certificate of Designations of Series A Preferred Stock (“Third Amendment”) to effect the change to conversion price.

In addition, upon the July Closing, the number of shares exercisable under the Exchange Warrant and the exercise price was adjusted to 2,100,565 shares of Common Stock and $4.50 per share, respectively. Subsequently on July 26, 2023, pursuant to Section 2(e) of the Exchange Warrant, due to the event market price on the 16th day after the June Reverse Stock Split being less than the exercise price of the Exchange Warrant then in effect, the number of shares exercisable under such Warrant and the exercise price was further adjusted to 3,134,693 shares and $3.0155 per share, respectively.

(c)	Amendment to April 2023 Common Warrants Issued in the April Offering

In connection with Offering Waiver, upon closing of the July Offering, we amended and restated the April 2023 Common Warrants with the investors who acquired the securities in the April Offering pursuant to a securities purchase agreement to (i) change the exercise price of the April 2023 Common Warrant to $4.50 and (ii) extend the termination date of the April 2023 Common Warrant to July 10, 2028.

(d)	Board Commitments

On July 21, 2023, Dr. David Roth resigned his board position. Effective August 1, 2023, the Company appointed three new independent directors: Messrs.  Robert Oliver and Joseph Vazzano, and Dr. Benjamin. As compensation for their services as independent directors, the new board members will receive an annual retainer fee of $50 payable in cash, and if appointed to a committee of the Board, they will be eligible to receive $7.5 for serving as a member of the Audit Committee and $5.0 for serving as a member of the Compensation Committee, and $4.0 for serving as a member of the Nominating and Corporate Governance Committees. On August 7, 2023, the Board received the resignation of Mr. Oliver as director of the Company, including his position on each Board committee on which he was appointed to, effective immediately. Mr. Oliver’s resignation is for personal reasons and not due to any disagreement with the Company’s management team or the Company’s Board on any matter relating to the operations, policies or practices of the Company or any issues regarding the Company’s accounting policies or practices. To fill the vacancy on the Board committees as a result of Mr. Oliver’s resignation, the Board appointed Dr. Laura Benjamin as a member of the Audit Committee and Compensation Committee of the Board, effective as of August 7, 2023. Dr. Benjamin was previously appointed as an independent director and is also a member of the Nominating and Governance Committee of the Board since August 1, 2023.

(e) Pro-forma Balance Sheet (unaudited)

The following pro forma unaudited condensed consolidated balance sheet is provided to illustrate the impact of all subsequent event transactions described in the foregoing subsequent events disclosure and elsewhere in the notes, as if they had occurred at June 30, 2023.

	As of June 30, 2023 (UNAUDITED)
(In thousands, except share data)	Actual	Pro Forma

ASSETS
Cash	$420	$5,148
Total other current assets	3,266	3,266
Total non-current assets	9,740	9,740
Total assets	$13,426	$18,154

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Total current liabilities	$12,668	$12,318
Total non-current liabilities	1,481	1,481
Total liabilities	14,149	13,799
Shareholders equity (deficit)
Total preferred stock	5,637	1,496
Additional paid-in capital	82,588	92,668
Accumulated other comprehensive loss	(666)	(666)
Accumulated deficit	(88,272)	(89,143)
Total Stockholders’ (deficit) equity	(723)	4,355
Total liabilities and stockholders’ equity (deficit)	$13,426	$18,154

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

Recent Developments

 Subsequent to our quarterly period ended March 31, 2023, we entered into a series of transactions, certain events occurred, and we received notifications as discussed below. The transactions or events or notifications discussed below, are discussed in more detail in the Current Reports on Form 8-K filed by us with the SEC.

Business Update

The Company recently announced that PARP inhibitor, stenoparib, is now our lead clinical asset, and is currently being advanced in two out of three of our ongoing clinical trials. We will continue to focus our energies, efforts, and resources on advancing clinical development of stenoparib, supported by continuing clinical development of our IXEMPRA® and dovitinib assets, both of which we continue to believe have substantial clinical and commercial potential.

Change in Board of Directors

On January 19, 2023, three members of the board indicated that they resigned, or will resign with an effective date, from the Board of Directors (the “Board”). Currently, the board consists of four members. On February 8, 2023, we received a notice from Nasdaq notifying us that we no longer comply with Nasdaq’s independent director and audit committee requirements. We had a cure period to regain compliance as follows: (i) until the earlier our next annual shareholders’ meeting or February 4, 2024; or (ii) if our next annual shareholders’ meeting is held before August 3, 2023, then we had to evidence compliance no later than August 3, 2023. On August 2, 2023, we notified Nasdaq of the appointments of the new directors below and Company’s compliance with Nasdaq’s independent director and audit committee requirements.

On July 21, 2023, Dr. David Roth resigned his board position, and the Board increased the fixed number of authorized directors on the Board from five (5) to seven (7). To fill the vacancies, the Board appointed the following individuals as a director of the Company, effective as of August 1, 2023 (the “New Directors”):

●	Class I Director: Mr. Joe Vazzano, whose term will expire at the Company’s 2026 annual meeting of stockholders or until his respective successor is duly elected and qualified.

●	Class II Director: Dr. Laura Benjamin, whose term will expire at the Company’s 2024 annual meeting of stockholders or until her respective successor is duly elected and qualified.

●	Class III Director: Mr. Robert Oliver, whose term will expire at the Company’s 2025 annual meeting of stockholders or until his respective successors are duly elected and qualified.

In connection with the appointment of the New Directors to the Board, the Board determined that each of the New Directors qualifies as an independent director under the applicable rules of the NASDAQ listing standards and within the meaning of Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended. In addition, concurrent upon their appointment to the Board, Messrs. Vazzano and Oliver were appointed as members of the Board’s Audit Committee and Compensation Committee, and Dr. Benjamin were appointed as members of the Board’s Nominating and Corporate Governance Committee. As compensation for the New Directors’ services as an independent director, which is in accordance with the Company’s standard arrangements for non-employee directors, the New Directors will receive an annual retainer fee of $50,000, payable in cash. In addition, each director will be eligible to receive $7,500 for serving as a member of the Audit Committee, $5,000 for serving as a member of the Compensation Committee, $4,500 for serving as a member of the Nominating and Corporate Governance Committee. In addition, the Board will also grant each New Director options to purchase 2,300 shares of common stock a new equity incentive plan at an exercise equal to the closing price of the Company’s common stock on the date of receipt of stockholder approval of a new equity incentive plan and will be subject to vesting.

On August 3, 2023, we received a letter from Nasdaq confirming that based on the information regarding the appointment of Mr. Joseph Vazzano, Dr. Laura Benjamin, and Mr. Robert Oliver to the Company’s Board of Directors and the appointment of Mr. Vazzano and Mr. Oliver to the audit committee, Nasdaq has determined that the Company complies with the independent director and audit committee requirements for continued listing set forth in Listing Rules 5605(b)(1) and 5605(c)(2), respectively, and that the matter was now closed.

On August 7, 2023, the Board received the resignation of Mr. Oliver as director of the Company, including his position on each Board committee on which he was appointed to, effective immediately. Mr. Oliver’s resignation is for personal reasons and not due to any disagreement with the Company’s management team or the Company’s Board on any matter relating to the operations, policies or practices of the Company or any issues regarding the Company’s accounting policies or practices. To fill the vacancy on the Board committees as a result of Mr. Oliver’s resignation, the Board appointed Dr. Laura Benjamin as a member of the Audit Committee and Compensation Committee of the Board, effective as of August 7, 2023. Dr. Benjamin was previously appointed as an independent director and is also a member of the Nominating and Governance Committee of the Board since August 1, 2023.

Transactions with 3i

On May 20, 2021, we entered into a Securities Purchase Agreement (“SPA”) and related agreements with 3i, LP, a Delaware limited partnership (“3i”) pursuant to which 3i purchased 20,000 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) and a warrant to purchase up to 1,443 shares of our Common Stock at an exercise price of $13,868.40 (the “PIPE Warrant”) for an aggregate purchase price of $20 million. Simultaneously with the execution of the SPA, we also entered into a Registration Rights Agreement with 3i wherein we agreed to register a number of shares of our Common Stock equal to the maximum number of shares of our Common Stock that could be issued upon conversion of such shares of Series A Preferred Stock and exercise of the PIPE Warrant (the “Warrant Shares”), which was subsequently amended to include an agreement by the Company to register up 125% of the Warrant Shares (the “Registration Rights Agreement”). Concurrent with the closing of Recapitalization Share Exchange, on December 21, 2021, we closed on the transactions contemplated by the SPA and issued 20,000 shares of Series A Preferred Stock and the PIPE Warrant.

On April 19, 2023, 3i, the sole former holder of our Series C Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”) and outstanding secured promissory notes, and sole holder of our Series A Preferred Stock, provided the Company with a loan for $350,000, evidenced by a Secured Promissory Note dated April 19, 2023 (the “April Note”), which required a mandatory conversion of the principal into 486 shares of Series A Preferred Stock (the “Note Conversion Shares”) subject to and upon the closing of the April Offering (as defined below). Upon such closing, the Note Conversion Shares were issued to 3i and the April Note was cancelled.

On April 20, 2023, the Company entered into a certain Modification and Exchange Agreement, as amended on May 26, 2023 (the “Exchange Agreement”) with 3i pursuant to which the parties agreed to, among other things, (i) amend and restate the Certificate of Designations of Series A Preferred Stock then in effect (“Series A COD”), which among other things, eliminates the Series A Preferred Stock redemption right and dividend (except for certain exceptions as specified in the Series A COD), and provides for the conversion of Series A Preferred Stock into Common Stock at a conversion price of $30.00 which is equal to the price for a share of Common Stock sold in the April Offering, (ii) exchange 50,000 shares of Series C Preferred Stock (the “Series C Shares”) beneficially owned by 3i for 5,577 shares of Series A Preferred Stock (the “Exchange Shares”), (iii) exchange the PIPE Warrant held by 3i for a new warrant which originally reflected an exercise price of $30.00 and a right to acquire 315,085 shares of Common Stock, and was further adjusted in connection with the July Offering (as defined below) to reflect an exercise price of $4.50 and a right to acquire 2,100,565 shares of Common Stock (the “Exchange Warrant”). On April 21, 2023, the closing of the transactions contemplated by the Exchange Agreement occurred and the contemplated warrant and the Exchange Shares were issued to 3i, and the PIPE Warrant and the Series C Shares were cancelled.

In addition, the Company entered into a Cancellation of Debt Agreement dated April 20, 2023 (the “Cancellation of Debt Agreement”), which became effective as of the April 21, 2023. Upon the closing of the April Offering, pursuant to the terms of the Cancellation of Debt Agreement, all of the Company’s outstanding indebtedness under the following four secured promissory notes issued pursuant to Secured Note Purchase Agreement dated November 22, 2022 between the Company and 3i (collectively the “3i Promissory Notes”) were paid in full: the first note was for an aggregate principal amount of $350,000 (which purchase price was paid in form of cash was received in November 2022); the second note was for the principal amount of $1,666,640 and which represents the payment of $1,666,640 due to 3i in Alternative Conversion Floor Amounts, as defined in the Certificate of Designations of Series A Preferred Stock filed with the Delaware Secretary of State in December 2021 (the “Original Series A COD”), that began to accrue on July 14, 2022; the third note was for an aggregate principal amount of $650,000 which purchase price was paid in cash on December 30, 2022; and the fourth note was for the aggregate principal amount of $350,000 (which purchase price was paid in cash on April 11, 2023) and the Alternative Conversion Amount (as defined in the Cancellation of Debt Agreement ) due by the Company to 3i. Accordingly, any and all obligations in connection therewith were extinguished without any additional further action on the part of 3i upon payment of $3,347,583 in cash from a portion of the proceeds from the April Offering. In addition, pursuant to such agreement, 1,550 shares of Series A Preferred Stock (the “Redemption Shares”) beneficially owned by 3i were redeemed in full for a purchase price of $1,652,416, which redemption price was paid in cash from the portion of the proceeds from the closing of the April Offering.

The Company also entered into a first amendment to the Registration Rights Agreement, which became effective upon the closing of the April Offering to amend certain defined terms under the RRA to include the Exchange Shares, the New Warrant Shares and the Note Conversion Shares (the “Amended RRA”).

On June 6, 2023, 3i and Company entered into a separate limited waiver and amendment agreement whereby 3i (“3i Waiver Agreement”) agreed to waive certain rights granted under a Series A Preferred Stock securities purchase agreement dated December 20, 2021, the Exchange Agreement and the securities purchase agreement related to the April Offering in exchange for (i) amending the conversion price of the Series A Preferred Stock to equal the public offering price of the shares of Common Stock in the July Offering if the public offering price of the shares of Common Stock in the July Offering is lower than the then-current conversion price of the Series A Preferred Stock; (ii) participating in the July Offering, at its option, under the same terms and conditions as other investors, of which proceeds from 3i’s participation were agreed to be used to redeem a portion of shares of Series A Preferred Stock 3i received from the Exchange Agreement; and (iii) (1) the repricing of the exercise price of the April 2023 Common Warrant to the exercise price of the common warrant offered in the July Offering if the exercise price of the common warrant is lower than the then-current exercise price of the April 2023 Common Warrant; and (2) extending the termination date of the April 2023 Common Warrant to the date of termination of the common warrants offered in the July Offering. As a result of 3i Waiver Agreement, upon the consummation of the July Offering, the conversion price of the Series A Preferred Stock was reduced to $4.50 and the exercise price of 3i’s April 2023 Common Warrant was reduced to $4.50 per share and the exercise period extended to July 10, 2028.

From the proceeds of the July Offering, on July 10, 2023, the Company redeemed (i) 4,630 shares of Series A Preferred Stock held by 3i, for $5,000,400 in cash, and (ii) the 3i June Promissory Note (as defined below) for $350,886 in cash. As a result of the payment, the 3i June Promissory Note was paid in full on July 10, 2023.

July 10, 2023 Public Offering (“July Offering”)

On July 10, 2023, we closed a public offering of 357,223 shares of our Common Stock of the Company, pre-funded warrants to purchase up to 2,087,222 shares of Common Stock (the “July Pre-Funded Warrants”), and common warrants to purchase up to 2,444,445 shares of Common Stock (the “July Common Warrants”) at an effective combined purchase price of $4.50 per share and related common stock purchase warrants (the “Purchase Price”), for aggregate gross proceeds of approximately $11 million, before deducting placement agent fees and offering expenses payable by the Company. The purchase price of each July Pre-Funded Warrant and July Common Warrant was equal to the Purchase Price less the $0.001 per share exercise price of each Pre-Funded Warrant. The closing of the offering occurred on July 10, 2023 (the “July Offering”). The Pre-Funded Warrants and Common Warrants were immediately separable and were issued separately in the July Offering. Each Pre-Funded Warrant is exercisable for one share of Common Stock. Pursuant to a securities purchase agreement entered into with certain investors in the July Offering, we agreed that for a period of 90 days from the close of the July Offering, that we would not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible or exercisable into Common Stock or file a registration statement with the SEC to register our securities, subject to certain exceptions.

Pursuant to the 3i Waiver Agreement upon the consummation of the July Offering, the conversion price of the Series A Preferred Stock was reduced to $4.50. On July 10, 2023, the Company filed a Third Certificate of Amendment to Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (“Third Amendment”) to effect the change to conversion price.

From the proceeds of the July Offering, on July 10, 2023, the Company redeemed (i) 4,630 shares of Series A Preferred Stock held by 3i, for $5,000,400 in cash, and (ii) the 3i June Promissory Note (as defined below) for $350,886 in cash. As a result of the payment, the 3i June Promissory Note was paid in full on July 10, 2023.

Upon the closing of the July Offering, the number of shares exercisable under the Exchange Warrant and the exercise price was adjusted to 2,100,565 shares of Common Stock and $4.50 per share, respectively. Subsequently on July 26, 2023, pursuant to Section 2(e) of the Exchange Warrant, due to the event market price on the 16th day after the June Reverse Stock Split being less than the exercise price of the Exchange Warrant then in effect, the number of shares exercisable under such Warrant and the exercise price was further adjusted to 3,134,693 shares and $3.0155 per share, respectively.

Secured 3i Bridge Loan

On June 29, 2023, the Company entered into a Secured Note Purchase Agreement with 3i (the “June 2023 Purchase Agreement”), pursuant to which, on June 30, 2023, 3i purchased a secured promissory note for a principal amount of $350,000 (the “3i June Promissory Note”). Such note matures on July 31, 2023, and carries an interest rate of 5% per annum, and is secured by all of the Company’s assets pursuant to that certain security agreement dated June 29, 2023 (the “Security Agreement”). Under the 3i June Promissory Note, the outstanding obligations thereunder, including accrued interest will be paid in full from the gross proceeds of our next financing (the “Next Financing”); provided, however, that if the gross proceeds from the Next Financing are insufficient to settle the payment of the outstanding principal balance of the 3i June Promissory Note, together with all accrued interest thereon, in full, then the Company will instead be obligated to convert all of the unpaid principal balance of the note, together with all accrued interest thereon, into 486 shares of Series A Preferred Stock (the “Repayment Shares”). In connection with the Repayment Shares, the June 2023 Purchase Agreement provides that if the closing sale price of the shares of Common Stock of the trading day immediately prior to the execution of the June 2023 Purchase Agreement (the “Current Closing Price”) is lower than the initial conversion price of $30.00 as set forth in the Series A COD, then the conversion price of Series A Preferred Stock will be reduced to the Current Closing Price, pursuant to the voluntary adjustment provision of Section 8 of the Series A COD (“Downward Adjustment to Conversion Price”) and the Company agreed to file a second certificate of amendment to the Series A COD with the Delaware Secretary of State to amend the Series A COD to reflect the Downward Adjustment to Conversion Price (“Second Certificate of Amendment”). Based on the closing price of the shares of Common Stock on June 28, 2023, the Downward Adjustment to Conversion Price is equal to $8.00 per share. As contemplated by the June 2023 Purchase Agreement, the Company filed the Second Certificate of Amendment with the Delaware Secretary of State on June 30, 2023. From the proceeds of the July Offering, on July 10, 2023, the Company redeemed the 3i June Promissory Note for $350,886 in cash. As a result of the payment, the 3i June Promissory Note was paid in full on July 10, 2023.

June Special Meeting of Stockholders and June Reverse Stock Split

On June 23, 2023, we held a Special Meeting of Stockholders (the “Special Meeting”) for our stockholders of record of our outstanding shares of Common Stock and Series A Preferred Stock. At the Special Meeting, the stockholders of Common Stock and Series A Preferred Stock approved an amendment to our Certificate of Incorporation, to, at the discretion of the board, effect a reverse stock split with respect to our issued and outstanding Common Stock at a ratio between 1-for-15 and 1-for-50 (the “June Reverse Stock Split Proposal”). Upon stockholder approval, the Board of Directors determined a ratio of 1-for-40 for the reverse stock split (the “June Reverse Stock Split”). On June 28, 2023, Company filed a Fourth Certificate of Amendment of the Certificate of Incorporation to effect the June Reverse Stock Split at 4:05 PM ET on June 28 2023 (the “June Reverse Stock Split”). No fractional shares were issued in connection with the June Share Consolidation. If, as a result of the June Reverse Stock Split, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up to the next whole number. The June Reverse Stock Split resulted in a reduction of our outstanding shares of Common Stock from 20,142,633 to approximately 503,566. The par value of our authorized stock remained unchanged at $0.0001.

April 21, 2023 Public Offering (the “April Offering”)

On April 21, 2023, we closed a public offering of 71,734 shares of our Common Stock and 71,734 common stock purchase warrants, each exercisable for one share of Common Stock, at a combined public offering price of $30.00, and 178,267 pre-funded warrants, each exercisable for one share of Common Stock, and 178,267 common stock purchase warrants (the common stock purchase warrants sold in the public offing hereinafter referred to as the “April 2023 Common Warrants”) at a combined public offering price of $30.00 less the $0.001 for the pre-funded warrants, for aggregate gross proceeds of approximately $7.5 million, before deducting placement agents fees and offering expenses payable by the Company. The Common Stock, pre-funded warrant and April 2023 Common Warrants were sold pursuant to a securities purchase agreement with the purchaser signatory thereto or pursuant to the prospectus which was part of an effective registration statement on Form S-1 filed with the SEC. The Common Stock, pre-funded warrants and April 2023 Common Warrants are immediately separable and were issued separately in the offering. As of the date of this report, there are no pre-funded warrants outstanding from the April Offering.

Pursuant to a securities purchase agreement entered into with certain investors in the April Offering, we agreed that for a period of 90 days from the close of the April Offering, that we would not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible or exercisable into Common Stock or file a registration statement with the SEC to register our securities, subject to certain exceptions. The investors to the securities purchase agreement in the April Offering, excluding 3i, have agreed to waive that provision and permit the offering of our Common Stock, pre-funded warrants and common warrants (“Offering Waiver”) in exchange for (i) the repricing of the exercise price of the April 2023 Common Warrant to the exercise price of the common warrant offered in the July Offering if the exercise price of the common warrant is lower than the then-current April 2023 Common Warrant exercise price; and (ii) extending the termination date of the April 2023 Common Warrant to the date of termination of the common warrants offered in the July Offering As a result of the July Offering, investors to the securities purchase agreement in the April Offering, excluding 3i, had the exercise price of their April 2023 Common Warrant reduced to $4.50 per share and the exercise period extended to on or around July 10, 2028. 3i and the Company entered into a separate limited waiver and amendment agreement, as discussed above.

Amendment to April 2023 Common Warrants Issued in the April Offering

In connection with Offering Waiver, upon closing of the July Offering, we amended some of the April 2023 Common Warrants to (i) change the exercise price of the April 2023 Common Warrant to $4.50 and (ii) extend the termination date of the April 2023 Common Warrant to July 10, 2028.

Series A Preferred Stock Conversions

From March 31, 2023 to August 14 2023, pursuant to the exercise of conversion of shares of Series A Preferred Stock by 3i, we issued 223,857 shares of Common Stock to 3i upon the conversion of 8,214 shares of Series A Preferred Stock based on a conversion price ranging from $30.00 to $70.80. No proceeds were received by the Company upon such conversion. As of August 9, 2023, there were 1,417 shares of Series A Preferred Stock issued and outstanding.

Amended and Restated Certificate of Designations of Series A Preferred Stock; Amendment

On April 21, 2023, in connection with the transactions contemplated under the Exchange Agreement, the Company filed the Series A COD with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”). The Series A COD eliminated the Series A Preferred Stock redemption right and dividend (except for certain exceptions as specified therein), and provided for the conversion of Series A Preferred Stock into Common Stock at a conversion price equal to the price for a share of Common Stock sold in the April Offering, $30.00 per share, and based on a stated value of $1,080 per share.

On May 30, 2023, the Company filed an amendment to the Amended and Restated Certificate of Designations for the Series A Preferred Stock with the Delaware Secretary of State (the “Amended COD”) to amend the voting rights of the Series A Preferred Stock which among other things provided additional voting rights to the Series A Preferred Stock.

Under the Amended COD, holders of the Series A Preferred Stock have the following voting rights: (1) holders of the Series A Preferred Stock have a right to vote on all matters presented at the Special Meeting together with the Common Stock as a single class on an “as converted” basis using the conversion price of $30.00 and based on stated value of $1,080 subject to a beneficial ownership limitation of 9.99%, and (2), in addition, holders of Series A Preferred Stock have granted the Board the right to vote, solely for the purpose of satisfying quorum and casting the votes necessary to adopt a reverse stock split of the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split Proposal”) and to adjourn any meeting of stockholders called for the purpose of voting on reverse stock split (the “Adjournment Proposal”) under Delaware law, that will “mirror” the votes cast by the holders of shares of Common Stock and Series A Preferred Stock, voting together as a single class, with respect to the Reverse Stock Split Proposal and the Adjournment Proposal. The number of votes per each share of Series A Preferred Stock that may be voted by the Board shall be equal to the quotient of (x) the sum of (1) the original aggregated stated value of the Series A Preferred Stock when originally issued on December 20, 2021 (calculated based on the original stated value of $1,000 of the Series A Preferred Stock multiplied by 20,000 shares of Series A Preferred Stock) and (2) $1,200,000, which represents the purchase price of the Series C Preferred Stock when originally issued; divided by (y) the conversion price of $30.00. If the Board decides to cast the vote, it must vote all votes created by the Amended COD in the same manner and proportion as votes cast by the holders of Common Stock and Series A Preferred Stock, voting as single class. The Series A Preferred Stock voting rights granted to the holders thereof relating to the Reverse Stock Split Proposal and the Adjournment Proposal 2 expire automatically on July 31, 2023.

In addition, among other things, the Reverse Stock Split Proposal, the effectuation of the June Reverse Stock Split, and the amendment to the Company’s Certificate of Incorporation, are subject to the consent by the holders of a majority of the then outstanding shares of Series A Preferred Stock. Such consent was received on June 27, 2023.

Notice of Breach From Novartis Pharma AG

Pursuant to a license agreement with Novartis dated April 6, 2018, through our wholly-owned subsidiary Allarity Therapeutics Europe ApS, we have the right to use dovitinib used in combination with stenoparib to address the second-line or later treatment of metastatic ovarian cancer. Under the terms of the license agreement, we are required to make certain milestone payments, including a payment of $1.5 million which was due on April 1, 2023. We did not make that milestone payment, and on April 4, 2023, Novartis sent a notice of breach under the license agreement to Allarity Therapeutics Europe ApS stating that it has 30 days from April 4, 2023, to cure. In April 2023 we paid Novartis one hundred thousand dollars and on August 11, 2023, we paid Novartis three hundred thousand dollars. We are currently in discussions with Novartis to revise the payment terms of the Novartis license agreement. As of the date of this report, Novartis has not enforced its default notice, but no assurance can be given that it will not enforce the default notice in the future.

Stenoparib Exclusive License Agreement with Eisai Inc.

The Company previously entered into an Exclusive License Agreement with Eisai effective July 12, 2022 (the “Exclusive License Agreement”). In consideration for extension of certain deadlines and payment obligations, the Company has entered into several amendments to the Exclusive License Agreement. On May 26, 2023, the Company and Eisai entered into a fourth amendment to the Exclusive License Agreement with an effective date of May 16, 2023, to postpone the extension payment, restructure the payment schedule and extend the deadline to complete enrollment in a further Phase 1b or Phase 2 Clinical Trial for the Stenoparib (the “Product”). The Company agreed to pay Eisai in periodic payments as follows: (i) one hundred thousand dollars which has been paid; (ii) fifty thousand dollars within ten (10) days of execution of the fourth amendment which has been paid; (iii) one hundred thousand dollars upon completion of a capital raise (paid with the proceeds from the July Offering); and (iv) eight hundred and fifty thousand dollars on or before March 1, 2024 (the “Extension Payment”). The Company will have until April 1, 2024, to complete enrollment in a further Phase 1b or Phase 2 Clinical Trial of the Product. If the Company has not achieved successful completion of a further Phase 1b or Phase 2 Clinical Trial of the Product prior to April 1, 2024, Eisai may terminate the Exclusive License Agreement in its entirety, in its sole discretion on at least 120 days prior written notice.

Nasdaq Notification and Appeal Hearing

As previously disclosed on Form 8-K filed with the SEC on October 14, 2022, we received a letter from Nasdaq Listing Qualifications on October 12, 2022 notifying us that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “June Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5450(b)(1)(A) for The Nasdaq Global Market, which requires that a listed company’s stockholders’ equity be at least $10.0 million. As reported on the June Form 10-Q, the Company’s stockholders’ equity as of June 30, 2022, was approximately $8.0 million. Pursuant to the letter, we were required to submit a plan to regain compliance with Nasdaq Listing Rule 5450(b)(1)(A) by November 26, 2022. After discussions with the Nasdaq Listing Qualifications staff, on December 12, 2022, we filed a plan to regain and demonstrate long-term Nasdaq Listing Qualifications compliance including seeking to phase-down to The Nasdaq Capital Market. On December 21, 2022, we received notification from the Nasdaq Listing Qualifications staff that they have granted the Company’s request for an extension until April 10, 2023, to comply with this requirement.

On April 11, 2023, we received notification from the Nasdaq Listing Qualifications staff that it has determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Form 8-K by the April 10, 2023, deadline evidencing compliance with Nasdaq Listing Rule 5450(b)(1)(A). As a result, the Company’s securities will be delisted from The Nasdaq Global Market unless the Company appeals the Nasdaq Listing Qualifications staff’s decision. The Company filed a notice of appeal and on May 18, 2023, the Company presented its appeal before the Nasdaq hearings panel.

Subsequent to the May 18, 2023 hearing, on May 23, 2023, we received notification from the Nasdaq Listing Qualifications staff that stated because we have not complied with Nasdaq Listing Rule 5450(a)(1) regarding a bid price of $1.00 by May 22, 2023, this non-compliance will be considered by the Nasdaq hearings panel as to whether our Common Stock should be delisted on The Nasdaq Stock Market LLC. We had until May 30, 2023, to present our view to the Nasdaq hearings panel and we provided additional information to the Nasdaq hearings panel by such date.

On June 6, 2023, we received a letter from the Nasdaq hearings panel that granted the Company’s request for continued listing on the Nasdaq Stock Market LLC until July 1, 2023 and the Company’s transfer to The Nasdaq Capital Market, subject to the following conditions: (1) on or before July 1, 2023, the Company shall demonstrate compliance with Nasdaq Listing Rule 5450(b)(1) dealing with primary equity securities listed on the Global Market, and on or before July 1, 2023, the Company shall demonstrate compliance with Nasdaq Listing Rule 5450(a)(1) dealing with a minimum bid of one dollar ($1.00) per share. The Nasdaq hearings panel reserves the right to reconsider its grant based on any event, condition or circumstance that exists or develops that would make continue listing of the Company’s securities on The Nasdaq Stock Market inadvisable or unwarranted. The Company intends to seek further clarification from the Nasdaq hearings panel as to the timing of meeting the conditions set forth in their letter. No assurance can be given that the Company will meet the conditions set forth in the Nasdaq hearings panel letter and that our shares of Common Stock will continue to be listed on The Nasdaq Stock Market LLC. On June 14, 2023, we received a clarification letter from Nasdaq granting the Company’s request for continued listing on The Nasdaq Capital Market and transfer to The Nasdaq Capital Market subject to the following: (1) on or before July 10, 2023, the Company will demonstrate compliance with Listing Rule 5550(a)(2); and (2) on or before July 14, 2023, the Company will demonstrate compliance with Listing Rule 5550(b). As further discussed below, on June 28, 2023, we received notification from Nasdaq Listing Qualifications that because we transferred to The Nasdaq Capital Market, we have regained compliance with Listing Rule 5550(a)(5) because our Market Value of Publicly Held Shares (“MVPHS”) has been one million ($1,000) or greater for at least 10 consecutive business days.

On July 14, 2023, the Company received a letter from Nasdaq confirming that the Company has regained compliance with the bid price and equity concerns, as required by the Nasdaq hearings panel decision dated June 6, 2023, as amended. Under the July 14, 2023, letter, the Company will be subject to a panel monitor for a period of one year from the July 14, 2023, letter pursuant to Nasdaq Listing Rule 5815(d)(4)(B).

Shareholder Letter

On May 31, 2023, we received a letter from an attorney purportedly representing a shareholder of the Company questioning certain information contained in our preliminary proxy statement for our Special Meeting and questioning our ability under Delaware law to amend the Original Series A COD to provide for voting rights to the holders thereof without seeking approval from the holders of our Common Stock. We have clarified any perceived inconsistent statements regarding voting procedures for the matters to be voted upon at the Special Meeting in our definitive proxy statement filed with the SEC, and believe that, contractually, we are authorized to provide for voting rights to the holders of the Series A Preferred Stock without seeking approval by the holders of our Common Stock.

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

We have incurred net losses in each year since our inception. Our net losses were $5.7 million and $8.2 million for the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $88.3 million and cash of $420 thousand. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

To date, most of these expenses have been incurred to advance our drug candidates, dovitinib, stenoparib, and IXEMPRA®.

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

Results of Operations for the Three and Six Months Ended June 30, 2023, and 2022 (unaudited) (in thousands, except where otherwise noted)

The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,		Increase/	For the six months ended June 30,		Increase/
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(In thousands)			(In thousands)

Operating costs and expenses:
Research and development	$1,105	$1,696	$(591)	$2,532	$2,985	$(453)
Impairment of intangible assets	—	—	—	—	14,007	(14,007)
General and administrative	3,051	3,146	(95)	5,292	6,159	(867)
Total operating costs and expenses	4,156	4,842	(686)	7,824	23,151	(15,327)
Loss from operations:	$(4,156)	$(4,842)	$686	$(7,824)	$(23,151)	$15,327

Research and Development Expenses

We currently do not track our research and development costs by product candidate. A breakdown by nature of type of expense for the three and six months ended June 30, 2023, and 2022 is provided below.

	For the three months ended June 30,		Increase/	For the six months ended June 30,		Increase/
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(In thousands)			(In thousands)

Research study expenses	$478	535	$(57)	$1,312	$1,040	$272
Tax credit	(265)	(136)	(129)	(745)	(590)	(155)
Manufacturing & supplies	358	(7)	365	947	161	786
Milestone payments	50	—	50	50	—	50
Contractors	212	722	(510)	501	1,099	(598)
Patents	(19)	(15)	(4)	1	61	(60)
Staffing	277	574	(297)	439	1,183	(744)
Amortization	9	18	(9)	19	38	(19)
Other	5	5	—	8	(7)	15
	$1,105	$1,696	$(591)	$2,532	$2,985	$(453)

For the three months ended June 30, 2023, compared to June 30, 2022

The decrease of $591 in research and development expenses was primarily because manufacturing and supplies expenses increased by $365 and milestone payments increased by $50, offset by increased tax credits of $129 and decreases in all other expenses as follows: contractors by $510, staffing by $297, research study by $57, and amortization $9. Manufacturing and supplies expenses have increased because of increased drug manufacturing costs. Staffing and contractor costs have decreased because of cost-cutting measures.

For the six months ended June 30, 2023, compared to June 30, 2022

The decrease of $453 in research and development expenses was primarily because of increased manufacturing and supplies expenses of $786, increased research study costs of $272, increased milestone payments of $50, and other expenses of $15, offset by increased tax credits of $155 and decreases in all other expenses as follows: contractors by $598, staffing by $744, patents by $60, and amortization by $19. Manufacturing and supplies expenses have increased because of increased drug manufacturing costs. Staffing and contractor costs have decreased because of cost-cutting measures.

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

General and Administrative Expenses

For the three months ended June 30, 2023, compared to June 30, 2022

General and administrative expenses decreased by $95 for the three months ended June 30, 2023, compared to June 30, 2022. The decrease was primarily due to decreases of $519 in audit and legal costs, $232 in staffing costs, and $45 in insurance costs, offset by increases of $378 in finance costs, $160 in stock-based compensation expense, $90 other expenses, $32 in premises expense, $29 in communications expenses, $8 in listings expenses, and $4 in financial consulting expenses.

For the six months ended June 30, 2023 compared to June 30, 2022

General and administrative expenses decreased by $867 for the six months ended June 30, 2023, compared to June 30, 2022. The decrease was primarily due to decreases of $625 in stock-based compensation, $400 in audit and legal expenses, $370 in staffing expenses, $43 in listings expenses, and $33 in insurance expenses, offset by increases of $387 in finance expenses, $104 in financial consulting expenses, $56 in premises expenses, and $45 in communications expenses. Staffing costs have decreased because of cost-cutting measures, and stock-based compensation costs have decreased because of stock option forfeitures of recently resigned directors.

Other Income (Expenses), Net

For the three months ended June 30, 2023, compared to June 30, 2022

Other income (expense) of $1,776 recognized in the three months ended June 30, 2023, consisted primarily of a $1,941 fair value adjustment to derivative liabilities and interest income of $3, offset by interest expenses of ($142), and foreign exchange losses of ($26).

Other income (expense) of ($257) recognized in the three months ended June 30, 2022, consisted primarily of a $874 thousand fair value adjustment to derivative and warrant liabilities and interest income of $5, offset by ($269) in foreign exchange losses, ($34) loss on investment, ($33) in interest expenses, and ($800) penalty on our 3i Fund liability.

For the six months ended June 30, 2023, and June 30, 2022

Other income (expense) of $2,092 recognized in the six months ended June 30, 2023, consisted primarily of a $2,250 fair value adjustment to derivative and warrant liabilities, foreign exchange gains of $69, and interest income of $7, offset by interest expense of ($234).

Other income (expense) of $13,745 recognized in the six months ended June 30, 2022, consisted primarily of a $13,440 fair value adjustment to derivative and warrant liabilities, income of $1,780 from the gain on sale of IP, and interest income of $5, offset by ($538) in foreign exchange losses, ($72) in interest expenses, ($70) loss on investment and a ($800) penalty on our 3i Fund liability.

Changes in fair value of our derivative liabilities and convertible debt are measured using level 3 inputs as described in our condensed consolidated financial statements.

Liquidity, Capital Resources and Plan of Operations

Since our inception through June 30, 2023, our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our securities. As of June 30, 2023, we had $420 in cash, and an accumulated deficit of $88.3 million. We had a working capital deficit of $9 million.

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

As of June 30, 2023, the Company’s cash deposits of $420 were determined to be insufficient to fund its current operating plan and planned capital expenditures for the next month. On July 10, 2023, the Company completed a public offering of its common stock and pre-funded warrant along with the common stock purchase warrant, for aggregate gross proceeds of approximately $11 million, before deducting placement agents’ fees and offering expenses payable, of which approximately $5.3 million was used from the proceeds to satisfy the indebtedness due to 3i in connection with certain secured promissory notes issued to 3i, which resulted in net proceeds of approximately $4.7 million which has been determined to be insufficient to fund the Company’s operations for longer than approximately three months. We believe that our existing cash and cash equivalents as of August 14, 2023, and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for the twelve months from the date of this Report. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2023	2022
	(In thousands)

Net cash flows used in operating activities	$(5,697)	$(9,963)
Net cash flows provided by investing activities	—	809
Net cash flows (used in) provided by financing activities	4,023	(2,311)
Effect of foreign exchange rates on cash	65	(413)
Net (decrease) increase in cash	$(1,609)	$(11,878)

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was approximately $5.7 million compared to approximately $10.0 million for the six months ended June 30, 2022. The $4.2 million decrease in net cash used in operating activities was primarily the result of a decreased loss of $2.4 million, an increase in non-cash expenses of $1.7 million, offset by an increase in net cash provided by operating assets and liabilities of $3.5 million.

Investing Activities

In the six months ended June 30, 2023, there were no cash flows from investing activities. In the six months ended June 30, 2022, we received $809 thousand from financing activities associated with the sale of IP.

Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was approximately $4 million compared to approximately $2.3 million used in the six months ended June 30, 2022. The increase in net cash provided by investing activities was primarily due to the receipt of $6,815 in net proceeds from the sale of common stock, $1,160 in net proceeds from the issuance of Series C Preferred stock, and $1,050 from the issuance of promissory notes, offset by $3,348 in repayment of debt, including promissory notes, and $1,652 on the conversion of Series A Preferred stock.

In the six months ended June 30, 2022, we incurred a $2.3 million financing cost as a result of a $1.5 million floor price adjustment on converted Series A Preferred Stock. We also paid an $800 Registration Delay Penalty on our Series A Preferred stock.

Operating Capital and Capital Expenditure Requirements

As of August 11, 2023, we had a cash position of approximately $1.2 million. We believe that our existing cash and cash equivalents as of the date of this Report, and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of this Report. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern. Our estimate as to how long we expect our cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2023, and 2022, and our audited consolidated financial statements for the years ended December 31, 2022, and 2021, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the years ended December 31, 2022, and 2021, included in our Form 10-K for the year ended December 31, 2022, filed on March 13, 2023, and there have been no significant changes to our significant accounting policies during the six months ended June 30, 2023. These unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes.

Recently Issued Accounting Pronouncements

See the sections titled “Recently adopted accounting pronouncements” in Note 2(cc) and “Recently issued accounting pronouncements not yet adopted” in Note 2(dd) to the Company’s consolidated financial statements for the years ended December 31, 2022 and 2021, respectively, appearing in the Company’s 10-K filed with the SEC on March 13, 2023; and in Note 2(h) to the Company’s unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2023 and 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, we are exempt from the requirements of Item 3.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, we identified material weaknesses in our internal controls over financial reporting because we did not have a formal process for period end financial closing and reporting, we historically had insufficient resources to conduct an effective monitoring and oversight function independent from our operations and we lack accounting resources and personnel to properly account for accounting transactions such as the issuance of warrants with a derivative liability component. In particular, the material weaknesses identified were:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than as described above.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 13, 2023 before making an investment decision. If any of the risks occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Report.

Risks Related to Our Business

We are in default under our license agreement with Novartis

Pursuant to a license agreement with Novartis and our wholly-owned subsidiary Allarity Therapeutics Europe ApS dated April 6, 2018, we have the right to use dovitinib used in combination with stenoparib to address the second-line or later treatment of metastatic ovarian cancer. Under the terms of the license agreement, we were required to make certain milestone payments, including a payment of $1,500,000 which was due on April 1, 2023. We did not make that milestone payment, and on April 4, 2023, we received notice from Novartis stating that Allarity Therapeutics Europe ApS is in breach of the license agreement and had 30 days from April 4, 2023, to cure. Subsequent to our April Offering, at the end of April 2023, we made a payment of $100,000 and on August 11, 2023 we made a further payment of $300,000 to Novartis. We are currently working with Novartis on an alternate payment structure. However, no assurance can be given that Novartis will accept an alternative payment structure and if we fail to make the milestone payments, Novartis does not agree to an alternative payment structure or we are otherwise in breach of the license agreement, we may lose our right to use dovitinib which will adversely affect our ability to conduct our clinical trials and to achieve our business objectives and adversely affect our financial results.

We have insufficient cash to continue our operations, our continued operations are dependent on us raising capital and these conditions give rise to substantial doubt over the Company’s ability continue as a going concern

As of June 30, 2023, we had $420 thousand in cash, and an accumulated deficit of $88.2 million. We had a working capital deficit of $9 million. On July 10, 2023, the Company completed an equity financing and received net proceeds of approximately $4.7 million. As of August 11, 2023, we had a cash position of approximately $1.2 million, which has been determined to be insufficient to fund the Company’s operations for longer than approximately three months from such date. We believe that our existing cash and cash equivalents as of the date of this filing, and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for the twelve months from the date of this Report. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern. We will need to raise additional capital after to support our operations and execute our business plan. We will be required to pursue sources of additional capital through various means, including debt or equity financing. Any new securities that we may issue in the future may be sold on terms more favorable for our new investors than the terms on which our stockholders acquired our securities. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. We cannot assure that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us and may cause existing shareholders both book value and ownership dilution. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

Risks Related to Our Securities

Although we are currently in compliance with The Nasdaq Capital Market continued listing requirements, If we do not continue to comply with the Nasdaq requirements, our Common Stock will be delisted.

The listing of our Common Stock on The Nasdaq Capital Market is contingent on our compliance with The Nasdaq Capital Market’s conditions for continued listing. On April 20, 2022, we received notice from the Nasdaq Listing Qualifications stating that because we had not yet filed our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) by its due date, we were no longer in compliance with the listing requirement which requires listed companies to timely file all required periodic financial reports with the SEC. On May 17, 2022, we filed our Form 10-K with the SEC. Subsequent to the filing of the Form 10-K, we were late in filing our Form 10-Q for the quarterly periods ended March 31, 2022, and June 30, 2022.

On October 12, 2022, we received a letter from Nasdaq Listing Qualifications notifying us that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “June Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5450(b)(1)(A) for The Nasdaq Global Market, which requires that a listed company’s stockholders’ equity be at least $10.0 million. As reported on the June Form 10-Q, the Company’s stockholders’ equity as of June 30, 2022 was approximately $8.0 million. Pursuant to the letter, we were required to submit a plan to regain compliance with Nasdaq Listing Rule 5450(b)(1)(A) by November 26, 2022. After discussions with the Nasdaq Listing Qualifications staff, on December 12, 2022, we filed a plan to regain and demonstrate long-term Nasdaq Listing Qualifications compliance including seeking to phase-down to The Nasdaq Capital Market. On December 21, 2022, we received notification from the Nasdaq Listing Qualifications staff that they have granted us an extension of time until April 10, 2023, to regain and evidence compliance with Nasdaq Listing Rule 5450(b)(1)(A). On April 11, 2023, we received notification from the Nasdaq Listing Qualifications staff that it has determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Form 8-K by the April 10, 2023 deadline, evidencing compliance with Nasdaq Listing Rule 5450(b)(1)(A), and, as a result, the staff notification indicated that Company’s Common Stock will be delisted from The Nasdaq Global Market. In that regard, unless the Company requests an appeal of such determination by April 18, 2023, trading of the Company’s Common Stock will be suspended at the opening of business on April 20, 2023, and a Form 25-NSE will be filed with the SEC which will remove the Company’s Common Stock from listing and registration on The Nasdaq Stock Market LLC. The Company requested an appeal for such determination, and on May 18, 2023, the Company had its appeal hearing before the Nasdaq hearings panel.

On November 21, 2022, the Company received written notice from Nasdaq Listing Qualifications indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share under the Nasdaq Listing Rules. Based on the closing bid price of the Company’s listed securities for the last 30 consecutive business days from October 10, 2022, to November 18, 2022, the Company no longer met the minimum bid price requirement set forth in Listing Rule 5550(a)(2). Under Nasdaq Listing Rules, we are provided with a compliance period of 180 calendar days, or until May 22, 2023, to regain compliance under the Nasdaq Listing Rules. In the event we do not regain compliance by May 22, 2023, we may be eligible for additional time to regain compliance. On March 24, 2023, we effected the 1-for-35 share consolidation of our Common Stock in order to attempt to meet the minimum bid requirement of $1.00 per share.  On May 23, 2023, we received a letter from the staff of Nasdaq Regulation that the Company did not regain compliance of the minimum bid price requirement of $1.00 by May 22, 2023, and as a result, the Nasdaq hearings panel will consider this matter in their decision regarding the Company’s continued listing on The Nasdaq Global Market. On June 23, 2023, we held the Special Meeting of our stockholders to consider the adoption of an amendment to our certificate of incorporation to effect a reverse stock split within a range of 15 for 1 to 50 for 1 with the exact ratio to be determined by the Board and approved by the holder of our Series A Preferred Stock and we have informed the Nasdaq hearings panel of our Special Meeting. On June 23, 2023, at the Special Meeting, the June Reverse Stock Split Proposal was approved by the stockholders of the Company and subsequently the Board determined a fixed ratio of 40 for 1. The June Reverse Stock Split was effectuated on June 28, 2023.

On December 20, 2022, we received a written notice from Nasdaq Listing Qualifications indicating that we are not in compliance with the minimum MVPHS of $5,000,000 requirement under the Nasdaq Listing Rules Based on our MVPHS for the thirty-one (31) consecutive business days from November 4, 2022 to December 19, 2022, we no longer meet the minimum MVPHS requirement set forth in Listing Rule 5450(b)(1)(C). Under Nasdaq Listing Rules, we are provided with a compliance period of 180 calendar days, or until June 19, 2023, to regain compliance. To regain compliance under Nasdaq Listing Rules, our MVPHS must close at $5,000,000 for a minimum of ten (10) consecutive business days. In the event we do not regain compliance by June 19, 2023, we anticipate receiving a letter from Nasdaq Listing Qualifications seeking our delisting in which case, we will appeal to the Nasdaq hearings panel. On June 28, 2023, we received notification from Nasdaq Listing Qualifications that because we transferred to The Nasdaq Capital Market, we have regained compliance with Listing Rule 5550(a)(5) because our MVPHS has been $1,000,000 or greater for at least 10 consecutive business days.

On February 8, 2023, we received notice from Nasdaq Listing Qualifications stating that due to the resignation of Soren G. Jensen from the Company’s board and audit committee, effective on February 4, 2023, the Company no longer complies with Nasdaq’s Listing Rules’ independent director and audit committee requirements as set forth in Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4) which requires a majority of the board of directors to be comprised of independent directors and an audit committee of at least three independent directors. The February 8, 2023 Nasdaq Listing Qualification notice has no immediate effect on the listing or trading of the Company’s Common Stock on the Nasdaq Global Market. In accordance with Nasdaq Listing Rules, we have a cure period to regain compliance as follows: (i) until the earlier of the Company’s next annual shareholders’ meeting or February 4, 2024; or (ii) if the next annual shareholders’ meeting is held before August 3, 2023, then the Company must evidence compliance no later than August 3, 2023. The Company regained compliance on August 1, 2023, with the appointment of the New Directors.

On June 6, 2023, we received a letter from the Nasdaq hearings panel that granted the Company’s request for continued listing on the Nasdaq Stock Market LLC until July 1, 2023 and the Company’s transfer to The Nasdaq Capital Market, subject to the following conditions: (1) on or before July 1, 2023, the Company shall demonstrate compliance with Nasdaq Listing Rule 5450(b)(1) dealing with primary equity securities listed on the Global Market, and on or before July 1, 2023, the Company shall demonstrate compliance with Nasdaq Listing Rule 5450(a)(1) dealing with a minimum bid of $1.00 per share. The Nasdaq hearings panel reserves the right to reconsider its grant based on any event, condition or circumstance that exists or develops that would make continue listing of the Company’s securities on The Nasdaq Stock Market inadvisable or unwarranted. The Company intends to seek further clarification from the Nasdaq hearings panel as to the timing of meeting the conditions set forth in their letter. No assurance can be given that the Company will meet the conditions set forth in the Nasdaq hearings panel letter and that our shares of Common Stock will continue to be listed on The Nasdaq Stock Market LLC. On June 14, 2023, we received a clarification letter from Nasdaq granting the Company’s request for continued listing on The Nasdaq Capital Market and transfer to The Nasdaq Capital Market, subject to the following: (1) on or before July 10, 2023, the Company will demonstrate compliance with Listing Rule 5550(a)(2); and (2) on or before July 14, 2023, the Company will demonstrate compliance with Listing Rule 5550(b).

On July 14, 2023, the Company received a letter from Nasdaq confirming that the Company has regained compliance with the bid price and equity concerns, as required by the Nasdaq hearings panel decision dated June 6, 2023, as amended. The Company will be subject to a panel monitor for a period of one year from the July 14, 2023, letter pursuant to Nasdaq Listing Rule 5815(d)(4)(B).

Although we are currently in compliance with the Nasdaq listing requirements, if we fail to meet the Nasdaq listing requirements and do not regain compliance, we will be subject to delisting by Nasdaq. In the event our Common Stock is no longer listed for trading on The Nasdaq Capital Market, our trading volume and share price may decrease, and you may have a difficult time selling your shares of Common Stock. In addition, we may experience difficulties in raising capital which could materially adversely affect our operations and financial results. Further, delisting from Nasdaq markets could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees. Finally, delisting could make it harder for you and the Company to sell the securities and hard for us to raise capital.

We received a request for documents from the SEC in the investigation known as “In the Matter of Allarity Therapeutics, Inc.,” and, separately, a letter from Nasdaq, regarding the same matter, the consequences of which are unknown.

In January 2023, we received a request to produce documents from the SEC that stated that the staff of the SEC is conducting an investigation known as “In the Matter of Allarity Therapeutics, Inc.” to determine if violations of the federal securities laws have occurred. The documents requested appear to focus on submissions, communications and meetings with the FDA regarding our NDA for Dovitinib or Dovitinib-DRP. The SEC letter also stated that investigation is a fact-finding inquiry and does not mean that that the SEC has concluded that the Company or anyone else has violated the laws. As a result of the disclosure of the SEC request, the Nasdaq staff has requested us to provide them with the information requested by the SEC. We are providing the information requested by the SEC and Nasdaq staff.

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

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for our stockholders to sell our common stock or for us to sell equity securities in the future at a time and at a price that it deems appropriate. As of August 14, 2023, we had 1,417 shares of Series A Preferred Stock outstanding that can be converted into 340,080 shares of our common stock based on a conversion price of $4.50 per share and stated value of $1,080; and we have warrants that can be exercised for [5,014,644] shares of our common stock. The holder of the Series A Preferred Stock, and holders of our warrants may convert, exercise or exchange their securities into shares of common stock which sales thereof could adversely affect the market price of shares of our common stock, and dilute stockholders ownership of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 19, 2023, 3i, provided the Company with a loan for $350,000, evidenced by a Secured Promissory Note dated April 19, 2023 (the “April Note”), which required a mandatory conversion of the principal into 486 shares of Series A Preferred Stock (the “Note Conversion Shares”) subject to and upon the closing of the April Offering. On April 21, 2023, the Note Conversion Shares were issued to 3i and the April Note was cancelled.

On April 20, 2023, we entered into a Modification and Exchange Agreement with 3i pursuant to which we agreed to, among other things, (i) amend and restate the Certificate of Designations for the Series A Convertible Preferred Stock, which among other things, eliminates the Series A Preferred Stock redemption right and dividend (except for certain exceptions as specified in the Amended and Restated Certificate of Designations for the Series A Preferred Stock filed with the Secretary of State of the State of Delaware), and provides for the conversion of Series A Preferred Stock into Common Stock at a conversion price of $30.00 which is equal to the price for a share of Common Stock sold in the April 21, 2023 public offering, (ii) exchange 50,000 shares of Series C Preferred Stock beneficially owned by 3i for 5,577 shares of Series A Preferred Stock (the “Exchange Shares”), and (iii) issue a new warrant which reflects an exercise price of $30.00 and represents a right to acquire 315,085 shares of Common Stock in exchange for the PIPE Warrant. In connection with the July Offering, the warrant was further adjusted to reflect (a) new exercise price of $4.50 and (b) a right to purchase 2,100,565 shares of Common Stock (the “Exchange Warrant”). Thereafter, on July 26, 2023, pursuant to Section 2(e) of the Exchange Warrant, due to the event market price on the 16th day after the June Reverse Stock Split being less than the exercise price of the Exchange Warrant then in effect, the number of shares exercisable under such Warrant and the exercise price was further adjusted to 3,134,693 shares and $3.0155 per share, respectively.

On June 29, 2023, the Company entered into a Secured Note Purchase Agreement with 3i (the “June 2023 Purchase Agreement”) for a bridge loan in order to provide the Company with more time to secure additional financings. On June 30, 2023, 3i purchased a secured promissory note for a principal amount of $350,000 (“3i June Promissory Note”) which purchase price was paid in cash. Such note matures on July 31, 2023, and carries an interest rate of 5% per annum and is secured by all of the Company’s assets pursuant to the security agreement dated June 29, 2023. Under the 3i June Promissory Note, the outstanding obligations thereunder, including accrued interest will be paid in full at the next financing from the gross proceeds of such financing; provided, however, that if the gross proceeds from such financing are insufficient to settle the payment of the outstanding principal balance of the 3i June Promissory Note, together with all accrued interest thereon, in full, then the Company will instead be obligated to convert all of the unpaid principal balance of the 3i June Promissory Note, together with all accrued interest thereon, into Four Hundred Eighty-Six (486) shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Repayment Shares”). In connection with the Repayment Shares, the June 2023 Purchase Agreement provides that if the closing sale price of the shares of Common Stock of the trading day immediately prior to the execution of the June 2023 Purchase Agreement (the “Current Closing Price”) is lower than the initial conversion price of $30.00 as set forth in Certificate of Designation of Series A Preferred Stock, as amended and currently in effect (the “Series A COD”) then the conversion price will be reduced to the Current Closing Price, pursuant to the voluntary adjustment provision of Section 8 of the Series A COD (“Downward Adjustment to Conversion Price”) and of the Company shall file a second certificate of amendment to the Series A COD with the Delaware Secretary of State to amend the Series A COD to reflect the Downward Adjustment to Conversion Price. As contemplated by the June 2023 Purchase Agreement, the Company filed the Second Certificate of Amendment with the Delaware Secretary of State on June 30, 2023.

The offers, sales, and issuances of the 3i June Promissory Note, the Repayment Shares and common issuable upon conversion of the Repayment Shares, the April Note, the Note Conversion Shares to 3i were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act. The conversions of Series A Preferred Stock into Common Stock, and the issuance of the Exchange Shares and Exchange Warrant were exempt from registration pursuant to Section 3(a)(9).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of this Report.

Exhibit No.	Description
3.1(b)	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock of Allarity Therapeutics, Inc.
3.2(c)	First Certificate of Amendment to Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock
3.14(d)	Fourth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.
3.15(e)	Second Amendment to Certificate of Designation (Series A Preferred Stock)
3.16(g)	Third Certificate of Amendment to Certificate of Designation (Series A Preferred Stock)
4.2(b)	Warrant to Purchase Common Stock (3i)
4.3(b)	Form of Pre-Funded Warrant (April 2023)
4.4(b)	Form of Common Warrant (April 2023)
4.5(b)	Exchange Warrant
4.6(f)	Form of Pre-Funded Warrant
4.7(f)	Form of Common Warrant
4.8(g)	Form of Amended and Restated Common Stock Purchase Warrant
10.1*	First Amendment to Securities Purchase Agreement and Registration Rights Agreement
10.2(a)	First Amendment to Secured Note Purchase Agreement
10.3(a)	First Amendment to Security Agreement
10.4(a)	Form of Secured Promissory Note (2023)
10.5(b)	Form of Securities Purchase Agreement (April Offering)
10.6(b)	Secured Promissory Note
10.7(b)	Modification and Exchange Agreement
10.8(b)	Cancellation of Debt Agreement
10.9(b)	First Amendment to Registration Rights Agreement
10.10(b)	Limited Waiver Agreement
10.11(c)	Amendment to Modification and Exchange Agreement
10.12(c)	Fourth Amendment to the Exclusive License Agreement with Eisai, Inc.
10.13(e)	June 2023 Secured Note Purchase Agreement
10.14(e)	Security Agreement
10.15(e)	Secured Promissory Note
10.16(f)	Third Amendment to the Exclusive License Agreement with Eisai, Inc.
10.17(f)	Form of Securities Purchase Agreement
10.18(f)	Form of Limited Waiver and Amendment Agreement
10.19(f)	3i, LP - Limited Waiver and Amendment Agreement
10.20(f)	Form of Lock-Up Agreement
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)	Incorporated by reference from Form 8-K filed with the SEC on April 12, 2023.
(b)	Incorporated by reference from Form 8-K filed with the SEC on April 25, 2023.
(c)	Incorporated by reference from Form 8-K filed with the SEC on June 1, 2023.
(d)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2023.
(e)	Incorporated by reference from Form 8-K filed with the SEC on June, 30 2023.
(f)	Incorporated by reference from Form S-1 filed with the SEC on June 30, 2023.
(g)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2023.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLARITY THERAPEUTICS, INC., A Delaware Corporation

Date: August 14, 2023	By:	/s/ James G. Cullem
		Name:	James G. Cullem
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Joan Brown
		Name:	Joan Brown
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)