Form 10-Q
period 2023-09-30
Allarity Therapeutics, Inc.
filed 2023-11-14
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 8, 2023, the registrant had 4,558,623 shares of common stock outstanding.

Table of Contents

		Page
	Forward Looking Statements	ii

PART I – FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as at September 30, 2023 (Unaudited) and December 31, 2022	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2023 (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II – OTHER INFORMATION		44

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49

	Signatures	50

i

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q (the “Quarterly Report” or “Report”) to the “Company,” “Allarity,” “we,” “us,” “our” and similar terms refer to Allarity Therapeutics, Inc., Allarity Therapeutics A/S (as predecessor) and its respective consolidated subsidiaries. On June 28, 2023, the Company effected a 1-for-40 reverse stock split of the shares of common stock of the Company and on March 24, 2023 we effected a 1-for-35 reverse stock split (collectively, the “Reverse Stock Splits”). All historical share and per share amounts reflected throughout this Quarterly Report have been adjusted to reflect the Reverse Stock Splits.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report other than statements of historical fact are forward-looking statements for purposes of these provisions, including any statements of the Company’s plans and objectives for future operations, the Company’s future financial or economic performance (including known or anticipated trends), and the assumptions underlying or related to the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology, are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 13, 2023. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may impact such forward-looking statements include:

●	our estimates regarding expenses, capital requirements and need for additional financing. We have insufficient cash to continue our operations, and our continued operations are dependent on us raising capital and these conditions give rise to substantial doubt over our ability continue as a going concern;

●	the number of shares of Common Stock that may be sold in the public pursuant to Rule 144 under the Securities Act and current prospectus in relation to the number of our outstanding shares of Common Stock. If these shares of Common Stock are sold in the market all at once or at about the same time, it could depress the market price of our Common Stock and would also affect our ability to raise equity capital;

●	our ability to meet the Nasdaq Capital Market (“Nasdaq”) continued listing standards. The listing of our Common Stock on Nasdaq is contingent on our compliance with Nasdaq’s conditions for continued listing. We have a history of non-compliance and currently are not in compliance with the continued listing requirements. Pursuant to a Nasdaq letter dated July 14, 2023, the Company is subject to a panel monitor for a period of one year, which includes continued compliance with the stockholders’ equity requirement and other continued listing requirements. Failure to meet the stockholders’ equity requirement of $2,500,000 will result in immediate delisting, subject to the Company’s right to appeal. On October 27, 2023, we received notification from the Nasdaq Listing Qualifications staff that it intends to delist our Common Stock because the bid price of our Common Stock has closed at less than $1 per share over the previous 30 consecutive business days. The Company filed a notice of appeal and received a hearing date of February 1, 2024. In the event our Common Stock is no longer listed for trading on Nasdaq, our trading volume and share price may decrease, and you may have a difficult time selling your shares of Common Stock. In addition, we may experience difficulties in raising capital which would materially adversely affect our operations and financial results. Further, delisting from Nasdaq markets could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees;

●

our ability to maintain effective internal control over financial reporting, disclosures and procedures. If we do not maintain effective internal controls, our ability to record, process and report financial information timely and accurately could be adversely affected and could result in a material misstatement in our financial statements, which could subject us to litigation or investigations, require management resources, increase our expenses, negatively affect investor confidence in our financial statements and adversely impact the trading price of our Common Stock;

●	the impact of adjustments to our outstanding warrants because of future dilutive financings resulting in the decrease of exercise price and increase the number of shares of issuable under outstanding warrants, adjustment and exercise of such warrants would result in the material dilution of the percentage ownership of our stockholders and increase the number of shares of Common Stock in the public markets. The perception that such sales could occur could cause our stock price to fall;

●	our ability to cure the default under our license agreement with Novartis. We failed to make a milestone payment, and on April 4, 2023, we received notice from Novartis stating that Allarity Therapeutics Europe ApS was in breach of the license agreement and has 30 days from April 4, 2023, to cure. As a result of ongoing negotiations with Novartis to address our non-payment, we made payments to Novartis in the amount of $100,000 and $300,000 in April and August 2023, respectively. We intend to cure this breach upon and subject to availability of funds and/or continue working with Novartis on an alternate payment structure. However, no assurance can be given that Novartis will accept an alternative payment structure and if we fail to make the milestone payments, Novartis does not agree to an alternative payment structure or we are otherwise in breach of the license agreement, we may lose our right to use dovitinib, which will adversely affect our ability to conduct our clinical trials and to achieve our business objectives and adversely affect our financial results;

ii

●	the initiation, cost, timing, progress and results of our current and future preclinical studies and clinical trials, as well as our research and development programs;

●	our plans to develop and commercialize our drug candidates;

●	our ability to successfully acquire or in-license additional product candidates on reasonable terms;

●	our ability to maintain and establish collaborations or obtain additional funding;

●	our ability to obtain regulatory approval of its current and future drug candidates;

●	our expectations regarding the potential market size and the rate and degree of market acceptance of such drug candidates;

●	our expectations regarding our ability to fund operating expenses and capital expenditure requirements with our existing cash and cash equivalents, and future expenses and expenditures;

●	our ability to secure sufficient funding and alternative sources of funding to support when needed and on terms favorable to us to support our business objective, product development, other operations or commercialization efforts;

●	our ability to enroll patients in our clinical trials, or our clinical development activities;

●	our ability to retain key employees, consultants and advisors;

●	our ability to retain reliable third parties to perform work associated with our drug discovery, preclinical activities and to conduct our preclinical studies and clinical trials in a satisfactory manner;

●	our ability to secure reliable third party manufacturers to produce clinical and commercial supplies of API for our therapeutic candidates;

●	our ability to obtain, maintain, protect and enforce sufficient patent and other intellectual property rights for our therapeutic candidates and technology;

●	our anticipated strategies and our ability to manage our business operations effectively;

●	the impact of governmental laws and regulations;

●	the possibility that we may be adversely impacted by other economic, business, and/or competitive factors; and

●	our ability to maintain our licensed intellectual property rights to develop, use and market our therapeutic candidates.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except for share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$1,399	$2,029
Other current assets	1,029	1,559
Prepaid expenses	396	591
Tax credit receivable	1,563	789
Total current assets	4,387	4,968
Non-current assets:
Property, plant and equipment, net	29	21
Operating lease right of use assets	—	6
Intangible assets	9,459	9,549
Total assets	$13,875	$14,544
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$6,347	$6,251
Accrued liabilities	1,485	1,904
Warrant liability	3,938	—
Derivative warrant liability	3,946	374
Income taxes payable	28	41
Convertible debt and accrued interest, net of debt discount	—	2,644
Operating lease liabilities, current	—	8
Total current liabilities	15,744	11,222
Non-current liabilities:
Convertible promissory note and accrued interest, net of debt discount	1,167	1,083
Deferred tax	343	349
Total liabilities	17,254	12,654
Commitments and contingencies (Note 16)
Redeemable preferred stock (500,000 shares authorized)
Series A Preferred Stock $0.0001 par value (20,000 shares designated) shares issued and outstanding at September 30, 2023, and December 31, 2022, were 1,417 and 13,586, respectively (liquidation preference of $17.54 at September 30, 2023)	—	2,001
Series B Preferred Stock $0.0001 par value (200,000 shares designated); shares issued at September 30, 2023, and December 31, 2022 were 0 and 190,786, respectively (liquidation preference of $0 at September 30, 2023)	—	2
Series C Convertible Preferred stock $0.0001 par value (50,000 and 0 shares designated at September 30, 2023, and December 31, 2022, respectively); shares issued and outstanding at September 30, 2023 were Nil	—	—
Total redeemable preferred stock	—	2,003
Stockholders’ (deficit) equity
Series A Preferred stock $0.0001 par value (20,000 shares designated) shares issued and outstanding at September 30, 2023 and December 31, 2022 were 1,417 and 13,586 respectively (liquidation preference of $17.54 at September 30, 2023)	1,742	—
Common Stock, $0.0001 par value (750,000,000 and 30,000,000 shares authorized, at September 30, 2023 and December 31, 2022, respectively); shares issued and outstanding at September 30, 2023 and December 31, 2022 were 4,185,623 and 454,225, respectively	—	—
Additional paid-in capital	88,366	83,158
Accumulated other comprehensive loss	(758)	(721)
Accumulated deficit	(92,729)	(82,550)
Total stockholders’ deficit	(3,379)	(113)
Total liabilities, preferred stock and stockholders’ (deficit) equity	$13,875	$14,544

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(U.S. dollars in thousands, except for share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,948	$3,004	$4,480	$5,989
Impairment of intangible assets	—	—	—	14,007
General and administrative	2,478	1,558	7,770	7,717
Total operating expenses	4,426	4,562	12,250	27,713
Loss from operations	(4,426)	(4,562)	(12,250)	(27,713)
Other income (expenses)
Income from sale of IP	—	—	—	1,780
Interest income	12	14	19	19
Interest expense	(34)	(35)	(268)	(107)
Loss on investment	—	(45)	—	(115)
Foreign exchange losses	(156)	(406)	(87)	(944)
Fair value of New September Warrants	(4,189)	—	(4,189)	—
Fair value of modification to April & July 2023 Warrants	(591)	—	(591)	—
Change in fair value adjustment of derivative and warrant liabilities	4,937	2	7,187	13,442
Penalty on Series A Preferred Stock liability	—	—	—	(800)
Net other income (loss)	(21)	(470)	2,071	13,275
Net loss for the period before tax expense	(4,447)	(5,032)	(10,179)	(14,438)
Income tax benefit (expense)	—	(5)	—	1,218
Net loss	(4,447)	(5,037)	(10,179)	(13,220)
Cash payable on converted Series A Preferred Stock	—	(1,646)	—	(1,646)
Deemed dividends on Series A Preferred Stock	(1,105)	—	(8,392)	(1,572)
Deemed dividend on Series C Preferred Stock	—	—	(123)	—
Cash paid on converted Series A Preferred Stock	—	—	—	(1,511)
Net loss attributable to common stockholders	$(5,552)	$(6,683)	$(18,694)	$(17,949)

Basic and diluted net loss per common stock	$(2.24)	$(934.29)	$(19.38)	$(2,733.21)
Weighted-average number of common stock outstanding, basic and diluted	2,474,724	7,153	964,375	6,567
Other comprehensive loss, net of tax:
Net loss	$(4,447)	$(5,037)	$(10,179)	$(13,220)
Change in cumulative translation adjustment	(92)	(643)	(37)	(1,271)
Comprehensive loss attributable to common stockholders	$(4,539)	$(5,680)	$(10,216)	$(14,491)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

(U.S. dollars in thousands, except for share data)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Value, net	Number	Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	19,800	$632	5,783	$—	$85,244	$(600)	$(66,492)	$18,152
Conversion of preferred stock into common stock, net	(1,973)	(62)	533	—	381	—	—	381
Deemed dividend of 8% on preferred stock	—	1,572	—	—	(1,572)	—	—	(1,572)
Stock based compensation	—	—	—	—	1,065	—	—	1,065
Currency translation adjustment	—	—	—	—	—	(214)	—	(214)
Loss for the period	—	—	—	—	—	—	(3,080)	(3,080)
Balance, March 31, 2022	17,827	2,142	6,316	—	85,118	(814)	(69,572)	14,732
Conversion of preferred stock into common stock	(809)	(26)	315	—	26	—	—	26
Floor price liability	—	—	—	—	(1,377)	—	—	(1,377)
Reclassification of derivative liabilities related to converted preferred stock	—	—	—	—	161	—	—	161
Stock based compensation, net	—	—	—	—	(59)	—	—	(59)
Currency translation adjustment	—	—	—	—	—	(414)	—	(414)
Net loss	—	—	—	—	—	—	(5,103)	(5,103)
Balance, June 30, 2022	17,018	2,116	6,631	—	83,869	(1,228)	(74,675)	7,966
Conversion of preferred stock into common stock	(1,792)	(60)	698	—	60	—	—	60
Floor price liability	—	—	—	—	(1,646)	—	—	(1,646)
Reclassification of derivative liabilities related to converted preferred stock	—	—	—	—	341	—	—	341
Stock based compensation	—	—	—	—	406	—	—	406
Currency translation adjustment	—	—	—	—	—	(643)	—	(643)
Net loss	—	—	—	—	—	—	(5,037)	(5,037)
Balance, September 30, 2022	15,226	$2,056	7,329	$—	$83,030	$(1,871)	$(79,712)	$1,447

See accompanying notes to condensed consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Value	Number	Value	Number	Value	Number	Value	Number	Value	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2022	13,586	$2,001	190,786	$2	—	$—	—	—	11,356	$—	$83,158	$(721)	$(82,550	$(113)
Issuance of Series C Convertible Preferred Stock, net	—	—	—	—	50,000	1,160	—	—	—	—	—	—	—	—
Deemed dividend of 5% and accretion of Series C Convertible Preferred Stock to redemption value	—	—	—	—	—	167	—	—	—	—	(167)	—	—	(167)
Round up of common shares issued as a result of 1-for-35 reverse stock split	—	—	—	—	—	—	—	—	318	—	—	—	—	—
Conversion of Series A Preferred Stock into common stock, net	(3,838)	(565)	—	—	—	—	—	—	18,036	—	565	—	—	565
Redemption of Series B Preferred Stock	—	—	(190,786)	(2)	—	—	—	—	—	—	2	—	—	2
Stock based compensation (recoveries)	—	—	—	—	—	—	—	—	—	—	(121)	—	—	(121)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	84	—	84
Loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(3,352	(3,352)
Balance, March 31, 2023	9,748	$1,436	—	$—	50,000	$1,327	—	$—	29,710	$—	$83,437	$(637)	$(85,902	$(3,102)

See accompanying notes to condensed consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Value	Number	Value	Number	Value	Number	Value	Number	Value	Capital	Loss	Deficit	(Deficit)
Issuance of common stock, net, April 2023 Financing	—	—	—	—	—	—	—	—	250,000	—	6,815	—	—	6,815
Round up of common shares issued as a result of 1-for-40 reverse stock split	—	—	—	—	—	—	—	—	33	—	—	—	—	—
Fair value of April Warrants allocated to liabilities, net of financing costs	—	—	—	—	—	—	—	—	—	—	(3,772)	—	—	(3,772)
Conversion of Series A Preferred Stock into common stock	(5,509)	(812)	—	—	—	—	(2,705)	(2,522)	223,857	—	3,334	—	—	812
Deemed dividends on Series C Preferred Stock	—	—	—	—	—	119	—	—	—	—	(119)	—	—	(119)
Elimination of Series A redemption rights	(4,239)	(624)	—	—			4,239	3,952	—	—	(3,328)	—	—	624
Issuance of Series A Preferred Stock as repayment of debt	—	—	—	—	—	—	486	453	—	—	—	—	—	453
Redemption of Series A Preferred Stock for cancellation of debt	—	—	—	—	—	—	(1,550)	(1,445)	—	—	(207)	—	—	(1,652)
Exchange of Series C Preferred stock for Series A Preferred stock	—	—	—	—	(50,000)	(1,446)	5,577	5,199	—	—	(3,752)	—	—	1,447
Stock based compensation	—	—	—	—	—	—	—	—	—	—	180	—	—	180
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(29)	—	(29)
Loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(2,380)	(2,380)
Balance, June 30, 2023	—	—	—	—	—	—	6,047	5,637	503,600	—	82,588	(666)	(88,282)	(723)

See accompanying notes to condensed consolidated financial statements.

	Series A Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Value	Number	Value	Number	Value	Number	Value	Number	Value	Capital	Loss	Deficit	(Deficit)
July 10, 2023 modification of Series A Preferred stock	—	—	—	—	—	—	—	206	—	—	(206)	—	—	—
Issuance of common stock, net July 2023 financing	—	—	—	—	—	—	—	—	2,444,445	—	10,080	—	—	10,080
Fair value of July Warrants allocated to liabilities, net of financing costs	—	—	—	—	—	—	—	—		—	(6,254)	—	—	(6,254)
Redemption of Series A shares			—	—	—	—	(4,630)	(4,474)	—	—	(526)	—	—	(5,000)
September 2023 warrants exercised on inducement, net	—	—	—	—	—	—	—	—	1,237,578	—	1,238	—	—	1,238
Obligation to issue shares as a result of September 2023 warrant inducement	—	—	—	—	—	—	—	—	—	—	639	—	—	639
Fair value of warrants exercised on September warrant inducement	—	—	—	—	—	—	—	—	—	—	1,056	—	—	1,056
September 2023 modification of Series A Preferred shares	—	—	—	—	—	—	—	373	—	—	(373)	—	—	—
Stock based compensation	—	—	—	—			—	—	—	—	124	—	—	124
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—		(92)	—	(92)
Loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(4,447)	(4,447)
Balance, September 30, 2023	—	$—	—	$—	—	$—	1,417	$1,742	4,185,623	$—	$88,366	$(758)	$(92,729)	$(3,379)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in thousands)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(10,179)	$(13,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on the sale of IP	—	(1,780)
Penalty on Series A Preferred stock liability	—	800
Depreciation and amortization	28	58
Intangible asset impairment	—	14,007
Stock-based compensation	183	1,412
Unrealized foreign exchange loss	88	145
Non-cash finance expense	1,110	—
Non-cash interest	230	135
Fair value of New September Warrants	4,189	—
Fair value of modification to April & July 2023 warrants	591	—
Loss on investment	—	115
Change in fair value adjustment of warrant and derivative liabilities	(7,187)	(13,442)
Deferred income taxes	—	(1,342)
Changes in operating assets and liabilities:
Other current assets	530	388
Tax credit receivable	(774)	(787)
Prepaid expenses	195	(502)
Accounts payable	96	4,483
Accrued liabilities	(152)	(4,786)
Income taxes payable	(13)	23
Operating lease liability	(8)	(78)
Net cash used in operating activities	(11,073)	(14,371)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of IP	—	809
Net cash provided by investing activities	—	809
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Series C Convertible Preferred Stock issuance, net	1,160	—
Proceeds from 3i promissory notes	1,050	—
Repayment of 3i debt	(3,698)
Net proceeds from common stock and pre-funded warrant issuance	16,895	—
Net proceeds from warrants exercised in conjunction with price & warrant inducement	1,720	—
Redemption of Series A Preferred Stock	(6,652)	—
Redemption of Series B Preferred Stock	(2)
Cash paid in connection with conversion of Series A Preferred Stock	—	(1,511)
Penalty on Series A Preferred Stock liability	—	(800)
Net cash provided by (used in) financing activities	10,473	(2,311)
Net decrease in cash	(600)	(15,873)
Effect of exchange rate changes on cash	(30)	264
Cash, beginning of period	2,029	19,555
Cash, end of period	$1,399	$3,946
Supplemental information
Cash paid for income taxes	6	1
Cash paid for interest	36	20
Supplemental disclosure of non-cash investing and financing activities:
Offset of payable against receivable from sale of IP	—	971
Conversion of Series A Redeemable Preferred Stock to equity	3,899	1,103
Issuance of Series A Preferred Stock in Exchange for Series C Preferred Stock	5,199	—
Issuance of Series A Preferred Stock to extinguish 3i Promissory Note	453	—
Deemed dividend on elimination of Series A redemption rights	3,328	—
Deemed dividend on exchange of Series C Preferred stock for Series A Preferred stock	3,752	—
Deemed dividend on redemption of Series A Preferred Stock	207	—
Deemed dividends on Series A Preferred Stock	8,392	1,572
Deemed dividend on Series C Convertible Preferred Stock, and accretion of Series C Preferred shares to redemption value	123	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2023 and 2022

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

(a)	Reverse Stock Splits

On June 28, 2023, and on March 24, 2023, the Company effected a 1-for-40 reverse stock split and a 1-for-35 reverse stock split respectively of the shares of common stock of the Company (collectively, the “Reverse Stock Splits”). All historical share and per share amounts reflected throughout the financial statements (as defined below in 1(b) and these notes to the financial statements have been adjusted to reflect both of the Reverse Stock Splits. See Note 10(a).

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

The Company has incurred significant losses and has an accumulated deficit of $92.7 million as of September 30, 2023. As of September 30, 2023, our cash of $1,399 is insufficient to fund our current operating plan and planned capital expenditures for the next 12 months. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.

Management’s plans to mitigate the conditions or events that raise substantial doubt include additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources.

Considering the Company’s cash position as of November 14, 2023, the Company does not have sufficient funds for its current operations and planned capital expenditures. As discussed above the Company intends to seek capital through the sale of its securities or other sources. There are no assurances, however, that the Company will be successful in raising additional working capital, or if it is able to raise additional working capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter other such arrangements if and when needed would have a negative impact on its business, results of operations and financial condition and its ability to develop its product candidates.

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

The accompanying financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated balance sheet, results of operations and comprehensive loss, statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the current year ending December 31, 2023. The financial data presented herein do not include all disclosures required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022, thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2023.

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

The Company’s reporting currency is the U.S. dollar. The Company translates the assets and liabilities of its Denmark subsidiaries into the U.S. dollar at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during each monthly period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) as a component of accumulated other comprehensive loss.

Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are re-measured into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. Adjustments that arise from exchange rate translations are included in other comprehensive loss in the condensed consolidated statements of operations and comprehensive loss as incurred.

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

(d) Cash

Cash consists primarily of highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The Company had no cash equivalents or restricted cash on September 30, 2023, and December 31, 2022.

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

(f) Accumulated other comprehensive loss

Accumulated other comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2023 and 2022, the Company recorded accumulated foreign currency translation losses of ($92) and ($643), respectively. During the nine months ended September 30, 2023, and 2022, the Company recorded accumulated foreign currency translation losses of ($37) and ($1,271), respectively.

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

3. Other Current Assets

The Company’s other current assets are comprised of the following:

	September 30, 2023	December 31, 2022
Deposits	$56	$51
Salary deposit	80	85
Value added tax (“VAT”) receivable	69	82
Deferred manufacturing costs	699	—
Deferred consulting costs	—	81
Deferred Directors & Officers insurance expense	125	1,260
	$1,029	$1,559

4. Intangible assets

During the nine-month period ended September 30, 2023, because of continuing downward pressure on the Company’s common stock, we performed an impairment assessment and determined that no further impairment of our intangible assets is required as of September 30, 2023.

As a result of both the Company’s February 15, 2022, receipt of a Refusal to File (“RTF”) from the U.S. Food and Drug Administration regarding the Company’s new drug application (“NDA”) for Dovitinib, and the current depressed state of the Company’s stock price, the Company has performed an impairment assessment on its individual intangible assets utilizing a discounted cash flow model with a weighted average cost of capital (“WACC”) of 16%, and recognized an impairment charge of $14,007 during the nine month period ended September 30, 2022. During the quarter ended December 31, 2022, because of continued downward pressure on the Company’s common stock, we performed an additional impairment assessment on the Company’s individual intangible asset utilizing a discounted cash flow model with a WACC of 26% and recognized a further impairment charge of $3,564.

The Company’s IPR&D assets have been classified as indefinite-lived intangible assets. Our individual material development project in progress, Stenoparib, is recorded at $9,459 and $9,549 on September 30, 2023, and December 31, 2022, respectively.

5. Accrued liabilities

The Company’s accrued liabilities are comprised of the following:

	September 30, 2023	December 31, 2022
Development cost liabilities (Notes 16(a) and (b))	$874	$964
Accrued consulting fees	150	—
Payroll accruals	162	221
Accrued Board member fees	44	91
Accrued audit and legal	154	239
Other	101	389
	$1,485	$1,904

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

The Promissory Note pays simple interest on the outstanding principal amount from the date until payment in full, which interest shall be payable at the rate of 5% per annum. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The entire outstanding principal balance of the Promissory Note and all accrued interest shall be fully due and payable on the earlier to occur of: (i) the 7th anniversary of the Original Issuance Date which is April 6, 2025; and (ii) an Event of Default (the ”Maturity Date”). The Promissory Note is convertible upon an initial public offering (“IPO”) of Allarity Therapeutics Denmark ApS and allows Novartis a one-time right to exchange the Convertible Pro Allarity Therapeutics Denmark ApS Promissory Note for such number of equity securities of Allarity Therapeutics Denmark ApS equal to 3% of outstanding equity securities, calculated on a fully diluted as-converted to common stock basis, held by all holders of equity securities of Allarity Therapeutics Denmark ApS immediately prior to the closing of the IPO.

During the nine-month periods ended September 30, 2023 and 2022, the Company recorded $84 and $78, respectively to interest expense and increased the convertible promissory note liability by the same amount. The roll forward of the Promissory Note as of September 30, 2023, and December 31, 2022, is as follows:

	September 30, 2023	December 31, 2022
Convertible promissory note	$1,000	$1,000
Less debt discount, opening	(162)	(215)
Plus, accretion of debt discount, interest expense	38	53
Convertible promissory note, net of discount	876	838
Interest accretion, opening	245	194
Interest accrual, expense	46	51
Convertible promissory note – net, ending balance	$1,167	$1,083

7. Convertible debt

3i, LP Convertible Secured Promissory Notes

On November 22, 2022, the Company entered into a Secured Note Purchase Agreement (“Purchase Agreement”) with 3i, LP (“Holder”, or “3i”), whereby the Company authorized the sale and issuance of three Secured Promissory Notes (each a “Note” and collectively, the “Notes”). Effective November 28, 2022, the Company issued: (1) a Note in the principal amount of $1,667 as payment of $1,667 due to 3i, LP in Alternative Conversion Floor Amounts that began to accrue on July 14, 2022; (2) a Note in the principal amount of $350 in exchange for cash; and (3) effective December 30, 2022, the Company issued an additional Note in the principal amount of $650 in exchange for cash. Each Note matures on January 1, 2024, carries an interest rate of 5% per annum, and is secured by all of the Company’s assets pursuant to a security agreement (the “Security Agreement”). Discounts to the principal amounts are included in the carrying value of the Notes and amortized to interest expense over the contractual term of the underlying debt. During 2022, the Company recorded a $34 debt discount upon issuance of the Notes related to legal fees paid that were capitalized as debt issuance costs. For the nine month period ended September 30, 2023, interest expense totaled $43, comprised of $33 for contractual interest and $10 for the amortization of the debt discount.

On April 19, 2023, 3i, provided the Company with a loan for $350, which was evidenced by a Secured Promissory Note dated April 19, 2023 (the “April Note”).

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

On June 29, 2023, the Company entered into a Secured Note Purchase Agreement with 3i, (the “June 2023 Purchase Agreement”), pursuant to which, on June 30, 2023, 3i purchased a secured promissory note for a principal amount of $350 (the “3i June Promissory Note”). Such note matured on July 31, 2023, and carried an interest rate of 5% per annum, and is secured by all of the Company’s assets pursuant to that certain security agreement dated June 29, 2023 (the “Security Agreement”). As contemplated by the June 2023 Purchase Agreement, the Company filed the Second Certificate of Amendment with the Delaware Secretary of State on June 30, 2023. From the proceeds of the July Offering, on July 10, 2023, the Company redeemed the 3i June Promissory Note for $351 in cash.

The roll forward of the Notes as of September 30, 2023, and December 31, 2022, is as follows:

	September 30, 2023	December 31, 2022
Secured promissory notes	$2,667	$2,667
Less debt discount, opening	(32)	(35)
Plus, accretion of debt discount, interest expense	9	2
Carrying value of the Notes	2,644	2,634
Interest accretion, opening	10	—
Interest accrual, expense	33	10
	$2,687	$2,644
Less: repayment April 10, 2023	(2,687)	—
Plus: June 2023 Promissory Note proceeds and interest	351	—
Less: July 10, 2023 repayment	(351)	—
Secured promissory note, ending balance	$—	$2,644

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

On April 20, 2023, the Company also entered into a Cancellation of Debt Agreement as described in Note 7. Pursuant to such agreement, 1,550 shares of Series A Preferred Stock (the “Redemption Shares”) beneficially owned by 3i were redeemed in full for a purchase price of $1,652, which redemption price was paid in cash from the portion of the proceeds from the April Offering. The Company also entered into the First Amendment to the Registration Rights Agreement dated May 20, 2023 (the “RRA”), which became effective upon the April Offering Closing, to amend certain defined terms under the RRA to include the Exchange Shares, the New Warrant Shares and the Note Conversion Shares.

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

In connection with the September 2023 Inducement Letter and the transactions contemplated therein, the Company and 3i, LP entered into a limited waiver agreement (the “Waiver”) pursuant to which 3i, LP agreed to allow the filing of the Resale Registration Statement not otherwise permitted under certain agreements with 3i, LP. In consideration of entering in the Waiver, the Company agreed to amend the “Conversion Price” of the Series A Convertible Preferred Stock to equal $1.00 as soon as practicable. On September 22, 2023, the Company filed the Fourth Certificate of Amendment to the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (“Fourth Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $1.00. In addition, as a result of the issuance of the Inducement Warrants, pursuant to the terms of the Exchange Warrant, in September 2023 the number of shares exercisable and the exercise price of the Exchange Warrant was adjusted to 9,452,667 shares of Common Stock and $1.00 per share, respectively.

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

(c) 3i Warrants

Effective April 21, 2023, pursuant to the terms of a Exchange Agreement, the PIPE Warrant was exchanged for an Exchange Warrant representing a right to acquire 315,085 shares of Common Stock, exercisable at $30.00 per share. The number of shares exercisable under the Exchange Warrant and the exercise price was subsequently adjusted in July 2023 to the right to acquire 9,452,667 shares of Common Stock, exercisable at $1.00 per share.

Effective July 10, 2023, upon the closing of the July Offering, the number of shares exercisable under the Exchange Warrant and the exercise price was adjusted to 2,100,565 shares of Common Stock and $4.50 per share, respectively. Subsequently on July 26, 2023, pursuant to Section 2(e) of the Exchange Warrant, due to the event market price on the 16th day after the June Reverse Stock Split being less than the exercise price of the Exchange Warrant then in effect, the number of shares exercisable under such Warrant and the exercise price was further adjusted to 3,134,693 shares and $3.0155 per share, respectively.

Effective September 14, 2023, the date of the September Induced Warrant offering, the number of shares exercisable under the Exchange Warrant and the exercise price was adjusted to 9,452,667 shares of Common Stock and $1.00 per share, respectively.

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

Subsequent to December 9, 2022, because of the agreed conversion price adjustment, although bifurcation of the conversion feature is still required, the value of the derivative has been determined to be immaterial since the conversion price will always be at market. Additionally, because the Series A redemption terms were amended to be entirely within the Company’s control, they have now been classified as permanent equity. Management has fair valued the Series A Preferred Stock prior to and after its modification and because the change in fair value was greater than 10%, has made a policy election to treat the amendment as an extinguishment. Accordingly, the difference in fair value has been recorded as a deemed dividend and reduction in additional paid in capital.

As of April 21, 2023, the Company used the Black-Scholes option pricing model to determine the fair value of the 4,239 Series A Preferred shares outstanding at $3,952 versus their carrying value of $624. Accordingly, the Company has recorded a deemed dividend of $3,328 as at April 21, 2023.

As of July 10, 2023, the Company used the Black-Scholes option pricing model to determine the fair value of the 6,047 Series A Preferred shares outstanding at $5,843 versus their carrying value of $5,637. Accordingly, the Company has recorded a deemed dividend of $206 as at July 10, 2023.

As of September 14, 2023, the Company used the Black-Scholes option pricing model to determine the fair value of the 1,417 Series A Preferred shares outstanding at $1,742 versus their carrying value of $1,369. Accordingly, the Company has recorded a deemed dividend of $373 as at September 14, 2023.

During the three month period ended September 30, 2023, the Company used the Black-Scholes option pricing model to determine the fair values using the following inputs:

	Series A Preferred Shares September 14, 2023	Series A Preferred Shares July 10, 2023
Number of shares valued	1,417	6,047
Stock Price	$1.00	$3.40
Exercise price pre-modification	$4.50	$8.00
Exercise price post-modification	$1.00	$4.50
Risk fee rate	5.37%	5.28%
Dividend	0%	0%
Volatility	119%	140%

During the nine month period ended September 30, 2023, the Company used the Black-Scholes option pricing model to determine the fair values using the following inputs:

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

(f) Series A Preferred Stock Conversions

i.	Nine month period ended September 30, 2023

During the nine month period ended September 30, 2023, 3i exercised its option to convert 12,052 shares of Series A Preferred stock for 241,893 shares of common stock at the fair value of $3,899. From the proceeds of the July Offering, on July 10, 2023, the Company redeemed (i) 4,630 shares of Series A Preferred Stock held by 3i, for $5,000, and (ii) the 3i June Promissory Note (as defined below) for $351 in cash. As a result of the payment, the 3i June Promissory Note was paid in full on July 10, 2023. As of September 30, 2023, the Company had 1,417 shares of Series A Preferred Stock issued and outstanding.

ii.	Nine month period ended September 30, 2022

Between January 1, 2022, and September 30, 2022, a total of 4,574 Series A Preferred shares were converted into 1,592 shares of our common stock, thereby reducing outstanding Series A Preferred shares at September 30, 2022 to 15,226. The fair value of the derivative liability associated with the Series A Preferred Stock converted during the nine-month period ended September 30, 2022, as determined by Monte Carlo simulations, was $955.

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

The accounting for the Series A Preferred Stock and Warrants is illustrated in the table below:

	Consolidated Balance Sheets				Consolidated Statement of Operations & Comprehensive Loss
	Warrant liability	Series A Convertible Preferred Stock – Mezzanine Equity	Series A Preferred Stock	Additional paid-in capital	Fair value adjustment to derivative and warrant liabilities

Balances at December 31, 2022	$374	$2,001	$—	$(3,756)	$—
Conversion of 3,838 Series A Preferred Stock, net	—	(565)	—	575	—
Fair value adjustment	(309)	—	—	—	309
Balances, March 31, 2023	65	1,436	—	(3,181)	309
Conversion of 8,214 Series A Preferred Stock	—	(812)	(2,522)	3,334	—
Elimination of redemption rights on Series A Preferred stock; deemed dividend of $3,328	—	(624)	3,952	(3,328)	—
Redemption of 1,550 Series A Preferred Stock	—	—	(1,445)	—	—
Issuance of 486 Series A Preferred stock as repayment of $350 debt; $103 charged to interest expense	—	—	453	—	—
Exchange of 50,000 Series C Preferred Stock for 5,577 Series A Preferred Stock; deemed dividend of $3,959	—	—	5,199	(3,959)	—
Fair value adjustment	1,078	—	—	—	(1,078)
Balances, June 30, 2023	1,143	$—	5,637	(7,134)	(769)
July 10, 2023 modification	—	—	206	(206)	—
Redemption of 4,630 Series A Preferred stock	—	—	(4,474)	(526)	—
September 14, 2023 modification	—	—	373	(373)	—
Fair value adjustment	2,803	—	—	—	(2,803)
Balances, September 30, 2023	$3,946	$—	$1,742	$(8,239)	$(3,572)

	Consolidated Balance Sheets					Consolidated Statement of Operations & Comprehensive Loss
	Warrant liability	Series A Preferred Derivative Liability	Series A Convertible Preferred Stock – Mezzanine Equity	Additional paid-in capital	Accrued Liabilities	Fair value adjustment to derivative and warrant liabilities

Balances at December 31, 2021	$11,273	$7,181	$632	$82	$—	$—
Conversion of 1,973 Series A Preferred Stock, net	—	(452)	(62)	381	134	—
8% Deemed dividend on Preferred Stock	—	—	1,572	(1,572)	—	—
Fair value adjustment at March 31, 2022	(9,008)	(3,558)	—	—	—	12,566
	2,265	3,171	2,142	(1,109)	134	12,566
Conversion of 809 shares of Series A Preferred Stock	—	(161)	(26)	187	—	—
Floor price adjustment on conversion of 809 shares of Series A Preferred Stock	—	—	—	(1,377)	1,377	—
Cash payment of accrued liabilities	—	—	—	—	(1,511)	—
Fair value adjustment	(746)	(128)	—	—	—	874
Balances, June 30, 2022	1,519	2,882	2,116	(2,299)	—	13,440
Conversion of 1,792 shares of Series A Preferred Stock	—	(341)	(60)	401	—	—
Floor price adjustment on conversion of 1,792 shares of Series A Preferred Stock	—	—	—	(1,645)	1,645	—
Fair value adjustment	(257)	255	—	—	—	2
Balances, September 30, 2022	$1,262	$2,795	$2,056	$(3,546)	$1,645	$13,442

B.	Series C Convertible Preferred Stock

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

The roll forward of the Series C Preferred Stock as of September 30, 2023, is as follows:

September 30, 2023
Series C Preferred Stock, cash received	$1,200
Less debt discount, opening	(40)
Plus, 5% dividend and accretion	286
1,446
Exchange of Series C Preferred stock for Series A Preferred stock	(1,446)
Series C Preferred Stock – net, ending balance	$—

9. Derivative Liabilities

(a) Continuity of 3i Warrant Liability and Series A Redemption Feature Derivative Liabilities

The 3i Warrant and Series A redemption feature derivative liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value as of September 30, 2023, and December 31, 2022, is presented in the following table:

	3i Warrants	3i Fund Series A Redemption Feature
	Issued December 20, 2021
Balance as of January 1, 2022	$11,273	$7,181
Change in fair value	(10,899)	(6,227)
Amount transferred to Equity	—	(954)
Balance as of December 31, 2022	$374	$—
Fair value per 3i Warrant / Series A Preferred Stock issuable at period end	$6.48	$—
Balance as of January 1, 2023	$374	$—
Change in fair value in the nine months ended September 30, 2023	3,571	—
Balance as of September 30, 2023	$3,946	$—
Fair value per 3i Warrant / Series A Preferred Stock issuable at period end	$0.42	$—

(b) 3i Warrants – Valuation Inputs

On September 30, 2023, and December 31, 2022, the Company utilized the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to estimate the fair value of the 3i Warrants to be approximately $3,946 and $374 respectively. The 3i Warrants were valued at September 30, 2023, and December 31, 2022, using the following inputs:

	September 30, 2023	December 31, 2022
Exercise price	$1.00	$9.91
Stock price on valuation date	$0.75	$0.29
Risk-free rate	5.22%	4.33%
Expected life of the Warrant to convert (years)	1.22	1.97
Rounded annual volatility	152%	131%
Timing of liquidity event	Q4 - 2023	March 15,2023
Expected probability of event	10%	100%

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

On June 23, 2023, we held a Special Meeting of Stockholders (the “Special Meeting”) for our stockholders of record of our outstanding shares of Common Stock and Series A Preferred Stock. At the Special Meeting, the stockholders of Common Stock and Series A Preferred Stock approved an amendment to our Certificate of Incorporation, to, at the discretion of the board, effect a reverse stock split with respect to our issued and outstanding Common Stock at a ratio between 1-for-15 and 1-for-50 (the “June Reverse Stock Split Proposal”). Upon stockholder approval, the Board of Directors determined a ratio of 1-for-40 for the reverse stock split (the “June Reverse Stock Split”). On June 28, 2023, the Company filed a Fourth Certificate of Amendment of the Certificate of Incorporation to effect the June Reverse Stock Split on June 28 2023 (the “June Share Consolidation”). No fractional shares were issued in connection with the June Share Consolidation. If, as a result of the June Share Consolidation, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up to the next whole number. The June Share Consolidation resulted in a reduction of our outstanding shares of Common Stock from 20,142,633 to approximately 503,566. The par value of our authorized stock remained unchanged at $0.0001.

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

(c) Series C Preferred Stock

On February 24, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Redeemable Preferred Stock (the “Series C COD”) with the Delaware Secretary of State designating 50,000 shares of its authorized and unissued preferred stock as Series C Preferred Stock with a stated value of $27.00 per share. On February 28, 2023, the Company filed a Certificate of Amendment to the Series C COD (the “COD Amendment”) to clarify the terms of conversion price and floor price based on definitions provided in the Series C COD (the COD Amendment, together with the Series C COD, the “COD”). Each share of Series C Preferred Stock has 620 votes and is subject to certain redemption rights and voting limitations. See Note 17(c).

Pursuant to the terms of a Modification and Exchange Agreement dated April 20, 2023, by and between 3i and the Company, effective April 21, 2023, 3i exchanged 50,000 shares of Series C Preferred Stock (the “Series C Shares”) beneficially owned by 3i for 5,577 shares of Series A Preferred Stock.

(d) Common Share, Pre-Funded Warrant and Common Share Purchase Warrant issuances

During the three months ended September 30, 2023, the Company:

i. issued 357,223 shares of our Common Stock pre-funded warrants to purchase up to 2,087,222 shares of common stock (the “July Pre-Funded Warrants”), and common warrants to purchase up to 2,444,445 shares of Common Stock (the “2023 July Common Warrants”) at an effective combined purchase price of $4.50 per share and related common stock purchase warrants for aggregate gross proceeds of approximately $11 million, before deducting placement agent fees and offering expenses payable by the Company of approximately $920 (“July Offering”). The securities in the July Offering were registered pursuant to the registration statement on Form S-1, as amended (File No. 333-272469). The purchase price of each July Pre-Funded Warrant and 2023 July Common Warrant was equal to $4.50 less the $0.001 per share exercise price of each Pre-Funded Warrant. Such securities were sold pursuant to a securities purchase agreement with the purchaser signatory thereto or pursuant to the prospectus which was part of an effective registration statement on Form S-1 filed with the SEC. As of September 30, 2023, all July Pre-Funded Warrants were exercised prior in exchange for 2,087,222 common shares.

ii. entered into an Inducement Letter dated September 14, 2023 (the “Inducement Letter”) with each of Armistice Capital Master Fund Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (“September Investors”) who were the holders of existing common stock purchase warrants issued (i) in the April Offering (the “April Warrants”) and (ii) in the July Offering (the “July Warrants” and together with the April Warrants, the “Existing Warrants”). Pursuant to the Inducement Letter, the September Investors agreed to exercise for cash their respective Existing Warrants to purchase an aggregate of up to 2,438,889 shares of the Company’s Common Stock (the “Existing Warrant Shares”), at a reduced exercise price of $1.00 per share, in consideration for the Company’s agreement to issue a new unregistered common stock purchase warrant to purchase up to a number of shares of Common Stock equal to 200% of the number of Existing Warrant Shares issued, or the Inducement Warrants, pursuant to each Existing Warrant exercise (the “Inducement Warrant Shares”), exercisable for 5 years and six months from the issue date, at an exercise price of $1.00, subject to adjustment. Upon execution of the Inducement Letter by each of the September Investors the Company issued the Inducement Warrants to the September Investors pursuant to a private placement (the “September Private Placement”). As of September 30, 2023, we have received approximately $1.87 million, before deducting placement agent fees and offering expenses payable by the Company of approximately $156 thousand in exchange for the exercise of 1,237,578 Existing Warrant Shares; and we have recorded an obligation to issue 639,000 Existing Warrant Shares.

(e) April 2023, July 2023 and September 2023 Common Warrants

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

Pursuant to a securities purchase agreement entered into with certain investors in the April Offering, we agreed that for a period of 90 days from the close of the April Offering, that we would not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible or exercisable into Common Stock or file a registration statement with the SEC to register our securities, subject to certain exceptions. The investors to the securities purchase agreement in the April Offering, excluding 3i, have agreed to waive that provision and permit the July offering of our Common Stock, pre-funded warrants and common warrants (“Offering Waiver”) in exchange for (i) the repricing of the exercise price of the April 2023 Common Warrant to the exercise price of the common warrant offered in the July Offering if the exercise price of the common warrant is lower than the then-current April 2023 Common Warrant exercise price; and (ii) extending the termination date of the April 2023 Common Warrant to the date of termination of the common warrants offered in the July Offering As a result of the July Offering, investors to the securities purchase agreement in the April Offering, excluding 3i, had the exercise price of their April 2023 Common Warrant reduced to $4.50 per share and the exercise period extended to on or around July 10, 2028. 3i and the Company entered into a separate limited waiver and amendment agreement, as discussed above. We used the Black-Scholes option pricing model to fair value the April Common Warrants as of July 10, 2023, using the Black-Scholes option pricing model and recorded the incremental value of $202 as a fair value modification cost   in other income (expenses).

Management considered the September, July and April Common Warrants, which do not represent outstanding shares, and determined that they contain certain contingent redemption features, outside of the Company’s control and at the election of the Holder, which may require the Company to repurchase the July and April Common Warrants or Warrant Shares in exchange for cash (i.e., puttable) in an amount as defined in the Warrant Agreements. The Company concluded that the September, July and April Common Warrants represent liabilities under ASC 480. Accordingly, the September, July and April Common Warrants have been recorded at their fair value of $4,189, $6,824, and $4,148 respectively using the Black-Scholes option pricing model and as a reduction of additional paid in capital. Additionally, the total July financing cost of $902 has been proportionately allocated to financing costs in and additional paid in capital in the amounts of the amount of $571 and $349 respectively; and the total April financing cost of $679 has been proportionately allocated to the finance expense and additional paid in capital in the amounts of $376 and $303 respectively. The September financing cost of $156 has been allocated to a finance expense in general and administration costs.

On September 14, 2023, the exercise prices of the July and April Common Warrants were reduced to $1.00 per share and the exercise period extended to on or about September 14, 2028. We used the Black-Scholes option pricing model to fair value the July and April Common Warrants as of September 14, 2023, using the Black-Scholes option pricing model and recorded the incremental value of $389 as a fair value modification cost   in other income (expenses).

As of September 30, 2023, we used the Black-Scholes option pricing model to fair value the outstanding September, July, and April Common share purchase warrants of 4,877,778, 2,012,534 and 83,333 respectively at $3,044, $843 and $51 respectively.

Inputs used in the above noted Black-Scholes valuation models for the April, July and September Common Warrants are as follows:

	September 30, 2023	September 14, 2023	July 10, 2023	April 21, 2023

Initial exercise price	$1.00	$1.00 - $4.50	$4.50 - $34.00	$34.00
Stock price on valuation date	$0.747	$1.00	$3.40	$20.40
Risk-free rate	4.52%	4.32% - 4.35%	4.16% - 4.19%	3.70%
Term of Warrant (in years)	4.78	4.82	4.78 – 5.00	5.00
Rounded annual volatility	125%	127%	122% - 140%	126%

During the nine months ended September 30, 2023, the Company issued 241,893 shares of common stock valued at $3,899 upon the conversion of 12,052 shares of Series A Preferred Stock; 250,000 shares of Common Stock as a result of its April Public Offering of 71,734 shares of common stock and the exercise of 178,267 pre-funded warrants, described above; 2,444,445 shares of common stock valued at $5,080 as a result of its July Public Offering of 357,223 shares of common stock and the exercise of 2,087,222 pre-funded warrants, described above; and 1,237,578 shares of Common Stock as a result of its Inducement Letter, as described above. We also recorded an obligation to issue 639,000 shares of Common Stock.

(f) During the three and nine months ended September 30, 2022

During the three months ended September 30, 2022, the Company issued 698 shares of common stock valued at $401 gross and ($1,245) net of the $1,646 floor price adjustment payable in cash upon the conversion of 1,792 shares of Series A Preferred stock.

During the nine months ended September 30, 2022, the Company issued 1,546 shares of common stock valued at $1,103 gross and ($3,626) net of the $4,728 floor price adjustments payable in cash upon the conversion of 4,574 shares of Series A Preferred stock.

11. Stock-based payments

During the three months ended September 30, 2023, the total stock-based payment expense recorded in the condensed consolidated statement of operations and comprehensive loss was $180 (2022 – recovery of $59) of which $59 and $121 are recognized as staffing expense recoveries in general and administrative and research and development expenses, respectively (2022: $20 and $39 as staffing expense recoveries in general and administrative expenses and research and development expenses, respectively). During the nine months ended September 30, 2023, total stock-based expenses recognized in the condensed consolidated statement of operations and comprehensive loss were $59 (2022: $1,006) of which $20 and $39 are recognized as staffing expenses in general and administrative and research and development expenses, respectively (2022: $664 and $342 as staffing expenses in general and administrative expenses and research and development expenses, respectively). During the nine month period ended September 30, 2023, no options were granted.

A summary of stock option activity under the Company’s stock option plans during the nine-month period ended September 30, 2023, is presented below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Share	Weighted Average Life (in years)
Outstanding December 31, 2022	483	$9,174	4.14
Cancelled or expired	(82)	13,975	—
Outstanding as of September 30, 2023	401	$7,712	3.42
Options exercisable at September 30, 2023	313	$8,174	3.45

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

	Three- and Nine-month period ended September 30,
	2023	2022
Warrants and stock options	16,426,713	2,032,465
Series A Preferred Stock	1,530,360	9,276,923
	17,957,073	11,309,388

14. Financial Instruments

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of September 30, 2023, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$(3,938)	$(3,938)
Derivative warrant liability	—	$—	$(3,946)	$(3,946)
	$—	$—	$(7,884)	$(7,884)

	Fair Value Measurements as of December 31, 2022, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liability	$—	$—	$(374)	$(374)
	$—	$—	$(374)	$(374)

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the date the actual event or change in circumstances that caused the transfer occurs. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers between level 1 or level 2 during the nine-month periods ended September 30, 2023 and 2022.

15. Income Taxes

The effective tax rate for the three and nine-month periods ended September 30, 2022, was impacted by unbenefited losses. Specifically, the impairment charge of approximately $14,007 recognized in the nine months ended September 30, 2022, has resulted in a tax benefit of $1,218 in the nine months ended September 30, 2022. There was no impact in the three- and nine-month period ended September 30, 2023.

16. Commitments and Contingencies

(a) Second Amendment to License Agreement with Novartis for Dovitinib

On September 27, 2022, Allarity Europe, entered into a Second Amendment to License Agreement with Novartis, which amended the terms of the Original Agreement, as amended by that certain First Amendment to License Agreement effective as of March 30, 2022 and that certain Promissory Note dated April 6, 2018, which was re-issued by Allarity Therapeutics Denmark ApS, a subsidiary of Allarity Europe, in favor of Novartis on March 30, 2022, to modify the terms and timing of the Outstanding Milestone Payment (as defined in the Second Amendment), including an increase in such milestone payment by $500, in addition to the $5,000 which is included in accounts payable. The Second Amendment became effective upon receipt by Novartis of the first portion of the Outstanding Milestone Payment ($1,000), which was paid on or about September 28, 2022. Additional payments of $900 have been made between December 27, 2022, and the date of this report. As of September 30, 2023, the outstanding balance is $3,600.

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

(b) Notice of Breach From Novartis Pharma AG

Pursuant to the agreement with Novartis, through our wholly-owned subsidiary Allarity Europe, we have the exclusive global right to use dovitinib for the treatment of cancers. Under the terms of the license agreement, we are required to make certain milestone payments, including a payment of $1,500, which was due on April 1, 2023. We did not make that milestone payment, and on April 4, 2023, Novartis sent a notice of breach under the license agreement to Allarity Europe stating that it has 30 days from April 4, 2023, to cure. We are in default under our license agreement with Novartis. We are currently in discussions with Novartis to restructure the payment terms of the Novartis license agreement. We made payments to Novartis in the amount of $100 and $300 in April and August 2023, respectively. As of the date of this quarterly report, Novartis has not enforced its default notice, but no assurance can be given that it will not enforce the default notice in the future.

(c) Stenoparib Exclusive License Agreement with Eisai Inc.

The Company previously entered into an Exclusive License Agreement with Eisai effective July 12, 2022 (the “Exclusive License Agreement”). In consideration for extension of certain deadlines and payment obligations, the Company has entered into several amendments to the Exclusive License Agreement. On May 26, 2023, the Company and Eisai entered into a fourth amendment to the Exclusive License Agreement with an effective date of May 16, 2023, to postpone the extension payment, restructure the payment schedule and extend the deadline to complete enrollment in a further Phase 1b or Phase 2 Clinical Trial for the Stenoparib (the “Product”). The Company agreed to pay Eisai in periodic payments as follows: (i) $100 which has been paid; (ii) $50 within 10 days of execution of the fourth amendment which has been paid; (iii) $100 upon completion of a capital raise (paid on July 18, 2023); and (iv) $850 on or before March 1, 2024. The Company will have until April 1, 2024, to complete enrollment in a further Phase 1b or Phase 2 Clinical Trial of the Product. If the Company has not achieved successful completion of a further Phase 1b or Phase 2 Clinical Trial of the Product prior to April 1, 2024, Eisai may terminate the Exclusive License Agreement in its entirety, in its sole discretion on at least 120 days prior written notice.

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

(h) Nasdaq Notifications and Appeal Hearing

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

On April 11, 2023, we received notification from the Nasdaq Listing Qualifications staff that it determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Form 8-K by the April 10, 2023, deadline evidencing compliance with Nasdaq Listing Rule 5450(b)(1)(A). As a result, the Company’s securities were to be delisted from The Nasdaq Global Market unless the Company appealed the Nasdaq Listing Qualifications staff’s decision. The Company filed a notice of appeal and on May 18, 2023, the Company presented its appeal before the Nasdaq hearings panel.

Subsequent to the May 18, 2023 hearing, on May 23, 2023, we received notification from the Nasdaq Listing Qualifications staff that stated because we did not comply with Nasdaq Listing Rule 5450(a)(1) regarding a bid price of $1.00 by May 22, 2023, this non-compliance would be considered by the Nasdaq hearings panel as to whether our Common Stock should be delisted on The Nasdaq Stock Market LLC. We had until May 30, 2023, to present our view to the Nasdaq hearings panel and we provided additional information to the Nasdaq hearings panel by such date.

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

On June 14, 2023, we received a clarification letter from Nasdaq granting the Company’s request for continued listing on The Nasdaq Capital Market and transfer to The Nasdaq Capital Market subject to the following: (1) on or before July 10, 2023, the Company would need to demonstrate compliance with Listing Rule 5550(a)(2); and (2) on or before July 14, 2023, the Company would need to demonstrate compliance with Listing Rule 5550(b). As further discussed below, on June 28, 2023, we received notification from Nasdaq Listing Qualifications that because we transferred to The Nasdaq Capital Market, we regained compliance with Listing Rule 5550(a)(5) because our Market Value of Publicly Held Shares (“MVPHS”) has been $1,000 or greater for at least 10 consecutive business days.

On July 14, 2023, the Company received a letter from Nasdaq confirming that the Company has regained compliance with the bid price and equity concerns, as required by the Nasdaq hearings panel decision dated June 6, 2023, as amended. Under the July 14, 2023, letter, the Company is subject to a panel monitor for a period of one year from the July 14, 2023, letter pursuant to Nasdaq Listing Rule 5815(d)(4)(B).

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

On October 27, 2023, we received notification from Nasdaq that it has determined that the bid price of our Common Stock has closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, does not comply with Listing Rule 5550(a)(2). Further, Nasdaq also noted that we effected an 1:35 reverse stock split on March 24, 2023, and an 1:40 reverse stock split on June 28, 2023. Because we effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, we will not be afforded a 180-calendar day period to demonstrate compliance with Listing Rule 5550(a)(2) pursuant to Listing Rule 5810(c)(3)(A)(iv).

In that regard, unless we requested an appeal of such determination, trading of our Common Stock would have been suspended at the opening of business on November 7, 2023, and a Form 25-NSE would have been filed with the SEC which would have removed our Common Stock from listing and registration on The Nasdaq Stock Market. We requested an appear for such determination and have received a hearing date of February 1, 2024.

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

17. Subsequent Events

For its financial statements as of September 30, 2023, and for the three months then ended, the Company evaluated subsequent events through the date on which those financial statements were issued. In November 2023, the Company issued 373,000 shares of common stock, thereby reducing our obligation to issue shares of common stock upon exercise of certain common stock warrants to 266,000 (see Note 10(e)). Except as discussed above there were no subsequent events requiring disclosure.

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

Overview

We are a pharmaceutical company focused on discovering and developing highly targeted anti-cancer drug candidates. Through the use of its Drug Response Predictor (DRP®) platform, the Company identifies the value in drug assets that have otherwise been discontinued by identifying patient populations where these drugs are active. The Company’s three lead drug candidates are: the pan-tyrosine kinase inhibitor (pan-TKI) dovitinib, the poly-ADP-ribose polymerase (PARP) inhibitor stenoparib, and the microtubule inhibitor agent IXEMPRA.

Recent Developments

Subsequent to our quarterly period ended September 30, 2023, we entered into a series of transactions, certain events occurred and we received notifications discussed below. The transactions or events or notifications discussed below, are discussed in more detail in the Current Reports on Form 8-K filed by us with the SEC and incorporated by reference. See section titled “Incorporation of Certain Information By Reference.”

July Offering

On July 10, 2023, we closed a public offering of 357,223 shares of our Common Stock, pre-funded warrants to purchase up to 2,087,222 shares of common stock (the “July Pre-Funded Warrants”), and common warrants to purchase up to 2,444,445 shares of Common Stock (the “2023 July Common Warrants”) at an effective combined purchase price of $4.50 per share and related common stock purchase warrants for aggregate gross proceeds of approximately $11 million, before deducting placement agent fees and offering expenses payable by the Company (“July Offering”). The securities in the July Offering were registered pursuant to the registration statement on Form S-1, as amended (File No. 333-272469). The purchase price of each July Pre-Funded Warrant and 2023 July Common Warrant was equal to $4.50 less the $0.001 per share exercise price of each Pre-Funded Warrant. Such securities were sold pursuant to a securities purchase agreement with the purchaser signatory thereto or pursuant to the prospectus which was part of an effective registration statement on Form S-1 filed with the SEC. The July Pre-Funded Warrants and Common Warrants were immediately separable and were issued separately in the July Offering. Each July Pre-Funded Warrant is exercisable for one share of Common Stock. Pursuant to a securities purchase agreement entered into with certain investors in the July Offering, we agreed that for a period of 90 days from the close of the July Offering, we would not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible or exercisable into Common Stock or file a registration statement with the SEC to register our securities, subject to certain exceptions. In addition, we agreed that for a period of the 6 month anniversary of the July Offering closing date, we would not effect or enter into an agreement to effect any issuance of shares of Common Stock or Common Stock Equivalents (as defined in the securities purchase agreement) involving a Variable Rate Transaction.

Warrant Exercise and Inducement Letter

In September 2023, we entered into the Inducement Letter dated September 14, 2023 (the “Inducement Letter”) with each of Armistice Capital Master Fund Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (“September Investors”) who were the holders of existing common stock purchase warrants issued (i) in the public offering of our securities in April 2023 (the “April Warrants”) and (ii) in the July Offering (the “July Warrants” and together with the April Warrants, the “Existing Warrants”). Pursuant to the Inducement Letter, the September Investors agreed to exercise for cash their respective Existing Warrants to purchase an aggregate of up to 2,438,889 shares of the Company’s Common Stock (the “Existing Warrant Shares”), at a reduced exercise price of $1.00 per share, in consideration for the Company’s agreement to issue a new unregistered common stock purchase warrant to purchase up to a number of shares of Common Stock equal to 200% of the number of Existing Warrant Shares issued, or the Inducement Warrants, pursuant to each Existing Warrant exercise (the “Inducement Warrant Shares”), exercisable for 5 years and six months from the issue date, at an exercise price of $1.00, subject to adjustment. Upon execution of the Inducement Letter by each of the September Investors Company issued the Inducement Warrants to the September Investors pursuant to a private placement (the “September Private Placement”). As of November 13, 2023, the Company received an aggregate of $1,876,578 from the exercise of certain Existing Warrants by the September Investors, which includes the pre-payment of $266,000 shares of Common Stock issuable upon exercise of 266,000 Existing Warrants.

We also agreed to file a registration statement on Form S-3 (or other appropriate form if we are not then Form S-3 eligible) providing for the resale of the Inducement Warrant Shares issuable upon the exercise of the Inducement Warrants (the “Resale Registration Statement”), on or before October 15, 2023, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the SEC within 90 days following the date of the issuance of the Inducement Warrants and to keep the Resale Registration Statement effective at all times until no holder of the Inducement Warrants owns any Inducement Warrants or Inducement Warrant Shares. The Resale Registration Statement for the resale of up to 4,877,778 shares of Common Stock was filed on October 10, 2023, and became effective on October 19, 2023.

We also granted liquidated damages to the September Investors in the event that we fail to (i) provide current public information required under Rule 144(c) (a “Public Information Failure”) or (ii) obtain Stockholder Approval, if required, as defined in the letter agreement (a “Stockholder Approval Failure”), and the September Investors are unable to sell their Inducement Warrant Shares. In either event, or both events, we will be required to pay the September Investors an amount in cash equal to 1.5% of the aggregate exercise price of the Inducement Warrants held by the Holder on the day of a Public Information Failure and/or Stockholder Approval Failure and on every 30th day (prorated for periods totaling less than 30 days) thereafter until the Public Information Failure and Stockholder Approval Failure are cured.

In addition, to comply with certain Nasdaq listing maintenance requirements, the Company also agreed to amend all Existing Warrants such that the exercise price of such warrants is equal to $1.00 regardless of whether the holder thereof signed the Inducement Letter or exercised the Existing Warrants pursuant to the Inducement Letter. As a result, all of the exercise price of the outstanding July Warrants and April Warrants were reduced to $1.00.

Transactions with 3i, LP

On May 20, 2021, we entered into a Securities Purchase Agreement (“SPA”) and related agreements with 3i, LP, a Delaware limited partnership, or 3i, LP, pursuant to which 3i, LP purchased 20,000 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) and a warrant to purchase up to 1,443 shares of our Common Stock at an exercise price of $13,868 (the “PIPE Warrant”) per share for an aggregate purchase price of $20 million. Simultaneously with the execution of the SPA, we also entered into a Registration Rights Agreement with 3i, LP wherein we agreed to register a number of shares of our Common Stock equal to the maximum number of shares of our Common Stock that could be issued upon conversion of such shares of Series A Preferred Stock and exercise of the PIPE Warrant (the “Warrant Shares”), which was subsequently amended to include an agreement by the Company to register up 125% of the Warrant Shares (the “Registration Rights Agreement”). Concurrent with the closing of the Recapitalization Share Exchange, on December 21, 2021, we closed on the transactions contemplated by the SPA and issued 20,000 shares of Series A Preferred Stock and the PIPE Warrant.

On April 19, 2023, 3i, LP, the sole former holder of our Series C Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”) and outstanding secured promissory notes, and sole holder of our Series A Preferred Stock, provided the Company with a loan for $350,000, evidenced by a Secured Promissory Note dated April 19, 2023 (the “April Note”), which required a mandatory conversion of the principal into 486 shares of Series A Preferred Stock (the “Note Conversion Shares”) subject to and upon the closing of the public offering of our securities in April 2023 (the “April Offering”). Upon such closing, the Note Conversion Shares were issued to 3i, LP and the April Note was cancelled.

On April 20, 2023, the Company entered into a certain Modification and Exchange Agreement, as amended on May 26, 2023 (the “Exchange Agreement”) with 3i, LP pursuant to which the parties agreed to, among other things, (i) amend and restate the Certificate of Designations of Series A Preferred Stock then in effect (“Series A COD”), which among other things, eliminates the Series A Preferred Stock redemption right and dividend (except for certain exceptions as specified in the Series A COD), and provides for the conversion of Series A Preferred Stock into Common Stock at a conversion price of $30.00 which is equal to the price for a share of Common Stock sold in the April Offering, (ii) exchange 50,000 shares of Series C Preferred Stock (the “Series C Shares”) beneficially owned by 3i, LP for 5,577 shares of Series A Preferred Stock (the “Exchange Shares”), (iii) exchange the PIPE Warrant held by 3i, LP for a new warrant which originally reflected an exercise price of $30.00 and a right to acquire 315,085 shares of Common Stock, and was further adjusted in connection with the July Offering (as defined below) to reflect an exercise price of $4.50 and a right to acquire 2,100,565 shares of Common Stock, subject to adjustments (the “Exchange Warrant”). On April 21, 2023, the closing of the transactions contemplated by the Exchange Agreement occurred and the contemplated Exchange Warrant and the Exchange Shares were issued to 3i, LP, and the PIPE Warrant and the Series C Shares were cancelled. Under the Exchange Agreement, we agreed that so long as any holder of Series A Preferred Stock beneficially owns any shares of Series A Preferred Stock, the Company will not, without the prior written consent of certain holders of Series A Preferred Stock, issue any Series A Preferred Stock. The Company agreed that neither the Company nor any of its subsidiaries would issue, offer, sell, grant any option or right to purchase, or otherwise dispose of (or announce any issuance, offer, sale, grant of any option or right to purchase or other disposition of) any equity security or any equity-linked or related security (including, without limitation, any “equity security” except for the April Offering (any such issuance, offer, sale, grant, disposition or announcement (whether occurring during certain restricted period or at any time thereafter). On October 13, 2023, 3i, LP granted a waiver to permit a proposed offering.

In addition, the Company entered into a Cancellation of Debt Agreement dated April 20, 2023 (the “Cancellation of Debt Agreement”), which became effective as of April 21, 2023. Upon the closing of the April Offering, pursuant to the terms of the Cancellation of Debt Agreement, all of the Company’s outstanding indebtedness under the following four secured promissory notes issued pursuant to Secured Note Purchase Agreement dated November 22, 2022 between the Company and 3i, LP (collectively the “3i Promissory Notes”) were paid in full: the first note was for an aggregate principal amount of $350,000 (which purchase price was paid in form of cash and was received in November 2022); the second note was for the principal amount of $1,666,640 and which represents the payment of $1,666,640 due to 3i, LP in Alternative Conversion Floor Amounts, as defined in the Certificate of Designations of Series A Preferred Stock filed with the Delaware Secretary of State in December 2021 (the “Original Series A COD”), that began to accrue on July 14, 2022; the third note was for an aggregate principal amount of $650,000 which purchase price was paid in cash on December 30, 2022; and the fourth note was for the aggregate principal amount of $350,000 (which purchase price was paid in cash on April 11, 2023) and the Alternative Conversion Amount (as defined in the Cancellation of Debt Agreement ) due by the Company to 3i, LP. Accordingly, any and all obligations in connection therewith were extinguished without any additional further action on the part of 3i, LP upon payment of $3,347,583 in cash from a portion of the proceeds from the April Offering. In addition, pursuant to such agreement, 1,550 shares of Series A Preferred Stock (the “Redemption Shares”) beneficially owned by 3i, LP were redeemed in full for a purchase price of $1,652,416, which redemption price was paid in cash from the portion of the proceeds from the closing of the April Offering.

The Company also entered into a first amendment to the Registration Rights Agreement, which became effective upon the closing of the April Offering to amend certain defined terms under the RRA to include the Exchange Shares, the shares of Common Stock issuable upon exercise of the Exchange Warrants (the “Exchange Warrant Shares”) and the Note Conversion Shares (the “Amended RRA”).

On June 6, 2023, 3i, LP and the Company entered into a separate limited waiver and amendment agreement whereby 3i, LP (“3i Waiver Agreement”) agreed to waive certain rights granted under a Series A Preferred Stock securities purchase agreement dated December 20, 2021, the Exchange Agreement and the securities purchase agreement related to the April Offering in exchange for (i) amending the conversion price of the Series A Preferred Stock to equal the public offering price of the shares of Common Stock in the July Offering if the public offering price of the shares of Common Stock in the July Offering is lower than the then-current conversion price of the Series A Preferred Stock; (ii) participating in the July Offering, at its option, under the same terms and conditions as other investors, of which proceeds from 3i, LP’s participation were agreed to be used to redeem a portion of shares of Series A Preferred Stock 3i, LP received from the Exchange Agreement; and (iii) (1) the repricing of the exercise price of the April 2023 Common Warrants to the exercise price of the common warrant offered in the July Offering if the exercise price of the common warrant is lower than the then-current exercise price of the April 2023 Common Warrants; and (2) extending the termination date of the April 2023 Common Warrants to the date of termination of the common warrants offered in the July Offering. As a result of the 3i Waiver Agreement, upon the consummation of the July Offering, the conversion price of the Series A Preferred Stock was reduced to $4.50 and the exercise price of 3i, LP’s April 2023 Common Warrant was reduced to $4.50 per share and the exercise period extended to July 10, 2028.

On June 29, 2023, the Company entered into a Secured Note Purchase Agreement with 3i (the “June 2023 Purchase Agreement”), pursuant to which, on June 30, 2023, 3i LP purchased a secured promissory note for a principal amount of $350,000 (the “3i June Promissory Note”). Such note matures on July 31, 2023, and carries an interest rate of 5% per annum, and is secured by all of the Company’s assets pursuant to that certain security agreement dated June 29, 2023 (the “Security Agreement”). Under the 3i June Promissory Note, the outstanding obligations thereunder, including accrued interest, will be paid in full from the gross proceeds of our next financing (the “Next Financing”); provided, however, that if the gross proceeds from the Next Financing are insufficient to settle the payment of the outstanding principal balance of the 3i June Promissory Note, together with all accrued interest thereon, in full, then the Company will instead be obligated to convert all of the unpaid principal balance of the note, together with all accrued interest thereon, into 486 shares of Series A Preferred Stock (the “Repayment Shares”). In connection with the Repayment Shares, the June 2023 Purchase Agreement provides that if the closing sale price of the shares of Common Stock of the trading day immediately prior to the execution of the June 2023 Purchase Agreement (the “Current Closing Price”) is lower than the initial conversion price of $30.00 as set forth in the Series A COD, then the conversion price of Series A Preferred Stock will be reduced to the Current Closing Price, pursuant to the voluntary adjustment provision of Section 8 of the Series A COD (“Downward Adjustment to Conversion Price”) and the Company agreed to file a second certificate of amendment to the Series A COD with the Delaware Secretary of State to amend the Series A COD to reflect the Downward Adjustment to Conversion Price (“Second Certificate of Amendment”). Based on the closing price of the shares of Common Stock on June 28, 2023, the Downward Adjustment to Conversion Price is equal to $8.00 per share. As contemplated by the June 2023 Purchase Agreement, the Company filed the Second Certificate of Amendment with the Delaware Secretary of State on June 30, 2023. From the proceeds of the July Offering, on July 10, 2023, the Company redeemed the 3i June Promissory Note for $350,886 in cash. As a result of the payment, the 3i June Promissory Note was paid in full on July 10, 2023.

From the proceeds of the July Offering, on July 10, 2023, the Company redeemed (i) 4,630 shares of Series A Preferred Stock held by 3i, LP, for $5,000,400 in cash, and (ii) the 3i June Promissory Note (as defined above) for $350,886 in cash.

In connection with the Inducement Letter and the transactions contemplated therein, the Company and 3i, LP entered into a limited waiver agreement (the “Waiver”) pursuant to which 3i, LP agreed to allow the filing of the Resale Registration Statement not otherwise permitted under certain agreements with 3i, LP. In consideration of entering in the Waiver, the Company agreed to amend the “Conversion Price” of the Series A Convertible Preferred Stock to equal $1.00 as soon as practicable. On September 22, 2023, the Company filed the Fourth Certificate of Amendment to Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (“Fourth Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $1.00. In addition, as a result of the Inducement Warrants, pursuant to the terms of the Exchange Warrant, in September 2023 the number of shares exercisable and the exercise price of the Exchange Warrant was adjusted to 9,452,667 shares of Common Stock and $1.00 per share, respectively.

Nasdaq Notifications

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

 On October 27, 2023, the Company received notification from the Nasdaq Listing Qualifications staff that it determined that the bid price of our Common Stock had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, it did not comply with Listing Rule 5550(a)(2) (the “Rule”). Further, the staff also noted that we effected a 1:35 reverse stock split on March 24, 2023, and a 1:40 reverse stock split on June 28, 2023. Because we effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, we will not be afforded a 180-calendar day period to demonstrate compliance with the Rule pursuant to Listing Rule 5810(c)(3)(A)(iv). In that regard, unless the Company requested an appeal from such determination, trading of the Company’s Common Stock would have been suspended at the opening of business on November 7, 2023, and a Form 25-NSE would have been filed with the Securities and Exchange Commission which would have removed the Company’s Common Stock from listing and registration on The Nasdaq Stock Market. The Company requested an appeal for such determination and was given a hearing date of February 1, 2024. During the appeal period, the Company’s Common Stock will continue to be listed on The Nasdaq Stock Market.

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

We have incurred net losses in each year since our inception. Our net losses were $10.2 million and $13.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $92.7 million and cash of $1,399 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited) (in thousands, except where otherwise noted)

The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		Increase/	For the nine months ended September 30,		Increase/
	2023	2022	(Decrease)	2023	2022	(Decrease)

Operating costs and expenses:
Research and development	$1,948	$3,004	$(1,056)	$4,480	$5,989	$(1,509)
Impairment of intangible assets	—	—	—	—	14,007	(14,007)
General and administrative	2,478	1,558	920	7,770	7,717	53
Total operating costs and expenses	4,426	4,562	(136)	12,250	27,713	(15,463)
Loss from operations:	$(4,426)	$(4,562)	$136	$(12,250)	$(27,713)	$15,463

Research and Development Expenses

We currently do not track our research and development costs by product candidate. A breakdown by nature of type of expense for the three and nine months ended September 30, 2023 and 2022, is provided below.

	For the three months ended September 30,		Increase/	For the nine months ended September 30,		Increase/
	2023	2022	(Decrease)	2023	2022	(Decrease)

Research study expenses	$595	$464	$131	$1,907	$1,504	$403
Tax credit	(55)	(133)	78	(800)	(723)	(77)
Manufacturing & supplies	849	151	698	1,796	312	1,484
Milestone payments	100	1,400	(1,300)	150	1,400	(1,250)
Contractors	288	410	(122)	789	1,509	(720)
Patents	17	191	(174)	18	252	(234)
Staffing	131	500	(369)	570	1,683	(1,113)
Amortization	9	20	(11)	28	58	(30)
Other	14	1	13	22	(6)	28
	$1,948	$3,004	$(1,056)	$4,480	$5,989	$(1,509)

For the three months ended September 30, 2023, compared to September 30, 2022

The decrease of $1,056 in research and development expenses was primarily because milestone payments decreased by $1,300, staffing expenses decreased by $369, patent expenses decreased by $174, consultant expenses decreased by $122, and amortization expense decreased by $11. Decreased expenses were offset by increases in manufacturing and supplies expenses of $698, increased research study costs of $131 and other expenses of $13. Tax credits which offset expenses have decreased by $78.

For the nine months ended September 30, 2023, compared to September 30, 2022

The decrease of $1,509 in research and development expenses was primarily because milestone payments decreased by $1,250, staffing expenses decreased by $1,113, patent expenses decreased by $234, consultant expenses decreased by $720, and amortization expense decreased by $30. Decreased expenses were offset by increases in manufacturing and supplies expenses of $1,484, increased research study costs of $403 and other expenses of $28. Tax credits which offset expenses have increased by $77.

Impairment of Intangible Assets

As a result of both the Company’s February 15, 2022, receipt of a RTF from the U.S. Food and Drug Administration regarding the Company’s NDA for Dovitinib, and the current depressed state of the Company’s stock price, the Company has performed an impairment assessment on its individual intangible assets utilizing a discounted cash flow model and recognized an impairment charge of $14.0 million during the nine months ended September 30, 2022.

General and Administrative Expenses

For the three months ended September 30, 2023, compared to September 30, 2022

General and administrative expenses increased by $920 for the three months ended September 30, 2023, compared to September 30, 2022. The increase was primarily due to increased finance expenses of $734, legal expenses of $139, insurance expenses of $105, communications expenses of $69, premises expenses of $28 and listings expenses of $10; offset by decreases in staffing expenses of $89 and other expenses of $76. Staffing costs have decreased because of cost-cutting measures, and stock-based compensation costs have decreased because of stock option forfeitures of recently resigned directors.

For the nine months ended September 30, 2023, compared to September 30, 2022

General and administrative expenses have increased by $53 for the nine months ended September 30, 2023, compared to September 30, 2022. The increase was primarily due to increased finance expenses of $1,121, communications expenses of $114, insurance expenses of $72, financial consultant expenses of $104, and premises expenses of $84; offset by decreased legal expenses of $261, listings expenses of $33, staffing expenses of $1,093 and other expenses of $55. Variances in expenses are as noted in the three-month period ended September 30, 2023.

Other Income (Expenses), Net

For the three months ended September 30, 2023, compared to September 30, 2022

	For the three months ended September 30,		Increase/	For the nine months ended September 30,		Increase/
	2023	2022	(Decrease)	2023	2022	(Decrease)
Other (expenses) income:
Gain from the sale of IP	$—	$—	$—	$—	$1,780	$(1,780)
Interest income	12	14	(2)	19	19	—
Interest expenses	(34)	(35)	1	(268)	(107)	(161)
Gain (loss) on investment	—	(45)	45	—	(115)	115
Foreign exchange gains (losses), net	(156)	(406)	250	(87)	(944)	857
Fair value of New September Warrants	(4,189)	—	(4,189)	(4,189)	—	(4,189)
Fair value of modification to April & July 2023 warrants	(591)	—	(591)	(591)	—	(591)
Change in fair value adjustment of derivative and warrant liabilities	4,937	2	4,935	7,187	13,442	(6,255)
Penalty on 3i Fund liability	—	—	—	—	(800)	800
Net other income (expenses):	$(21)	$(470)	$449	$2,071	$13,275	$(11,204)

Other income (expense) of ($21) recognized in the three months ended September 30, 2023, consisted primarily of a $4,937 change in fair value adjustment to derivative and warrant liabilities, ($4,189) fair value of New September Warrants, ($591) fair value of the modification to April and July 2023 warrants, foreign exchange losses of ($156), and interest expenses of ($34), offset by interest income of $12.

Other income (expense) of ($470) recognized in the three months ended September 30, 2022, consisted primarily of interest income of $14, and a $2 change in fair value adjustment to derivative and warrant liabilities, offset by foreign exchange losses of ($406), loss on investment of ($45), and interest expense of ($35).

For the nine months ended September 30, 2023, and September 30, 2022

Other income (expense) of $2,071 recognized in the nine months ended September 30, 2023, consisted primarily of a $7,187 change in fair value adjustment to derivative and warrant liabilities and interest income of $19; offset by ($4,189) fair value of New September Warrants, ($591) fair value of the modification to April and July 2023 warrants, interest expense of ($268), and foreign exchange losses of ($87).

Other income (expense) of $13,275 recognized in the nine months ended September 30, 2022, consisted primarily of a $13,442 fair value adjustment to derivative and warrant liabilities, income of $1,780 from the gain on sale of IP, and interest income of $19, offset by ($944) in foreign exchange losses, ($107) in interest expenses, ($115) loss on investment and a ($800) penalty on our 3i Fund liability.

Changes in fair value of our derivative liabilities and convertible debt are measured using level 3 inputs as described in our condensed consolidated financial statements.

Liquidity, Capital Resources and Plan of Operations

Since our inception through September 30, 2023, our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our securities. As of September 30, 2023, we had $1,399 in cash, and an accumulated deficit of $92.7 million. We had a working capital deficit of $11.4 million.

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

As of September 30, 2023, the Company’s cash deposits of $1,399 were determined to be insufficient to fund its current operating plan and planned capital expenditures for the next month. We believe that our existing cash and cash equivalents as of November 14, 2023, and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for the twelve months from the date of this Report. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2023	2022

Net cash flows used in operating activities	$(11,073)	$(14,371)
Net cash flows provided by investing activities	—	809
Net cash flows provided by (used in) financing activities	10,473	(2,311)
Effect of foreign exchange rates on cash	(30)	264
Net (decrease) increase in cash	$(630)	$(15,609)

Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was approximately $11.1 million compared to approximately $14.4 million for the nine months ended September 30, 2022. The $3.3 million decrease in net cash used in operating activities was primarily the result of a decreased loss of $3.0 million, and a increase in non-cash expenses of $0.8 million, offset by an increase in net cash provided by operating assets and liabilities of $1.1 million.

Investing Activities

In the nine months ended September 30, 2023, there were no cash flows from investing activities. In the nine months ended September 30, 2022, we received $809 thousand from financing activities associated with the sale of IP.

Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was approximately $10.5 million compared to approximately $2.3 million used in the nine months ended September 30, 2022. The increase in net cash provided by investing activities was primarily due to the receipt of $18,615 in net proceeds from the sale of common stock and exercise of pre-funded and common warrants, $1,160 in net proceeds from the issuance of Series C Preferred stock, and $1,050 from the issuance of promissory notes, offset by $3,698 in repayment of debt, including promissory notes, $5,000 on the redemption of Series A Preferred stock, and $1,652 on the conversion of Series A Preferred stock.

In the nine months ended September 30, 2022, we incurred a $2.3 million financing cost as a result of a $1.5 million floor price adjustment on converted Series A Preferred Stock. We also paid an $800 Registration Delay Penalty on our Series A Preferred stock.

Operating Capital and Capital Expenditure Requirements

As of September 30, 2023, we had a cash position of $1,399. We believe that our existing cash and cash equivalents as of the date of this Report, and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of this Report. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern. Our estimate as to how long we expect our cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed interim consolidated financial statements for the three and nine months ended September 30, 2023 and 2022, and our audited consolidated financial statements for the year ended December 31, 2022, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2022, included in our Form 10-K for the year ended December 31, 2022, filed on March 13, 2023, and there have been no significant changes to our significant accounting policies during the nine months ended September 30, 2023. These unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes.

Recently Issued Accounting Pronouncements

See the sections titled “Recently adopted accounting pronouncements” in Note 2(cc) and “Recently issued accounting pronouncements not yet adopted” in Note 2(dd) to the Company’s consolidated financial statements for the year ended December 31, 2022, appearing in the Company’s 10-K filed with the SEC on March 13, 2023; and in Note 2(h) to the Company’s unaudited condensed interim consolidated financial statements for the three and nine months ended September 30, 2023 and 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, we are exempt from the requirements of Item 3.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As discussed below, we believe we have remediated the material weaknesses in our internal controls and procedures previously identified. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were effective.

Changes in Internal Control Over Financial Reporting

As of September 30, 2023, management believes that the material weaknesses in our internal control over financial reporting previously identified have been remediated by the following measures taken by the Company:

●	as of June 30, 2022, our Director of Financial Reporting, a CPA (Illinois) who is experienced with public company reporting and is conversant in US GAAP and SEC accounting issues, was promoted to Interim Chief Financial Officer. Effective January 1, 2023, our Interim Chief Financial Officer was promoted to our full time Chief Financial Officer.

●	retained and successfully utilized independent US GAAP consulting services to assist with the accounting treatment of complex financial instruments; and

●	engaged and successfully utilized an independent US based tax consulting firm.

We plan to continue to assess our internal controls and control procedures and intend to take further action as necessary or appropriate to address any other matters we identify or are brought to our attention.

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business

We are in default under our license agreement with Novartis

Pursuant to a license agreement with Novartis and our wholly-owned subsidiary Allarity Therapeutics Europe ApS dated April 6, 2018, we have the we have the exclusive global right to use dovitinib for the treatment of cancers. Under the terms of the license agreement, we were required to make certain milestone payments, including a payment of $1,500,000 which was due on April 1, 2023. We did not make that milestone payment, and on April 4, 2023, we received notice from Novartis stating that Allarity Therapeutics Europe ApS is in breach of the license agreement and had 30 days from April 4, 2023, to cure. Subsequent to our April Offering, at the end of April 2023, we made a payment of $100,000 and on August 11, 2023, we made a further payment of $300,000 to Novartis. We are currently working with Novartis on an alternate payment structure. However, no assurance can be given that Novartis will accept an alternative payment structure and if we fail to make the milestone payments, Novartis does not agree to an alternative payment structure or we are otherwise in breach of the license agreement, we may lose our right to use dovitinib which will adversely affect our ability to conduct our clinical trials and to achieve our business objectives and adversely affect our financial results.

We have insufficient cash to continue our operations, our continued operations are dependent on us raising capital and these conditions give rise to substantial doubt over the Company’s ability continue as a going concern

As of September 30, 2023, we had $1.399 million in cash, and an accumulated deficit of $92.7 million. We had a working capital deficit of $11.4 million. As of November 14, 2023, our cash position has been determined to be insufficient to fund the Company’s operations for longer than approximately two months from such date. Further, we believe that our existing cash and cash equivalents as of the date of this filing, and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for the twelve months from the date of this Report. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern. We will need to raise additional capital after to support our operations and execute our business plan. We will be required to pursue sources of additional capital through various means, including debt or equity financing. Any new securities that we may issue in the future may be sold on terms more favorable for our new investors than the terms on which our stockholders acquired our securities. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects.

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

We are delinquent in our payment to Eisai

In consideration for extension of certain deadlines and payment obligations, the Company entered in several amendments to an Exclusive License Agreement with Eisai. On May 26, 2023, the Company and Eisai entered into a fourth amendment to the Exclusive License Agreement with an effective date of May 16, 2023, under which the Company agreed to pay Eisai in periodic payments as follows: (i) $100,000; (ii) $50,000 within 10 days of execution of the fourth amendment; (iii) $100,000 upon completion of a capital raise (of which items (i) and (iii) have been paid): and (iv) $850,000 on or before March 1, 2024. Under the Exclusive License Agreement, the Company will have until April 1, 2024, to complete enrollment in a further Phase 1b or Phase 2 Clinical Trial of the Product. If the Company has not achieved successful completion of a further Phase 1b or Phase 2 Clinical Trial of the Product prior to April 1, 2024, Eisai may terminate the Agreement in its entirety, in its sole discretion on at least 120 days prior written notice. In light of our financial condition and dependence on financing for our operations, we may be unable to meet the payment requirements under the fourth amendment and we may lose our right to use Stenoparib, which will adversely affect our ability to conduct our clinical trials and to achieve our business objectives and adversely affect our financial results.

Risks Related to Owning our Securities

We are not in compliance with The Nasdaq Capital Market continued listing requirements and if we do not regain compliance and otherwise comply with the other listing requirements our Common Stock will be delisted.

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

On October 12, 2022, we received a letter from Nasdaq Listing Qualifications notifying us that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “June Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5450(b)(1)(A) for The Nasdaq Global Market, which requires that a listed company’s stockholders’ equity be at least $10.0 million. As reported on the June Form 10-Q, the Company’s stockholders’ equity as of June 30, 2022 was approximately $8.0 million. Pursuant to the letter, we were required to submit a plan to regain compliance with Nasdaq Listing Rule 5450(b)(1)(A) by November 26, 2022. After discussions with the Nasdaq Listing Qualifications staff, on December 12, 2022, we filed a plan to regain and demonstrate long-term Nasdaq Listing Qualifications compliance including seeking to phase-down to The Nasdaq Capital Market. On December 21, 2022, we received notification from the Nasdaq Listing Qualifications staff that they have granted us an extension of time until April 10, 2023, to regain and evidence compliance with Nasdaq Listing Rule 5450(b)(1)(A). On April 11, 2023, we received notification from the Nasdaq Listing Qualifications staff that it has determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Form 8-K by the April 10, 2023 deadline, evidencing compliance with Nasdaq Listing Rule 5450(b)(1)(A), and, as a result, the staff notification indicated that Company’s Common Stock would be delisted from The Nasdaq Global Market. In that regard, unless the Company requests an appeal of such determination by April 18, 2023, trading of the Company’s Common Stock would be suspended at the opening of business on April 20, 2023, and a Form 25-NSE would be filed with the SEC which would remove the Company’s Common Stock from listing and registration on The Nasdaq Stock Market LLC. The Company requested an appeal for such determination, and on May 18, 2023, the Company had its appeal hearing before the Nasdaq hearings panel.

On November 21, 2022, the Company received written notice from Nasdaq Listing Qualifications indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share under the Nasdaq Listing Rules. Based on the closing bid price of the Company’s listed securities for the last 30 consecutive business days from October 10, 2022, to November 18, 2022, the Company no longer met the minimum bid price requirement set forth in Listing Rule 5550(a)(2). Under Nasdaq Listing Rules, we were provided with a compliance period of 180 calendar days, or until May 22, 2023, to regain compliance under the Nasdaq Listing Rules. In the event we do not regain compliance by May 22, 2023, we may be eligible for additional time to regain compliance. On March 24, 2023, we effected the 1-for-35 share consolidation of our Common Stock in order to attempt to meet the minimum bid requirement of $1.00 per share. On May 23, 2023, we received a letter from the staff of Nasdaq Regulation that the Company did not regain compliance of the minimum bid price requirement of $1.00 by May 22, 2023, and as a result, the Nasdaq hearings panel would consider this matter in their decision regarding the Company’s continued listing on The Nasdaq Global Market. On June 23, 2023, we held the Special Meeting of our stockholders to consider the adoption of an amendment to our certificate of incorporation to effect a reverse stock split within a range of 15 for 1 to 50 for 1 with the exact ratio to be determined by the Board and approved by the holder of our Series A Preferred Stock and we have informed the Nasdaq hearings panel of our Special Meeting. On June 23, 2023, at the Special Meeting, the June Reverse Stock Split Proposal was approved by the stockholders of the Company and subsequently the Board determined a fixed ratio of 40 for 1. The June Share Consolidation was effectuated on June 28, 2023.

On December 20, 2022, we received a written notice from Nasdaq Listing Qualifications indicating that we were not in compliance with the minimum MVPHS of $5,000,000 requirement under the Nasdaq Listing Rules Based on our MVPHS for the thirty-one (31) consecutive business days from November 4, 2022, to December 19, 2022, we no longer met the minimum MVPHS requirement set forth in Listing Rule 5450(b)(1)(C). Under Nasdaq Listing Rules, we were provided with a compliance period of 180 calendar days, or until June 19, 2023, to regain compliance. To regain compliance under Nasdaq Listing Rules, our MVPHS had to close at $5,000,000 for a minimum of ten (10) consecutive business days. On June 28, 2023, we received notification from Nasdaq Listing Qualifications that because we transferred to The Nasdaq Capital Market, we have regained compliance with Listing Rule 5550(a)(5) because our MVPHS has been $1,000,000 or greater for at least 10 consecutive business days.

On June 6, 2023, we received a letter from the Nasdaq hearings panel that granted the Company’s request for continued listing on the Nasdaq Stock Market LLC until July 1, 2023 and the Company’s transfer to The Nasdaq Capital Market, subject to the following conditions: (1) on or before July 1, 2023, the Company demonstrates compliance with Nasdaq Listing Rule 5450(b)(1) dealing with primary equity securities listed on the Global Market, and on or before July 1, 2023, the Company demonstrates compliance with Nasdaq Listing Rule 5450(a)(1) dealing with a minimum bid of $1.00 per share. On June 14, 2023, we received a clarification letter from Nasdaq granting the Company’s request for continued listing on The Nasdaq Capital Market and transfer to The Nasdaq Capital Market, subject to the following: (1) on or before July 10, 2023, the Company demonstrates compliance with Listing Rule 5550(a)(2); and (2) on or before July 14, 2023, the Company demonstrates compliance with Listing Rule 5550(b).

On July 14, 2023, the Company received a letter from Nasdaq confirming that the Company has regained compliance with the bid price and equity concerns, as required by the Nasdaq hearings panel decision dated June 6, 2023, as amended. The Company is subject to a panel monitor for a period of one year from the July 14, 2023, letter pursuant to Nasdaq Listing Rule 5815(d)(4)(B), which includes continued compliance with the stockholders’ equity requirement and other continued listing requirements. Failure to meet the stockholders’ equity requirement of $2,500,000 would result in immediate delisting, subject to the Company’s right to appeal. As of June 30, 2023, the Company had a stockholders’ deficit of $723,000. Subsequent to June 30, 2023, on July 10, 2023, the Company completed a public offering of common stock or pre-funded warrants and warrants to purchase common stock raising gross proceeds of approximately $11 million. After giving effect to the July 10, 2023, public offering, the Company’s stockholders’ equity as of June 30, 2023, on a pro forma basis, was $4.355 million. As of September 30, 2023, the Company had a stockholders’ deficit and will need to raise capital in order to meet Nasdaq’s stockholders’ equity requirement.

On October 27, 2023, we received notification from Nasdaq that it has determined that the bid price of our Common Stock had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2). Further, Nasdaq also noted that we effected a 1:35 reverse stock split on March 24, 2023, and an 1:40 reverse stock split on June 28, 2023. Because we effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, we will not be afforded a 180-calendar day period to demonstrate compliance with the Listing Rule 5550(a)(2) pursuant to Listing Rule 5810(c)(3)(A)(iv).

In that regard, unless we requested an appeal from such determination, trading of our Common Stock would have been suspended at the opening of business on November 7, 2023, and a Form 25-NSE would have been filed with the SEC which would have removed our Common Stock from listing and registration on The Nasdaq Stock Market. We filed a notice of appeal and received a hearing date of February 1, 2024. During such appeal, our Common Stock will continue to be listed on The Nasdaq Capital Market.

If we fail to meet any other Nasdaq listing requirements and do not regain compliance, we may be subject to delisting by Nasdaq. In the event our Common Stock is no longer listed for trading on Nasdaq, our trading volume and share price may decrease and you may have a difficult time selling your shares of Common Stock. In addition, we may experience difficulties in raising capital which could materially adversely affect our operations and financial results. Further, delisting from Nasdaq markets could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers, and employees. Finally, delisting could make it harder for you and the Company to sell the securities and hard for us to raise capital.

We have granted certain rights to certain holders of our securities which limits our ability to raise funds from the sale of our securities, and trigger adjustments t to certain outstanding warrants.

Holders of our shares of Series A Preferred Stock, Existing Warrants, Inducement Warrants and Exchange Warrant have certain rights that limit our ability to raise funds from the sale of our securities. Under the Exchange Agreement, subject to certain exceptions, we agreed that so long as any holder of Series A Preferred Stock beneficially owns any shares of Series A Preferred Stock, the Company will not, without the prior written consent of certain holders of Series A Preferred Stock, issue any Series A Preferred Stock. The Company also agreed that neither the Company nor any of its subsidiaries would issue, offer, sell, grant any option or right to purchase, or otherwise dispose of (or announce any issuance, offer, sale, grant of any option or right to purchase or other disposition of) any equity security or any equity-linked or related security (including, without limitation, any “equity security” except for the April Offering (any such issuance, offer, sale, grant, disposition or announcement (whether occurring during certain restricted period or at any time thereafter). Therefore, so long as there are any shares of Series A Preferred Stock outstanding we must receive the consent of the required holder of the Series A Preferred Stock prior to undertaking any offering. In addition, in connection with the Inducement Warrants and the July Offering, we are prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of shares of Common Stock or Common Stock equivalents (or a combination of units thereof) involving a Variable Rate Transaction until January 10, 2024.

Furthermore, under the terms of the Exchange Warrant, if we sell securities below the exercise price of the respective warrant, then the exercise price of the Exchange warrant is subject to an adjustment based on the purchase price of the securities. The exercise of such securities based on the downward adjusted exercise price or conversion price will result in issuance of additional securities and additional dilution to our stockholders.

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

As of November 1, 2023, we had (i) 1,417 shares of Series A Preferred Stock outstanding that can be converted into up to 1,530,360 shares of Common Stock based upon a conversion price of $1.00 and stated value of $1,080, subject to adjustment, (ii) 2,095,867 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock at an exercise price of $1.00 per share which were issued in a public offering that closed in April 2023 and July 2023; (iii) 9,452,667 shares of Common Stock issuable upon exercise of a warrant to purchase Common Stock at an exercise price of $1.00 per share issued pursuant to a Modification and Exchange Agreement dated April 20, 2023, as amended, and (iv) 4,877,778 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock at an exercise price of $1.00 per share issued to the September Investors. The holder of the Series A Preferred Stock, and holders of our warrants may convert, exercise or exchange their securities into shares of Common Stock which sales thereof could adversely affect the market price of shares of our Common Stock, and dilute stockholders ownership of our Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of the Inducement Letter dated September 14, 2023 with each of Armistice Capital Master Fund Ltd. and Sabby Volatility Warrant Master Fund, Ltd., or the September Investors, who were holders of existing common stock purchase warrants issued in the April Offering and July Offering, or the Existing Warrants, we agreed to issue common stock purchase warrant to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of common stock underlying the Existing Warrants, which in the aggregate represents 4,877,778 shares of Common Stock, or the Inducement Warrants, as an inducement for the September Investors to exercise their respective Existing Warrants at a reduced exercise price of $1.00. The Inducement Warrants exercisable for 5 years and six months from the issue date, at an exercise price of $1.00, subject to adjustment. The Common Stock underlying the Inducement Warrants were registered on a registration statement on Form S-3, which became effective on October 19, 2023.

The offer, sale, and issuance of the Inducement Warrants were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of this Report.

Exhibit No.	Description
3.1(a)	Third Certificate of Amendment (Series A Preferred Stock)
3.2(b)	Fourth Certificate of Amendment (Series A Preferred Stock)
4.1(c)	Form of Pre-Funded Warrant (July 2023)
4.2(c)	Form of Common Warrant(July 2023)
4.3(a)	Form of Amended and Restated Common Stock Purchase Warrant (July 2023)
4.4(d)	Form of New Warrant (Inducement Warrant)
10.1(c)	Form of Securities Purchase Agreement
10.2(d)	Form of Inducement Letter
10.3(d)	Limited Waiver between the Company and 3i, LP
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(a)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2023
(b)	Incorporated by reference to the Company’s Form 8-K filed on September 27, 2023.
(c)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on June 30, 2023.
(d)	Incorporated by reference from Form 8-K filed with the SEC on September 15, 2023.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLARITY THERAPEUTICS, INC., A Delaware Corporation

Date: November 14, 2023	By:	/s/ James G. Cullem
		Name:	James G. Cullem
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Joan Brown
		Name:	Joan Brown
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)