Form 10-K
period 2023-12-31
Allarity Therapeutics, Inc.
filed 2024-03-08
CIK 1860657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission file number: 001-41160

ALLARITY THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-2147982
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

24 School Street, 2nd Floor, Boston, MA	02108
(Address of principal executive offices)	(Zip Code)

(401) 426-4664

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALLR	The Nasdaq Stock Market LLC

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, was $3,323,760 (based on the closing price for shares of the registrant’s common stock as reported by the Nasdaq Capital Market on June 30, 2023). Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2024, there were 6,178,892 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

ALLARITY THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. All statements, other than statements of historical fact, contained in this Annual Report. including statements regarding our strategy, future preclinical studies and clinical trials, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “target,” “aim,” “should,” ‘will” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. If one or more of these risk factors or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Furthermore, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements relating to Allarity in this Annual Report include, but are not limited to, statements about:

●	our ability to continue as a going concern as addressed in the independent registered public accounting firm’s report on our audited financial statements for the year ended December 31, 2023, included in this report;

●	our ability to secure immediate substantial funding for our operations, working capital and to pursue our clinical trials. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or terminate our operations, product development, other operations or commercialization efforts;

●	on January 26, 2024, we received a Termination Notice from Novartis due to a material breach of our license agreement. Accordingly, under the terms of the Agreement (i) we shall cease all development and commercialization activities with respect to all licensed products; (ii) all rights and licenses granted by Novartis to Allarity shall revert to Novartis; and all liabilities due to Novartis became immediately due and payable in the amount of USD $4,900,000 plus interest;

●	on December 8, 2023, James G. Cullem was terminated as our Chief Executive Officer for cause under his employment agreement. Mr. Cullem has indicated that his termination should be without cause. Any potential dispute with Mr. Cullem could result in substantial costs and be a distraction to our business;

●	our ability to meet the Nasdaq Capital Market (“Nasdaq”) continued listing standards. The listing of our Common Stock on Nasdaq is contingent on our compliance with Nasdaq’s conditions for continued listing. We have a history of non-compliance and currently are not in compliance with the continued listing requirements. Pursuant to a Nasdaq letter dated July 14, 2023, the Company is subject to a panel monitor for a period of one year, which includes continued compliance with the stockholders’ equity requirement and other continued listing requirements. Failure to meet the stockholders’ equity requirement of $2,500,000 will result in immediate delisting, subject to the Company’s right to appeal. On October 27, 2023, we received notification from the Nasdaq Listing Qualifications staff that it intends to delist our Common Stock because the bid price of our Common Stock has closed at less than $1 per share over the previous 30 consecutive business days. On November 16, 2023, we received an additional notification indicating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended September 30, 2023, did not satisfy the continued listing requirement under Nasdaq Listing Rule 5810(c)(3) which serves as an additional basis for delisting. The Company filed a notice of appeal and is awaiting the results of a February 1, 2024 Nasdaq hearing. In the event our Common Stock is no longer listed for trading on Nasdaq, our trading volume and share price may decrease, and you may have a difficult time selling your shares of Common Stock. In addition, we may experience difficulties in raising capital which would materially adversely affect our operations and financial results. Further, delisting from Nasdaq markets could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees;

●	our ability to maintain effective internal control over financial reporting, disclosures and procedures. If we do not maintain effective internal controls, our ability to record, process and report financial information timely and accurately could be adversely affected and could result in a material misstatement in our financial statements, which could subject us to litigation or investigations, require management resources, increase our expenses, negatively affect investor confidence in our financial statements and adversely impact the trading price of our Common Stock;

●	our plans to develop and commercialize the Company’s drug candidates;

●	our ability to generate any revenue or become profitable;

●	the impact of adjustments to our outstanding warrants because of future dilutive financings resulting in the decrease of exercise price and increase the number of shares of issuable under outstanding warrants, adjustment and exercise of such warrants would result in the material dilution of the percentage ownership of our stockholders and increase the number of shares of Common Stock in the public markets. The perception that such sales could occur could cause our stock price to fall;

●	the initiation, cost, timing, progress and results of our current and future preclinical studies and clinical trials, as well as our research and development programs;

●	the impacts of the ongoing COVID-19 pandemic and related restrictions as they may related to our clinical trials;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

ii

●	the unknown consequences of a request for documents from the SEC;
●	the market price of our common stock has been and may continue to be volatile;

●	our ability to successfully acquire or in-license additional product candidates on reasonable terms;

●	our ability to maintain and establish collaborations or obtain additional funding;

●	our ability to obtain regulatory approval of its current and future drug candidates;

●	our expectations regarding the potential market size and the rate and degree of market acceptance of such drug candidates;

●	our expectations regarding our ability to fund operating expenses and capital expenditure requirements with our existing cash and cash equivalents, and future expenses and expenditures;

●	our ability to perform our contractual obligations we have under the transaction documents for financings relating to our Series A Preferred Stock and bridge loans;

●	our ability to enroll patients in our clinical trials, our clinical development activities;

●	our ability to retain key employees, consultants and advisors;

●	our ability to retain reliable third parties to perform the chemistry work associated with our drug discovery, preclinical activities and to conduct our preclinical studies and clinical trials in a satisfactory manner;

●	our ability to secure reliable on third party manufacturers to produce clinical and commercial supplies of API for our therapeutic candidates;

●	our ability to obtain, maintain, protect and enforce sufficient patent and other intellectual property rights for our therapeutic candidates and technology;

●	our anticipated strategies and our ability to manage our business operations effectively;

●	the impact of governmental laws and regulations;

●	the possibility that we may be adversely impacted by other economic, business, and/or competitive factors;

●	any future currency exchange and interest rates; and

●	other risks and uncertainties indicated in this report, including those set forth in the section titled “Risk Factors” as set forth in this report, which is incorporated herein by reference.

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

iii

PART I

Item 1. Business.

Overview

Allarity is a clinical-stage, precision medicine pharmaceutical company actively advancing in-licensed oncology therapeutics for patients with difficult-to-treat cancers leveraging Allarity’s core technology, the Drug Response Predictor (DRP®) platform, to identify the patients most likely to derive clinical benefit from any individual therapeutic. In Q4, 2023, Allarity made significant changes to its business to align with current financial realities and to streamline the Allarity pipeline in order to focus resources on the clinical asset with the highest likelihood to create near and mid-term value, stenoparib. Other assets in the portfolio, namely dovitinib and Ixempra, have been terminated or deprioritized, respectively. Outlicensed assets, namely 2X-111, LiPlaCis and Irofulven, are being developed exclusively by partners in a variety of indications at the partner’s discretion with support from Allarity limited to the DRP® technology for each asset. Our DRP® technology has been broadly validated across an extensive array of therapies and tumor types with a high degree of accuracy for matching the right patient to the right drug. By identifying those patients who will and who will not respond to a cancer therapeutic, the DRP® companion diagnostics platform has the potential to transform cancer therapeutic development by isolating and enrolling only those patients most likely to receive benefit. As a consequence, clinical trials can be smaller and more efficient and can provide profound clinical outcomes, enabling an enhanced probability of clinical and regulatory success. Stenoparib (formerly known as E7449 or 2X-121) is a novel dual inhibitor of poly-ADP-ribose polymerase (PARP) as well as Tankyrases, enzymes critically important in the WNT pathway. Stenoparib is currently being explored in a phase 2 clinical study in patients with advanced, recurrent ovarian cancer who have been pre-selected for enrollment using the stenoparib DRP®. As per the press release from December 5, 2023, emerging clinical data from this trial in heavily pre-treated, advanced ovarian cancer patients show promising clinical benefit across all evaluable patients and include a patient with complete response (i.e. absence of active disease).

In 2023, Allarity seated two new independent directors to its board- Laura Benjamin, PhD and Joe Vazzano. Along with the Chairman of the board, Jerry McLaughlin, Dr. Benjamin and Mr. Vazzano took the decision to replace the CEO, Mr. James Cullen, with Thomas Jensen. Mr. Jensen serves as interim CEO and is a co-founder of Allarity. He has extensive experience not only with the DRP® platform but also with capital fund raising. Mr. Jensen is currently in the process of streamlining the organization and its finances to fuel the focused development of stenoparib in ovarian cancer.

Our Corporate Approach to Developing Novel Cancer Therapeutics using the DRP® Platform

Our focused approach to address major unmet needs in oncology leverages our management’s expertise in cancer drug discovery and development and in deploying Allarity’s proprietary DRP® platform to identify patients whose tumors have a particular gene expression signature that reflects high likelihood of drug sensitivity. As a result, we have created substantial intellectual property around the composition of matter for our in-licensed clinical assets. The foundations of our approach include:

●	The pursuit of clinical-stage assets: We strive to identify and pursue novel oncology therapeutic candidates that have advanced beyond Phase 1 clinical trials and are preferably Phase 2 to Phase 3 clinical stage assets. Accordingly, the assets we have acquired, and intend to acquire, have undergone prior clinical trials by other pharmaceutical companies. The clinical data from these programs helps us evaluate whether these candidates have shown anti-cancer activity that would support additional clinical trials in patients selected for clinical study using our DRP® platform. We have largely focused our acquisition/ in-licensing efforts on therapeutic candidates that have been the subject of prior clinical trials conducted by large pharmaceutical companies in unselected patient populations. Further we intend to select therapeutic candidates for which development can be enhanced using our drug-specific DRP® technology to advance in parallel with the therapeutic candidate in further clinical trials as a companion diagnostic.

●	Our proprietary DRP® companion diagnostics: We believe our proprietary and patented DRP® platform provides us with a substantial competitive advantage for clinical and regulatory success for each of the therapeutic candidates in our pipeline. Our DRP® companion diagnostic platform is a proprietary, predictive biomarker technology that employs complex systems biology and bio-analytics with a proprietary clinical relevance filter to bridge the gap between in vitro cancer cell responsiveness to a given therapeutic candidate and in vivo likelihood of actual patient benefit from that therapeutic candidate. The DRP® companion diagnostic platform has been validated using retrospective observational studies in 35 clinical trials that were conducted or sponsored by other companies. We intend to develop and validate a drug-specific DRP® biomarker for each and every therapeutic candidate in our portfolio that can be used as a companion diagnostic to select and treat patients most likely to respond to that therapeutic candidate. Although we are in the early stages of our companion diagnostic development and have not yet received a Pre-Marketing Authorization (PMA) from the U.S. Food and Drug Administration (FDA), our DRP® technology has been peer-reviewed by numerous publications and we have patented our DRP® platform for more than 70 anti-cancer drugs. While retrospective analyses of prior clinical trials guide the clinical development of our companion diagnostics, prospective clinical trials are typically required in order to receive a PMA from the FDA.

●	A precision oncology approach driven by our DRP® platform: Our focused strategy is to advance our pipeline of therapeutic candidates, in parallel with DRP® companion diagnostics, to bring these therapeutic candidates, once approved, to market and to patients. Our DRP® companion diagnostic platform provides a gene expression signature that we believe reveals whether a specific tumor in a specific patient is likely to respond to one of our therapeutic candidates and therefore can be used to identify those patients who are most likely to respond to a particular therapeutic treatment in order to guide therapy decisions and lead to better treatment outcomes. We believe our DRP® companion diagnostic platform may be used both to identify a susceptible patient population for inclusion in clinical trials during the drug development process (and to exclude the non-susceptible patient population), and further to select the optimal anti-cancer drug for individual patients in the treatment setting once an anti-cancer drug is approved and marketed. By including only patients that have tumors that we believe may respond to our therapeutic candidate, we believe our proprietary DRP® companion diagnostics platform has the potential to improve the overall clinical benefit in our clinical trials and thereby improving our chances for regulatory approval to market our therapeutic candidate, while potentially reducing the time, cost, and risk of clinical development.

While we have not yet successfully received regulatory or marketing approval for any of our therapeutic candidates or companion diagnostics, and while we believe that our approach has the potential to reduce the cost and time of drug development through the identification and selection of patient populations more likely to respond to therapy, our strategy involves risks and uncertainties that differ from other biotechnology companies that focus solely on new therapeutic candidates that do not have a history of clinical development. By utilizing our DRP® platform to generate a drug-specific companion diagnostic for each of our therapeutic candidates, we believe our therapeutic candidates have the potential to advance the goal of personalized medicine by selecting only the patients most likely to benefit from each of our therapeutic candidates. Moreover, this pre-selection excludes patients who are unlikely to get benefit from a specific therapy, allowing those patients to find more effective therapeutic options. As used in this report, statements regarding the use of our proprietary DRP® companion diagnostics or our proprietary DRP® platform or our observations that a therapeutic candidate may have anti-cancer or anti-tumor activity or is observed to be well tolerated in a patient population should not be construed to mean that we have resolved all issues of safety and/or efficacy for any of our therapeutic candidates or DRP® companion diagnostic. Issues of safety and efficacy for any therapeutic candidate or companion diagnostic may only be determined by the FDA or other applicable regulatory authorities in jurisdictions outside the United States.

Our Lead Clinical Asset, Stenoparib

Stenoparib is a novel inhibitor of the key DNA damage repair enzyme PARP. Distinct from other PARP inhibitors, stenoparib also inhibits Tankyrases, enzymes critically important in the WNT pathway- a pathway commonly activated in many different cancers that drives cancer cell survival and proliferation as well as invasion and metastasis. Stenoparib was formerly developed by Eisai, Inc. (Eisai) through Phase 1 clinical trials. We have in-licensed the intellectual property rights to develop, use and market stenoparib. Consequently, we must perform all of the obligations under these license agreements, including the payment to Esai pharmaceuticals of substantial development milestones and royalties on future sales in the event we receive marketing approval for stenoparib. If we fail to perform our obligations under our license agreement, we may lose the intellectual property rights to this therapeutic candidate, which would have a material adverse effect on our business. We are currently advancing a Phase 2 clinical trial of this therapeutic candidate for the treatment of ovarian cancer at trial sites in the U.S. and Europe together using the stenoparib-specific DRP® companion diagnostic for which the FDA has previously approved an Investigational Device Exemption (IDE) application to prospectively enroll patients onto clinical trial.

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

Corporate Information

Our former parent, Allarity Therapeutics A/S, was founded in Denmark in 2004 by our chief scientific officer, Steen Knudsen, Ph.D., and our Interim Chief Executive Officer, Director and Senior Vice President of Investor Relations, Thomas Jensen, both of whom were formerly academic researchers at the Technical University of Denmark working to advance novel bioinformatic and diagnostic approaches to improving cancer patient response to therapeutics. On May 20, 2021, we entered a Plan of Reorganization and Asset Purchase Agreement (the “Recapitalization Share Exchange”), between us, Allarity Acquisition Subsidiary, our wholly owned Delaware subsidiary (“Acquisition Sub”), and Allarity Therapeutics A/S, an Aktieselskab organized under the laws of Denmark. Pursuant to the terms of the Recapitalization Share Exchange, our Acquisition Sub acquired substantially all of the assets and liabilities of Allarity Therapeutics A/S in exchange for shares of our common stock on December 20, 2021, and our common stock began trading on the Nasdaq Global Market on that same day. See section titled “BUSINESS — Recapitalization Share Exchange, Asset Acquisition and Financing.”

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

Our Corporate History

We were founded in Denmark in 2004 by our chief scientific officer, Steen Knudsen, Ph.D., and our Interim Chief Executive Officer, Director, and Senior Vice President of Investor Relations, Thomas Jensen, both of whom were formerly academic researchers at the Technical University of Denmark working to advance novel bioinformatic and diagnostic approaches to improving cancer patient response to therapeutics. On May 20, 2021, we entered a Plan of Reorganization and Asset Purchase Agreement (the “Recapitalization Share Exchange”), between us, Allarity Acquisition Subsidiary, our wholly owned Delaware subsidiary (“Acquisition Sub”), and Allarity Therapeutics A/S, an Aktieselskab organized under the laws of Denmark. Pursuant to the terms of the Recapitalization Share Exchange, our Acquisition Sub acquired substantially all of the assets and liabilities of Allarity Therapeutics A/S in exchange for shares of our common stock on December 20, 2021, and our common stock began trading on Nasdaq on that same day.

Our Business

Our DRP® companion diagnostic platform has been retrospectively validated by us using retrospective observational studies in 35 clinical trials that were conducted or sponsored by other companies. The FDA considers a retrospective observational study to be one in which the study identifies the population and determines the exposure/treatment from historical data (i.e. data generated prior to the initiation of the study) with the variables and outcomes of interest determined at the time the study is designed. See, Framework for FDA’s Real-World Evidence Program, page 6 (December 2018), https://www.fda.gov/media/120060/download. The FDA has accepted our retrospective validation in support of two IDE applications to conduct clinical trials, one with respect to LiPlaCis® and one with respect to stenoparib. However, while retrospective studies guide our clinical development of our companion diagnostics, prospective clinical trials are typically required in order to receive a PMA from the FDA.

We submitted a New Drug Application (NDA) to the FDA for our now de-prioritized therapeutic candidate, dovitinib, a second-generation “pan”-tyrosine kinase inhibitor (TKI), on December 21, 2021, for the third line treatment of mRCC in patients selected by our Dovitinib-DRP® companion diagnostic. Subsequently the FDA determined that our NDA was not sufficiently complete to permit a substantive review and therefore or NDA was not accepted for filing. The primary grounds of rejection asserted by the FDA relates to our use of prior Phase 3 clinical trial data, generated by Novartis in a “superiority” endpoint study against sorafenib (Bayer), to support a “non-inferiority” endpoint in connection with the DRP® Dovitinib companion diagnostic. We anticipate that the FDA will require a prospective Phase 3 clinical trial as well as additional dosage studies before regulatory approval of Dovitinib as a monotherapy and its companion diagnostic Dovitinib-DRP can be obtained. We have decided that the costs, risks and potential benefits of conducting these studies for dovitinib as a monotherapy for mRCC are no longer the best path toward regulatory or commercial success.

While we have suffered delays due to the COVID-19 pandemic, we continue to expand patient enrollment in our ongoing Phase 2 clinical trial for our priority program, stenoparib, a novel dual inhibitor of the key DNA damage repair enzyme PARP, as well as tankyrases, key enzymes in the WNT pathway implicated in many cancer types. We also intend to opportunistically acquire other promising oncology assets that can benefit from DRP® platform based patient identification. Our programs for dovitinib and Ixempra have been de-prioritized. Novartis has terminated the license agreement for dovitinib. These pro-active decisions to trim the pipeline allow us to funnel all resources into the development of stenoparib.

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

Simultaneously with the closing of its Recapitalization Share Exchange, we closed on the PIPE Investment pursuant to the SPA. On December 20, 2021, we issued 20,000 shares of Series A Preferred Stock at $1,000 per share and a common stock purchase warrant to purchase 2,018,958 shares of common stock at an initial exercise price of $9.9061 to the Investor for an aggregate purchase price of $20 million. Each share of Series A Preferred Stock has a right to convert into shares of our common stock at an initial fixed conversion price of $9.9061. However, if (i) the price of our shares of common stock trade below $9.9061 (a “Price Failure”) for a specified period of time; or (ii) in the event that the sum of (x) the aggregate daily dollar trading volume (as reported on Bloomberg) of our common stock on Nasdaq during the 10 trading day period ending on the trading day immediately preceding such date of determination, divided by (y) 10, is less than $1,500,000 (a “Volume Maximum Failure”), each share of Series A Preferred Stock is entitled to convert at a price equal to 90% of the sum of the two lowest VWAPs during the 10 trading day period immediately preceding delivery divided by two (the “90% Conversion Price”), but not less than the Floor Price, or, at the time of such Price Failure or Volume Maximum Failure, the sum of the average daily U.S. Dollar volume for our common stock during the 10 days previous to conversion divided by 10 is less than $2,000,000 (a “Volume Alternate Failure”), then each share of Series A Preferred Stock is entitled to convert at the lower of the fixed conversion price or a price equal to 80% of the sum of the two lowest VWAPs during the 10 trading day period immediately preceding delivery divided by two (the “80% Conversion Price”), but not less than the Floor Price (such 90% Conversion Price or 80% Conversion Price, as the case may be, the “Alternate Conversion Price”). If certain defined “Triggering Events” defined in the Certificate of Designations occur, such as a breach of the Registration Rights Agreement, suspension of trading, or our failure to convert the Series A Preferred Stock into common stock when a conversion right is exercised, failure to issue our common stock when the PIPE Warrant is exercised, failure to declare and pay to any holder any dividend on any dividend date, certain defaults on our debts or contractual obligations, or upon a “bankruptcy triggering event” (as defined in the Certificate of Designations), then we may be required to pay a dividend that is added to the stated value on the Series A Preferred Stock in the amount of 18% per annum, but paid quarterly in cash, so long as the triggering event is continuing, or to redeem the Series A Preferred Stock for cash in an amount of a minimum of 125% of the Conversion Amount (as defined in the Certificate of Designations) of the Series A Preferred Stock or 125% of the Conversion Amount of the Series A Preferred Stock would be entitled to convert into our common stock at the Alternate Conversion Price. In the event that we experience a “Change of Control” (as defined in the Certificate of Designations) we may also be required to redeem the Series A Preferred Stock for cash at a minimum of 125% of their Conversion Amount. In addition, if thirty days after our common stock commences trading on Nasdaq the sum of the average daily dollar volume for the 10 days previous to conversion divided by 10 is less than $2,500,000, then the Series A Preferred Stock shall be entitled to a one-time dividend equal to an 8% increase in the stated value of the Series A Preferred Stock, or an $80 increase per share in stated value, resulting in a stated value of $1,080 per share of Series A Preferred Stock. This dividend was paid during the first quarter of 2022. The Certificate of Designations of Series A Convertible Preferred Stock of Allarity Therapeutics, Inc. was filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on September 13, 2021.

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

On January 14, 2024, pursuant to the terms of the January 14th, 2024, 3i, LP Bridge Loan, the Company modified the conversion price of the 3i Exchange Warrants from $1.00 to $0.4476, thereby increasing the number of Exchange Warrants outstanding from 4,407,221 at December 31, 2023, to 9,846,339 outstanding at January 14, 2024. Also on January 14, 2024, the conversion price of the outstanding 1,417 shares of Series A Preferred Stock was revised from $1.00 to $0.4476. We filed the Fifth Certificate of Amendment to Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (the “Fifth Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $0.4476. At a stated value of $1,080 for each share of Series A Preferred Stock, the revised price of $0.4476 per share results in the 1,417 shares being convertible into 3,419,035 common shares as of January 14, 2024.

On February 13, 2024, pursuant to the terms of the February 13, 2024, 3i, LP Bridge Loan, the Company modified the conversion price of the 3i Exchange Warrants from $0.4476 to $0.4050 and thereby increased the number of Exchange Warrants outstanding from 9,846,339 on January 18, 2024, to 10,882,028 on February 13, 2024. The Company also agreed to amend the conversion price of the Series A Preferred Stock to equal $0.405 as soon as practicable. We filed the Sixth Certificate of Amendment to Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (the “Sixth Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $0.405. At a stated value of $1,080 for each share of Series A Preferred Stock, the revised price of $0.405 per share results in the 1,296 shares being convertible into 3,456,000 common shares.

Bridge Loans

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

On April 19, 2023, 3i, provided the Company with a loan for $350,000, which was evidenced by a Secured Promissory Note dated April 19, 2023 (the “April Note”).

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

On June 29, 2023, the Company entered into a Secured Note Purchase Agreement with 3i, (the “June 2023 Purchase Agreement”), pursuant to which, on June 30, 2023, 3i purchased a secured promissory note for a principal amount of $350,000 (the “3i June Promissory Note”). Such note matured on July 31, 2023, and carried an interest rate of 5% per annum, and is secured by all of the Company’s assets pursuant to that certain security agreement dated June 29, 2023 (the “Security Agreement”). As contemplated by the June 2023 Purchase Agreement, the Company filed the Second Certificate of Amendment with the Delaware Secretary of State on June 30, 2023. From the proceeds of the July Offering, on July 10, 2023, the Company redeemed the 3i June Promissory Note for $351,000 in cash.

On January 18th, 2024, we entered into a Securities Purchase Agreement with 3i, pursuant to which we issued and sold 3i a senior convertible promissory notes in an aggregate principal amount of $440,000 due on January 18, 2025 (the “First Note”, and together with the Purchase Agreement, the “Transaction Documents”) for an aggregate purchase price of $400,000, representing an approximate 10% original issue discount (the “Transaction”). We agreed to use the net proceeds from the sale of the Note for accounts payable and working capital purposes. Unless the Transaction Documents state otherwise, we may not prepay any portion of the principal amount of the Note without the Purchaser’s prior written consent.

On February 13, 2024 (the “Second Closing”), the Parties entered into a Limited Waiver Agreement (the “Waiver Agreement”) and agreed that the Second Closing can be consummated prior to the 30th calendar day following January 18, 2024. The Parties further waive any rights or remedies that they may have under Section 2.3 of the Purchase Agreement, solely in connection with the Second Closing, including any rights of termination, defaults, amendment, acceleration or cancellation that be triggered under the Purchase Agreement solely as a result of accelerating the Second Closing. As of the Second Closing, we issued and sold to the Purchaser a senior convertible promissory note in an aggregate principal amount of $440,000 (the “Principal Amount”) due on February 13, 2025 (the “Second Note,” and together with the First Note dated January 18, 2024, and Purchase Agreement, the “Second Transaction Documents”) for an aggregate purchase price of $400,000, representing an approximately 10% original issue discount (the “Second Transaction”). We agreed to use the net proceeds from the sale of the Second Note for accounts payable and working capital purposes. Unless the Transaction Documents state otherwise, we may not prepay any portion of the principal amount of the Second Note without the Purchaser’s prior written consent.

Amendments to the Certificate of Designation of Series A Preferred Stock

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

On April 20, 2023, the Company also entered into a Cancellation of Debt Agreement. Pursuant to such agreement, 1,550 shares of Series A Preferred Stock (the “Redemption Shares”) beneficially owned by 3i were redeemed in full for a purchase price of $1,652, which redemption price was paid in cash from the portion of the proceeds from the April Offering. The Company also entered into the First Amendment to the Registration Rights Agreement dated May 20, 2023 (the “RRA”), which became effective upon the April Offering Closing, to amend certain defined terms under the RRA to include the Exchange Shares, the New Warrant Shares and the Note Conversion Shares.

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

On January 14, 2024, pursuant to the terms of the January 14th, 2024, 3i, LP Bridge Loan, the Company modified the conversion price of the 3i Exchange Warrants from $1.00 to $0.4476, thereby increasing the number of Exchange Warrants outstanding from 4,407,221 at December 31, 2023, to 9,846,339 outstanding at January 14, 2024. Also on January 14, 2024, the conversion price of the outstanding 1,417 shares of Series A Preferred Stock was revised from $1.00 to $0.4476. We filed the Fifth Amendment with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $0.4476. At a stated value of $1,080 for each share of Series A Preferred Stock, the revised price of $0.4476 per share results in the 1,417 shares being convertible into 3,419,035 common shares as of January 14, 2024.

On February 13, 2024, pursuant to the terms of the February 13, 2024, 3i, LP Bridge Loan, the Company modified the conversion price of the 3i Exchange Warrants from $0.4476 to $0.4050 and thereby increased the number of Exchange Warrants outstanding from 9,846,339 on January 18, 2024, to 10,882,028 on February 13, 2024. The Company also agreed to amend the conversion price of the Series A Preferred Stock to equal $0.405 as soon as practicable. We filed the Sixth Amendment with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $0.405. At a stated value of $1,080 for each share of Series A Preferred Stock, the revised price of $0.405 per share results in the 1,296 shares being convertible into 3,456,000 common shares.

Modifications to Conversion Price of Series A Preferred Stock

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

On February 28, 2023, we entered into a SPA with 3i, L.P. for the purchase and sale of 50,000 shares of Series C Convertible Redeemable Preferred Stock, par value of $0.0001 per share of Series C Preferred Stock at a purchase price of $24.00 per share, for a subscription receivable in the aggregate amount equal to the total purchase price of $1.2 million (the “Series C Offering”). The Shares are convertible into shares of the Company’s common stock, subject to the terms of the COD. The conversion price for the Series C Preferred Stock is initially equal the lower of: (i) $0.182, which is the official closing price of the Common Stock on the Nasdaq Global Market (as reflected on Nasdaq.com) on the Trading Day (as defined in the COD) immediately preceding the Original Issuance Date (as defined in the COD); and (ii) the lower of: (x) the official closing price of the Common Stock on the Nasdaq Global Market (as reflected on Nasdaq.com) on the Trading Day immediately preceding the Conversion Date or such other date of determination; and (y) the average of the official closing prices of the Common Stock on the Nasdaq Global Market (as reflected on Nasdaq.com) for the 5 Trading Days immediately preceding the Conversion Date (as defined in the COD) or such other date of determination, subject to adjustment herein (the “Conversion Price”), with the Conversion Price being no less than $0.0370 (the “Floor Price”). In the event that the Conversion Price on a Conversion Date would have been less than the applicable Floor Price if not for the immediately preceding sentence, then on any such Conversion Date the Company will pay the Holder an amount in cash, to be delivered by wire transfer out of funds legally and immediately available therefor pursuant to wire instructions delivered to the Company by the Holder in writing, equal to the product obtained by multiplying (A) the higher of (I) the highest price that the Common Stock trades at on the Trading Day immediately preceding such Conversion Date and (II) the applicable Conversion Price and (B) the difference obtained by subtracting (I) the number of shares of Common Stock delivered (or to be delivered) to the Holder on the applicable Share Delivery Date with respect to such conversion of Series C Preferred Stock from (II) the quotient obtained by dividing (x) the applicable Conversion Amount that the Holder has elected to be the subject of the applicable conversion of Series C Preferred Stock, by (y) the applicable Conversion Price without giving effect to clause (x) of such definition. The Offering closed on February 28, 2023.

In connection with the Series C Offering, concurrently with the SPA, the Company entered into a registration rights agreement with 3i, L.P. (the “RRA”) pursuant to which the Company is required to file a registration statement with the SEC to register for resale the shares of Common Stock that are issued upon the potential conversion of the Shares. Under the terms of the RRA, if we fail file an Initial Registration Statement (as defined in the RRA) on or prior to its Filing Date (as defined in the RRA), or fail to maintain the effectiveness of the registration statement beyond defined allowable grace periods set forth in the RRA, we will incur certain registration delay payments, in cash and as partial liquidated damages and not as a penalty, equal to 2.0% of 3i, L.P.’s subscription amount of the Shares pursuant to the SPA. In addition, if we fail to pay any partial liquidated damages in full within 7 days after the date payment, we will have to pay interest at a rate of 18.0% per annum, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The Company has also agreed to pay all fees and expenses incident to the performance of the RRA, except for any broker or similar commissions. In connection with the Series C Offering, the Company and 3i, L.P. entered into a limited waiver agreement pursuant to which 3i, L.P. confirmed that the sale and issuance of the Shares will not give rise to any, or trigger any, rights of termination, defaults, amendment, anti-dilution or similar adjustments, acceleration or cancellation under the existing agreements with 3i, L.P.

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

The Allarity Therapeutic Candidate Portfolio

Our priority therapeutic candidate, stenoparib, is a dual inhibitor of the key DNA damage repair enzyme PARP, as well as Tankyrases, critical enzymes involved in the WNT signaling pathway commonly activated in many cancers. DNA damage repair mechanisms are crucial to mammalian cell survival and replication. Inhibition of key DNA damage repair enzymes, such as PARP, has clinically demonstrated to be therapeutically beneficial in the treatment of cancers, including ovarian cancers. Tankyrases are enzymes involved in the stabilization and maintenance of telomeres (the ends of chromosomal DNA) during cell replication, Inhibition of tankyrases may provide an additional mechanism of impeding cancer cell survival and growth. Tankyrases also play a key role in the WNT signaling pathway- a pathway that is activated in most solid cancers and that drives cellular proliferation, survival and metastatic capacity.

There are four PARP inhibitors currently approved and used for the treatment of cancers, primarily ovarian and breast cancers but now also pancreatic and prostate cancers. Most of these approved PARP inhibitors use mutation of BRCA genes, which encode another important DNA damage repair enzyme, as a biomarker for whether the patient will respond to a PARP inhibitor. The theory is that tumors already defective in BRCA, which are then treated with an inhibitor of PARP, will suffer higher cell/tumor death than cells with active, unmutated BRCA, effectively resulting from a synergistic inhibition of multiple DNA damage repair pathways. Stenoparib has demonstrated a differentiated therapeutic and toxicity profile compared to other currently approved PARP inhibitors. In addition to stenoparib’s dual PARP and Tankyrase inhibitory activity, preclinical data suggest that stenoparib may cross the blood-brain barrier (BBB) — potentially leading to treatment opportunities for primary brain cancers as well as brain metastases from other cancers. Importantly, clinical evidence to date shows that stenoparib is well tolerated and does not cause the myelotoxicity typical of other approved PARP inhibitors.

Additionally, we have developed and retrospectively validated our Stenoparib-DRP® companion diagnostic using clinical trial biopsies from the prior Phase 1 clinical trial of this therapeutic candidate. In retrospective analysis of this trial, we have observed that patients selected with our Stenoparib-DRP® have a fourfold (4X) improvement in overall survival when compared to DRP® negative patients. Our putative Stenoparib-DRP® companion diagnostic identified a substantially broader patient subgroup than those identified by BRCA mutation or homologous repair deficiency, thus potentially enabling the treatment of more patients. We plan to apply for initial market approval for stenoparib, in the U.S., for the treatment of advanced ovarian cancer, using our Stenoparib- DRP® companion diagnostic to select and treat patients likely to derive clinical benefit from stenoparib. We are currently advancing a Phase 2 clinical trial for stenoparib for the treatment of advanced, recurrent ovarian cancer at trial sites in the U.S. and Europe, leveraging the Stenoparib-specific DRP® companion diagnostic to pre-select patients for enrollment. The use of the stenoparib-specific DRP companion diagnostic has been previously approved through the FDA’s Investigational Device Exemption (IDE) application.

Partnerships and Out-Licensing Leverage the DRP® Platform for Other Cancer Therapeutics

We have also developed external partnerships and out-licensing arrangements to enable the advance of other therapeutic candidates, LiPlaCis®, 2X-111 and Irofulven, leveraging a DRP® companion diagnostic for each drug. LiPlaCis® is an advanced, targeted liposomal formulation of Cisplatin. While we previously had an exclusive in-license to develop this drug from LiPlasome Pharma ApS, on March 28, 2022, we agreed to transfer our exclusive development rights to Chosa ApS, an affiliate of Smerud Medical Research International AS and have out-licensed our DRP® companion diagnostic for LiPlaCis® to Chosa. The specific LiPlaCis® formulation utilizes a proprietary phospholipase A (sPLA2-IIA) cleavage substrate for controlled, selective hydrolyzation, disruption and release of drug payload in the presence of tumor cells. This delivery vehicle may result in drug accumulation directly at tumor site, thereby potentially increasing drug targeting at the tumor and reducing negative, off target drug effects and toxicity that is well known for cisplatin. We have previously developed and retrospectively validated a DRP® companion diagnostic specific for cisplatin, which we believe enables us to identify and treat the patients most likely to respond to this therapeutic candidate.

 2X-111 is an advanced, targeted liposomal formulation of Doxorubicin, that remains one of the world’s most widely used chemotherapies. We exclusively in-licensed this therapeutic candidate from 2BBB Medicines, B.V. The specific 2X-111 formulation, which exploits a glutathione enhanced PEG-liposomal delivery system, we believe may allow 2X-111 to cross the BBB, thereby potentially enabling the treatment of primary brain tumors, such as glioblastoma multiforme (GBM), and secondary brain tumors that originated from cancers outside the brain, such as metastatic breast cancer. The treatment of such brain tumors is a significant unmet need in cancer care, given that patients with primary brain tumors and metastases have few or no meaningful therapy options. We have previously developed and retrospectively validated a DRP® companion diagnostic specific for epirubicin, which may enable us to identify and treat the patients most likely to respond to this therapeutic candidate. 2X-111 has previously shown encouraging results in a Phase 2 trial (without use of a DRP® companion diagnostic) for the treatment of both GBM and brain metastases of mBC. In June of 2020, we out-licensed this program to Smerud Medical Research International, our long-time CRO partner in Europe, which was subsequently terminated on March 28, 2022, in connection with our out-licensing of our DRP® companion diagnostic for LiPlaCis® to Chosa discussed above.

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

We retain exclusive worldwide rights to all the therapeutic candidates in our pipeline, with the exception of IXEMPRA® for which we have exclusive European rights and our putative DRP® companion diagnostic specific for Irofulven, which we have out-licensed to Lantern Pharma, Inc. and our DRP® companion diagnostic for LiPlaCis® which we have out-licensed to Chosa. We have a broad intellectual property portfolio comprised of more than 17 granted DRP® patents covering 70 different cancer drugs, and another 27 DRP® patent applications pending covering 2 additional cancer drugs. Our rolling patent strategy allows our DRP® patents to be listed in FDA's Orange Book for the drugs where they occur in the approval label. We also control remaining composition of matter, formulation, and methods of use patent coverage on stenoparib which extends out to 2028 or 2032 depending on the relevant patents.

Strategy Revised in Q4 2023

We strive to deliver meaningful benefit to patients with serious unmet medical needs in oncology by developing potentially breakthrough therapies, guided by our proprietary DRP® companion diagnostics, in a personalized medicine approach. The core elements of our strategy now include:

●	Focus all internal resources on accelerating the development of stenoparib in advanced, recurrent ovarian cancer. We are currently enrolling patients in both the US and in the UK on a phase 2 study evaluating stenoparib as monotherapy given twice daily (600 mg total dose per day) in patients with advanced recurrent ovarian cancers regardless of BRCA mutational or homologous DNA repair status or prior PARP inhibitor treatment. As reported in a press release December 5, 2023, this trial has already shown promising clinical benefit across all evaluable patients, including a complete RECIST response. All patients are pre-selected for enrollment using the steoparib-specific DRP® companion diagnostic. The promise of these emerging clinical benefit data have prompted the company to deprioritize all other internal clinical development programs to enable acceleration of the stenoparib monotherapy program in ovarian cancer.

●	Support the continuing, external clinical development of our secondary pipeline assets towards value inflection points. We have previously out-licensed both LiPlaCis® and 2X-111, to our longtime CRO partner Smerud Medical Research International, in our efforts to advance the clinical development of these assets. In March 2022, we restructured our LiPlaCis® license agreements with Smerud and original drug owner LiPlasome Pharma ApS, in a way that will enable Smerud to step into the shoes of Allarity and assume full control of this program for further development in a Smerud affiliate, Chosa ApS, and to secure additional investment funding and collaborative development of the program through the affiliate. Allarity and SMERUD are currently in discussions about a revised agreement, together with original drug owner 2BBB Medicines, B.V., about future clinical advancement of 2X-111. We intend to provide support for both of these clinical programs with our proprietary DRP® companion diagnostics and our clinical trial and regulatory expertise, and are in ongoing negotiations with SMERUD to extend the financing pathways and timeframe for these programs.

Overview of Our DRP® Companion Diagnostic Platform

Our patented DRP® platform is a proprietary technology that enables the development of drug-specific companion diagnostics that are used to identify patients that will most likely benefit from a particular cancer therapy. While our strategy is to use our DRP® platform to advance our own therapeutic candidates, we believe our DRP® platform could be used by many other cancer drugs, both for drugs in clinical development and for those already on the market.

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

In cancer therapy, personalized medicine, also known as precision medicine, aims to match therapeutic products to those patients (and only those patients) who will positively benefit from that therapeutic product. Personalized medicine in the field of oncology therefore depends on (1) understanding the molecular pathophysiology of cancer and (2) the ability of companion diagnostics to accurately and reliably detect and measure molecular biomarkers. Consequently, these companion diagnostics inform both the clinical development of therapeutic candidates and the approved use of therapeutic products.

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

Our DRP® platform is a powerful bioinformatic engine that is based on advanced systems biology and transcriptomics, meaning that it analyzes all genes that are transcribed (i.e. expressed) as RNA and/or microRNA in a tumor and whether those transcribed genes are affected in response to treatment of the tumor (or cancer cells) with a given approved drug or therapeutic candidate. Our approach differs greatly from simple genetic tests, such as those for a critical mutation in a single gene and provides a much deeper level of insight into a tumor’s likelihood of responding to a particular approved drug or therapeutic candidate, that may not be observed by simply looking at a patient’s DNA sequence information.

When we create a new, drug-specific DRP® companion diagnostic using our DRP® platform, we start with an established panel of cancer cell lines, which have been treated with the cancer drug or therapeutic candidate, to correlate the genetic expression profile of cell lines that are either sensitive or resistant to the drug or therapeutic candidate. In our development of a companion diagnostic, we usually use a well-known collection of 60 human tumor cell lines from the National Cancer Institute known as the “NCI-60” panel, however we also use proprietary cancer cell line panels. Gene expression profiles of the cancer cell lines are derived from a microarray (commercially available Affymetrix Gene Chips) to quantify the level of mRNA and/or microRNA that have been transcribed from genes in those cells. The advanced bioinformatic algorithm at the heart of our DRP® platform then identifies, from all mRNA, the specific ones that are correlated with either drug or therapeutic candidate response or resistance, and the collection of these biomarkers becomes a “fingerprint” of response (or resistance) to that drug or therapeutic candidate. Our DRP® platform then applies what we believe to be a unique “biological relevance filter” — created from analyzing more than 3,000 actual biopsy samples from human clinical trials across a broad range of cancer types — to remove biomarkers that are not relevant to actual clinical response of tumors (from patients) and thus reduce the background noise from our observations. This process generates a putative DRP® companion diagnostic, specific for the drug or therapeutic candidate, which identifies a subpopulation of cancer patients most likely to respond to the drug or therapeutic candidate. Typically, between 50 and 400 biomarkers (i.e. expressed genes) comprise a putative DRP® companion diagnostic for a specific drug or therapeutic candidate.

However, before we can confidently use the DRP® companion diagnostic with real cancer patients, either in clinical trials for a therapeutic candidate or for an approved and on-market drug, we must retrospectively validate the predictive power of the DRP® for that drug or therapeutic candidate by accessing tumor biopsies (or gene expression data from such biopsies) from prior clinical trials of the drug or therapeutic candidate, and then retrospectively predicting which patients will respond to the drug or therapeutic candidate. When possible, we do our analysis in a “blinded” manner, meaning that we have no access to patient information and whether they did or did not respond to the drug or therapeutic candidate. Using this protocol of analysis, we believe we are able to retrospectively validate whether our putative DRP® companion diagnostic would have correctly identified those patients who did respond to the drug or therapeutic candidate. At this stage, we also establish a cutoff score for the putative DRP® companion diagnostic, in order to capture most of the responsive patients while excluding most of the nonresponsive patients in the tested population. Typically, we set a DRP® cutoff score for a given cancer drug at 50%, although we may use a more stringent cutoff score for certain cancer types or drugs.

If we succeed with the final retrospective validation step, then our putative DRP® companion diagnostic is ready for submission as an IDE to the FDA and, if approved, for use with actual patients in clinical trials. Depending on the outcomes of our clinical trials, a PMA application may be made with the FDA and, if approved, our DRP® companion diagnostic may be used with an approved drug in cancer therapy. The following image shows how to use a drug-specific DRP® companion diagnostic, in practice, to test whether a patient will or will not respond to a given cancer drug:

For example, we may receive at our diagnostic laboratory (or a partner diagnostic laboratory), a biopsy sample from a hospital or cancer center where a patient is being treated. Often, this biopsy sample is formalin-fixed paraffin-embedded (FFPE). Generally, we prefer a recent biopsy to an older (e.g. diagnostic) biopsy, since tumors may change, at the molecular level, with time and after therapy. Gene expression in tumor cells from the biopsy is determined in the same manner as in the cell lines previously described above. The expression levels of the relevant biomarkers (that comprise the DRP® companion diagnostic) in the patient’s tumor are compared to the DRP® reference in order to assess how closely the patient’s biomarker expression levels match the reference. We then apply the relevant DRP® score cutoff (e.g. 50%) for that drug to determine whether the patient has a high enough DRP® score to be identified as a likely responder for the drug.

Our DRP® platform has been validated by us using retrospective observational studies in 35 clinical trials that were conducted or sponsored by other companies. The FDA considers a retrospective observational study to be one in which the study identifies the population and determines the exposure/treatment from historical data (i.e. data generated prior to the initiation of the study) with the variables and outcomes of interest determined at the time the study is designed. See, Framework for FDA’s Real-World Evidence Program, page 6 (December 2018), https://www.fda.gov/media/120060/download. The FDA has accepted our retrospective validation in support of two IDE applications to conduct clinical trials, one with respect to LiPlaCis® and one with respect to stenoparib. We believe our DRP® platform has successfully generated drug-specific putative DRP® companion diagnostics for a broad range of cancer drugs and therapeutic candidates with different mechanisms-of-action (e.g. kinase inhibitors, chemotherapeutics, HDAC inhibitors, PARP inhibitors, hormone receptor inhibitors, etc.) and across both solid and hematological cancers. Although none of our putative DRP® companion diagnostics have yet been approved by the FDA for marketing, the following graphic illustrates some retrospective validations we have conducted (a strong clinical impact suggests that use of the putative DRP® companion diagnostic may result in a 3X to 5X increase in therapeutic benefit for DRP®-selected patients, while a moderate clinical impact suggests that the DRP® companion diagnostic may provide a 2X increase in therapeutic benefit):

While these retrospective observational studies validate the ability of the DRP® platform to predict likely responders, few of these retrospective studies meet the criteria for proof of efficacy and safety required by the FDA. Usually, the FDA requires that the companion diagnostic be used in a sufficiently powered, prospectively enrolled phase III clinical trial before a PMA may be approved.

Although we believe our DRP® platform is very robust and retrospectively validated, we are not always successful in discovering a putative DRP® companion diagnostic in all cases. Generally, the limited number of failures we have encountered have been with cancer drugs that have a mechanism-of-action that is not directly cytotoxic to cancer cells such as angiogenesis inhibitors that interfere with new blood vessel development in the tumor microenvironment. Additionally, we have experienced some failures to develop a putative DRP® companion diagnostic for a given drug or therapeutic candidate when biopsy materials are too old, or when too many intervening treatments have taken place from the time of original biopsy to current treatment.

Our DRP® companion diagnostics have been patented for more than 70 anticancer agents across a broad range of cancer drugs. Studies involving our DRP® platform, and resulting putative DRP® companion diagnostics, have also been extensively published in peer reviewed literature and presented at major oncology conferences.

Advantages Over Other Biomarker Approaches

The realization of personalized medicine in cancer care has been hampered, in part, due to the general lack of FDA approved companion diagnostics to select and treat those cancer patients most likely to respond to a given drug (while avoiding treatment of those patients likely to not respond). This lack of suitable companion diagnostics we believe has largely resulted from an outdated and overly simplistic view of cancer, which fails to adequately address the great complexity of individual tumor responsiveness to a given drug or therapeutic candidate. Accordingly, historic and competitive companion diagnostic approaches mostly rely on a “knowledge-driven” approach that focus only on single biomarkers — and not on more informative and reliable, complex biomarker signatures.

Examples of competitive approaches and technologies and their shortcomings are:

●	Gene Mutation Sequencing. A number of gene mutations have been identified that alter the expressed protein or enzyme in such a way to preclude drug binding. Such mutations are common in kinases and can lead to failure of a drug to inhibit its target. Modern “Next Gen Sequencing” (NGS) of such genetic mutations is one current approach to identify patients who may or may not respond to a given cancer drug. NGS approaches have been commercialized by companies like Foundation Medicine and are also increasingly being used by large cancer centers with their own NGS capabilities. We believe this approach is largely limited by failing to address complex tumor biology and mechanisms of drug response/resistance, much of which is currently unknown, and, accordingly, can only partially identify patient therapeutic response if it is linked to a single gene mutation. This approach is also limited to drugs that target proteins or enzymes that have mutations and is thus not suitable for predicting response to drugs such as chemotherapeutics.

●	Drug Target Expression Analysis. This approach uses the level of expression of the actual drug target itself as a biomarker for whether a patient will (or will not) respond to a given drug. A common example is expression of the cell surface receptor tyrosine kinase HER2 used as a companion diagnostic for the HER2-targeting cancer drug Herceptin® for the treatment of breast cancer. We believe this approach is also largely limited by failing to address complex tumor biology and mechanisms of drug response/resistance, much of which is currently unknown. Indeed, many patients who are HER2 positive do not respond well to drugs targeting this receptor and/or patients that initially respond become resistant, indicating other, more complex underlying tumor biology.

●	“Artificial Intelligence” (AI) or “Machine Learning” (ML) Approaches. While there are many companies, including in the companion diagnostics space, currently employing technologies that leverage AI or ML, we believe these computer-based technologies are largely limited to the identification and/or design of potential new drug structures. Currently, we are not aware of any retrospectively or clinically validated, published, or approved companion diagnostic created by any AI-based or ML-based approach.

In contrast to other alternative companion diagnostics technologies, we believe our DRP® platform enjoys several unique competitive advantages:

●	Broadly Applicable. We believe our DRP® platform can successfully generate a drug-specific companion diagnostic for most cancer drug types, including DNA damaging agents, standard chemotherapeutics, targeted kinase inhibitors and epigenetic enzyme inhibitors.

●	Retrospectively Validated. The ability of the DRP® platform to generate reliable and accurate predictive DRP® companion diagnostics has been retrospectively validated in more than 35 clinical trials and 1 prospective clinical trial.

●	Extensively Published. Studies of our DRP® platform and putative companion diagnostics have been extensively published in peer-reviewed literature, including publications such as the British Journal of Cancer, Journal of the National Cancer Institute, Plos One, and Breast Cancer Research and Treatment, and have been presented at major oncology conferences, including ASCO, ESMO, and EACR.

●	Accepted for Use in Clinical Trials by Regulatory Agencies. Although none of our putative DRP® companion diagnostics has yet been approved by a regulatory agency for marketing, the U.S. FDA has previously granted 2 IDE applications approving the use of DRP® companion diagnostics for both stenoparib and LiPlaCis® in clinical trials. The Company previously filed a Pre-Market Approval (PMA) application, with the FDA, for the approval and use of the Dovitinib-DRP® companion diagnostic as a marketed companion diagnostic for dovitinib in mRCC. In February 2022 the FDA issued a RTF letter on review of this PMA, largely based on the FDA’s issued RTF letter on the related NDA. Separately, the stenoparib, IXEMPRA® and LiPlaCis® DRP® companion diagnostics have been accepted for use in clinical trials by national regulatory agencies in the U.S. and/or Europe.

●	Trusted by Clinicians. Prominent oncologists at leading cancer centers where we were conducting our DRP®-guided clinical trials, including Guy’s Hospital (London, England), and Rigshospitalet (Copenhagen, Denmark), have used our putative DRP® companion diagnostics to select and treat likely responder patients and improve patient outcomes in a personalized medicine approach in such trials.

Overview of Stenoparib, our Novel Dual PARP/ Tankyrase Inhibitor

Stenoparib’s Mechanism of Action

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

PARP inhibition has shown anti-tumor activity in homologous DNA repair-defective tumors, such as those with BRCA1 or BRCA2 mutations. Also, it is well established that cells deficient in homologous recombination are particularly sensitive to DNA-crosslinking agents, including the platinum salts (cisplatin and carboplatin) as their BRCA-selective effects are mediated by a similar mechanism to that of PARP inhibitors. Therefore, as platinum salts are frequently used for the treatment of ovarian cancer, including some individuals with BRCA1 or BRCA2 mutations, the combination with PARP inhibitors and DNA agents is an interesting combination that should be explored in clinical trials.

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

In addition to being a potent PARP1/2 inhibitor, stenoparib also inhibits PARP5a/5b, otherwise known as tankyrase1 and 2 (TNKS1 and 2), important in maintaining chromosomal telomerase integrity and in regulating the canonical Wnt/Beta-catenin signaling. In colon cancer cell lines, stenoparib inhibited Wnt/Beta-catenin signaling, likely reflecting TNKS inhibition. Consistent with this possibility, stenoparib stabilized axin and TNKS proteins resulting in Beta-catenin de-stabilization and significantly altered expression of Wnt target genes. This indicates a potential for treating several cancers where aberrant activation of Wnt/Beta-catenin signaling can be part of the carcinogenesis and tumor progression.

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

In addition to activity as monotherapy, stenoparib demonstrated potentiation of the anti-tumor effects of TMZ, eribulin mesylate (E7389) and carboplatin. In intracranial survival models of melanoma (murine melanoma B16 cell line) and glioblastoma (human glioblastoma multiforme SJGBM2 cell line), the addition of stenoparib to TMZ resulted in a significantly increased survival benefit versus that derived from TMZ alone.

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

The study was conducted as Phase 1 single-agent arm (Arm 1) with standard 3+3 dose escalation. During dose escalation, sequential cohorts of 3 to 6 subjects (dose escalation cohorts) were administered increasing doses of 50 mg, 100 mg, 200 mg, 400 mg, 600 mg, and 800 mg (Table 5-1). 41 subjects were enrolled and 33 completed the ‘Treatment phase’ (received first cycle of treatment) while 8 subjects discontinued. 32 subjects continued in the ‘Dose Extension Phase’. During the Dose Extension Phase, the primary reason for discontinuation of study treatment was disease progression (27 subjects due to objective disease progression, which was defined as treatment completion). Two subjects in the 600 mg dose group discontinued study treatment due to AEs, with AE being the primary reason for discontinuation as recorded from the disposition page of the Case Report Form (CRF).

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

Stenoparib exposure (both Cmax and AUC) appeared to be approximately dose proportional following single or multiple oral doses between 50 mg and 800 mg, with slight deviation at the 400 mg and 600 mg doses. At the 600 mg dose, food delayed stenoparib absorption as evidenced by a shift in tmax by 2 hours, reduced Cmax by 60%, and increased AUC by 10%. The interpatient pharmacokinetic variability is large both with and without food. Thus, the effect of food decreases Cmax, and increases AUC.

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

In the completed Phase 1 study the following safety results were reported:

●	Dose Limiting Toxicities (DLTs) were reported in 5 of the 25 DLT evaluable subjects, 4 of these occurred at the 800 mg QD dose (1 Grade 3 fatigue and 3 Grade 2 fatigue resulting in administration of less than 75% of the planned dosage of stenoparib) and 1 occurred at the 600 mg QD dose (Grade 3 anaphylactic reaction). Based on assessment of DLTs, the Maximum Tolerated Dose (MTD) and Recommended Phase 2 Dose (RP2D) of single agent stenoparib treatment was 600 mg administered orally once daily (QD) in 28-day cycles.

●	The mean number of treatment cycles received by the 41 subjects treated at the different dose levels of stenoparib was 3.8 (median = 2 cycles, range: <1 to 14). The overall median duration of treatment for all dose groups was 57 days (range: 1 to 392 days).

●	No deaths due to AEs were reported during the study. Nonfatal Severe Adverse Events (SAEs) were reported in 58.5% subjects overall. The majority of SAEs were considered not related to stenoparib treatment and were reported in not more than 1 subject overall; SAEs reported in more than 2 subjects overall were fatigue (n=3) and lower respiratory tract infection (n=3). Treatment related SAEs included fatigue (n=3), anemia (n=1), anaphylactic reaction (n=1), drug hypersensitivity (n=1), depression (n=1), pyrexia (n=1), and transaminases increased (n=1).

●	Treatment Emergent Adverse Events (TEAEs) occurred in all study subjects. The most frequently reported (>30% of subjects overall) TEAEs were fatigue, chromaturia, decreased appetite, nausea, diarrhea, constipation, and vomiting. The majority of TEAEs were reported to be Grade 1 or 2 in severity. Overall, Grade 3 events were reported in 27 subjects (65.9%) and the most frequently reported Grade 3 event was fatigue (n=7, 17.1%). A single Grade 4 AE of non-treatment-related hypokalemia was reported in a subject in the 200 mg dose group. No Grade 5 (fatal) events were reported. (Table 5-3)

●	The most common treatment-related TEAE was fatigue (63%), followed by chromaturia (49%), nausea (34%), diarrhea (29%), and maculo-papular rash (27%). The majority of treatment-related AEs were Grade 1 or 2 in severity. With the exception of treatment-related fatigue that was reported to be Grade 3 in severity for 4 subjects (2 subjects each in the 600 mg and 800 mg dose groups), all other Grade 3 treatment-related events were reported in not more than 2 subjects overall (Table 5-4).

●	The study treatment was discontinued due to AEs in 17% subjects (1/3 subjects in 50 mg, 4/21 subjects in 600 mg, and 2/6 subjects in 800 mg dose groups). The events leading to treatment discontinuation included fatigue (n=3), diarrhea (n=2), muscular weakness (n=2), nausea (n=1), photosensitivity reaction (n=1), decreased appetite (n=1), paresthesia (n=1), and anaphylactic reaction (n=1). A total of 24 of 41 subjects (59%) required dose interruptions to manage treatment emergent toxicity. Dose reductions due to AEs were required in 14.6% subjects overall (1/4 subjects in 400 mg, 2/21 subjects in 600 mg, and 3/6 subjects in 800 mg dose groups).

●	Skin rash was considered as an event of special interest for stenoparib. Overall, 41.5% experienced AEs of skin rash with the highest incidence observed in the 800 mg dose group (66.7%) followed by the 600 mg dose group (47.6%). No serious events of skin rash were reported. All but 1 event of Grade 3 erythematous rash reported with the 600 mg dose group.

Preliminary anti-cancer activity assessment was a secondary objective of the Phase 1 study. Of the total 41 subjects who received single agent stenoparib treatment, best overall response (BOR) could not be assessed for 6 subjects including 5 subjects who discontinued study treatment prior to the first posttreatment tumor evaluation and 1 subject who did not have any target lesion (i.e., measurable disease). None of the 35 subjects assessed had a BOR of Complete Response (CR) based on investigator assessment using RECIST 1.1. The overall objective response rate (ORR; CR + Partial Response or PR) was 4.9% (n=2) with 2 PR out of 41 (both in ovarian cancer), and 31.7% Stable Disease (SD) (13 out of 41), and disease control rate lasting more than 23 weeks was 24.4% (CR+PR+SD: N=10). Both PRs were predicted by the DRP® for stenoparib after analyzing biopsies from 13 of the patients. A waterfall plot of the individual responses of 35 subjects from the safety cohort is presented below:

Anti-cancer activity according to dose groups

PFS for the whole population was 55 days. A Kaplan Meier plot of progression free survival of subjects with PR (green line), SD (orange line), NE (yellow line) and PD (blue line) is below:

The study was published in the British Journal of Cancer in 2020. It concluded that the drug stenoparib “showed good tolerability, promising antitumor activity and significant concentration-dependent PARP inhibition,” and that “The results support further clinical investigation.” Nevertheless, Eisai decided to pursue other priorities and for undisclosed reasons offered the therapeutic candidate to us because we had developed a Stenoparib-DRP® response predictor that could identify the responsive patients.

DRP®-Guided Phase 2 Trials

 We have previously conducted an open label, single arm Phase 2 study to investigate the tolerability and anti-cancer activity of stenoparib in patients with metastatic breast cancer. Patients were selected by having a Stenoparib-DRP® score of >80%. Stenoparib was administered as a once daily oral dose of 600 mg in 21-day cycles (study SMR-3475/2X-1001). The study was initiated in June 2018 and discontinued in June 2020 due to inconclusive results. Fourteen patients were enrolled and received at least 1 dose of stenoparib. The median of number of previous chemotherapies were 6. There were 3 patients with ‘stable disease’ after receiving the treatment, with 1 patient maintaining stable disease for more than 26 weeks. The overall Clinical Benefit Rate (CBR) in the evaluable population was 9.1%, Progression Free Survival (PFS) was 6 weeks, and Overall Survival (OS) was 8 months. The most common Adverse Event (AE) was Fatigue (n = 11; 79%), the second most common AE was decreased appetite and nausea, respectively (n = 8; 57%). There were 8 Severe AEs (SAEs) reported by 5 patients, 6 events were unrelated, 1 was unlikely to be related, and 1 event (urinary tract infection) was possibly related to the treatment. The data from this mBC trial suggest that a diagnostic biopsy cannot be used for predicting likelihood of drug response, using the Stenoparib-DRP® companion diagnostic, in heavily pre-treated mBC patients, and that newer biopsies are needed. By terminating the mBC study, Allarity decided to focus on advancing stenoparib in indications with a higher likelihood of success, including ovarian and pancreatic cancer.

We are currently conducting a DRP®-guided Phase 2, open label, single arm study to investigate the tolerability and anti-cancer activity of stenoparib in patients with advanced, recurrent ovarian cancer. The protocol (2X-1002) addresses unmet medical needs in ovarian cancer patients that have progressed on previous PARPi therapy without requiring repeat platinum treatment and in selecting both Homologous Repair (HR) proficient and HR deficient patients/tumors with high likelihood of responding. The primary endpoint is Overall Response Rate (ORR) as determined by RECIST 1.1. Secondary endpoints are CBR, PFS and OS. This study is being conducted at Guy’s Hospital (London, England), in addition to other trials sites in the U.S. and Europe. Patients are selected by using the Stenoparib-DRP® with a score of >50%. Stenoparib is currently administered twice daily (200 mg in the morning plus 400 mg in the evening for a total oral dose of 600 mg) in a 28-days cycle (study 2X-1002). The study was initiated in April 2019 using a single daily dose of 600 mg. 10 subjects that were required to be enrolled independent of DRP® score have received at least 1 dose of stenoparib and are included in the safety SAE reporting. Stenoparib-DRP®-selected patients commenced enrollment in June 2021. The delay in enrolling Stenoparib-DRP®- selected patients has mainly been due to COVID-19 pandemic issues. Enrollment on the twice daily dosing regimen described above began in Q2 2023. Since the Phase 2 studies currently are ongoing, anti-cancer activity data from these are too early to report from the full study. However, as of the 05 December 2023 press release, the current enrollment guided by DRP® is showing promising emerging clinical benefit in evaluable patients, including one CR.

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

Treatment of OC (as well as breast cancer (BC)) advanced when the genes BRCA1 and BRCA2 were cloned in the early 1990s, allowing identification of high-risk individuals. These genes encode proteins that are involved in DNA homologous recombination (HR). Patients harboring germline BRCA1/2 mutations carry a defective copy of the gene in every cell, which increases the likelihood of cancer developing if the remaining copy becomes defective through somatic mutation or epigenetic inactivation. However, there are also patients with germline mutations in other HR pathway genes and patients who do not carry an inherited germline mutation but have tumors with sporadic HRD mutations. Data from the Cancer Genome Atlas (TCGA) demonstrates that approximately fifty percent of high grade serous ovarian cancers have aberrations in HR repair.

Epidemiological studies have shown an association between germline BRCA1/2 (gBRCA1/2) mutations and the development of OC, BC, and to a lesser extent pancreatic and endometrial cancers. Mutation frequencies are estimated to be approximately 15-20% for those diagnosed with OC and 5% for those diagnosed with BC (15). In a recent publication it was shown that for BRCA1 and 2 carriers, cumulative risk for BC by age 80 was 72% and 69%, respectively. For OC, cumulative risk was 44% and 17%, respectively.

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

There are multiple PARP inhibitors approved for either monotherapy or maintenance therapy or both in patients with advanced OC. The effectiveness of PARP inhibitors as monotherapy or as maintenance therapy has substantially improved the progression free survival and may be promising for overall survival in OC patients. PARP inhibitors as single agents or as potential enhancers of cytotoxic agents that provoke DNA damage, such as alkylating agents and chemotherapy, have been investigated in a number of studies, including olaparib, rucaparib, niraparib, veliparib, and talazoparib, where the two latter PARPi are still under development. As of Q3 2022, PARP inhibitors were withdrawn from the market for the treatment of active, advanced ovarian cancers.

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

DRP® Companion Diagnostic for Stenoparib

We are developing stenoparib together with its validated DRP® companion diagnostic, which enables us to select the patients most likely to respond to the drug in our clinical trials. An IDE for our Stenoparib-DRP® was granted by the FDA (G180165) in 2018. The Stenoparib-DRP®, which comprises 414 expressed genes, was initially developed using a panel of 61 cancer cell lines (provided by Eisai) treated with stenoparib. This putative DRP® contains biomarkers that reflect the mechanism of action of PARP and Tankyrase inhibition by stenoparib, as well as capturing much unknown tumor biology, and is largely independent of BRCA mutation.

The putative Stenoparib-DRP®, developed through our DRP® platform using gene expression data from cancer cell line testing data, was retrospectively tested using biopsy materials from the Phase 1 trial of the drug (formerly E7449), sponsored by Eisai, that was conducted in the United Kingdom (UK) from 2012-2015 (clinicaltrial.gov number NCT01618136). Of 41 patients enrolled in the Phase 1 study, 35 had response assessment. Of these, 2 had PR (5% ORR) and 13 had SD. Biopsies and BRCA analysis were voluntary and available from 16, and 7 patients, respectively. Of the 16 patients with biopsies, 13 passed our QC in the lab and were assayed on the Affymetrix HG-U133Plus2 array.

Waterfall plot of 16 Phase 1 patients for which biopsies were available

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

Additionally, BRCA mutation status was considered, but was only available for 7 patients in the trial (NCT01618136), of which 6 are BRCA mutated. Of these 6, 1 responded to stenoparib, giving a response rate of 1/6 or 16% in the BRCA mutated population. This equals the response rate observed in the unselected 13 patients analyzed with DRP® score. Thus, BRCA mutation does not appear to be a predictor of response in this small trial.

In sum, our retrospectively tested Stenoparib-DRP® companion diagnostic correctly identifies responder patients to stenoparib and we plan use this DRP® companion diagnostic for all of our clinical programs to advance stenoparib, including our ongoing Phase 2 ovarian cancer study.

Existing PARP Inhibitors and Our Opportunity

Numerous PARP inhibitors, including Lynparza® (laparib), Rubraca® (rucaparib camsylate), Zejula® (niraparib) and Talzenna® (talazoparib tosylate) have been approved by the FDA for multiple oncology indications, including ovarian, breast, prostate, and pancreatic cancer. Sales of these FDA-approved PARP inhibitors were approximately $1.7 billion in 2019 and are forecasted to be over $7.0 billion in 2025, with Lynparza® (laparib) accounting for $1.2 billion and over $4.0 billion in the 2019 and 2025 totals, respectively.

Despite the commercial success of PARP inhibitors, broader adoption is limited by their high rates of GI and bone marrow/ myelo-toxicity, which is largely a result of off-target cell killing. Adverse grade 3–4 events from this class of drugs include anemia, thrombocytopenia, neutropenia and alopecia. Other common adverse reactions include nausea, vomiting, diarrhea, fatigue, and decreased appetite.

We believe Stenoparib is distinguished among the PARP class of drugs by the following features and advantages:

●	It is a dual inhibitor of Tankyrases 1 and 2, which provides a likely dual cancer cell killing mechanism by interference with Wnt signaling pathways and chromosomal telomerase maintenance and stability.

●	It lacks myelotoxicity, a common limiting adverse event among PARP inhibitors, at the established MTD.

●	It is resistant to P-glycoprotein (PgP) mediated export from target cancer cells, resulting in higher accumulation of drug in target cells.

●	It can cross the BBB, enabling the potential treatment of primary brain tumors, such as GBM, and brain metastases from other body tumors, such as malignant breast cancer.

Additionally, the use of our Stenoparib-DRP® companion diagnostic to identify and treat only those patients most likely to benefit from the drug (while excluding those patients unlikely to benefit from the drug), gives us a substantial advantage in increasing patient benefit rates, avoiding adverse events in patients that are not likely to benefit from our drug, and providing health economics advantages.

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

Other Therapeutic Programs Now De-prioritized or Terminated

The changes to Allarity senior management were instituted in December 2023. Under the leadership of the newly appointed interim CEO, Thomas Jensen, significant changes are being implemented currently to align the business with current fiscal realities and to focus company resources on Stenoparib, the company’s most promising clinical asset. Given that this leadership change is so recent, the following sections for the 10K are still included for reference even though the further development of these assets is paused or terminated.

Overview of IXEMPRA® (microtubule inhibitor) - Deprioritized

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

Prior Clinical Trials

IXEMPRA® was originally developed through Phase 3 clinical trials and brought to market by Bristol-Myers Squibb (BMS). In Phase 1 clinical trials of ixabepilone as monotherapy, objective responses were demonstrated in a variety of tumor types, including breast, colon, head and neck, ovarian, endometrial, vulvar, and peritoneal cancers, melanoma, and non-Hodgkin’s lymphoma.

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

DRP®-Guided Phase 2 Clinical Trial

We are currently conducting a DRP®-guided, Phase 2, open label, single arm clinical trial — in Europe — to investigate the toleration and anti-cancer activity of IXEMPRA® as monotherapy in patients with metastatic or locally advanced breast cancer after failure of an anthracycline, a taxane, and capecitabine. This clinical trial, with an enrollment target of 60 IXEMPRA®-DRP®-selected patients, is being conducted at numerous sites in Europe, including Belgium, England, Finland, Poland and Germany. Patients are selected by using the putative IXEMPRA®-DRP® companion diagnostic at a cut-off score of 67%, and IXEMPRA® is administered at 40 mg/m2 infused intravenously over 3 hours every 3 weeks (in accordance with the U.S. label of the drug). Dose reduction is required in certain patients with elevated AST, ALT, or bilirubin. The trial was initiated in April 2021. Thus far, several DRP®-selected patients have been enrolled and dosed in the trial, despite delays resulting from the ongoing COVID-19 pandemic. The clinical trial’s goal is to provide a superior clinical benefit to DRP®-selected patients receiving IXEMPRA®, as compared to historical clinical data from breast cancer patients treated with IXEMPRA® but not selected with the putative DRP® companion diagnostic for the drug. Since the Phase 2 clinical trials currently are ongoing, data from these trials is not yet available to report. We have entered into a cost sharing arrangement with Smerud Medical Research International, our CRO for the Phase 2 clinical trial, where Smerud has agreed to accept a single digit share of any proceeds we generate from the commercialization or disposition of IXEMPRA® in exchange for the anticipated costs our CRO would incur in conducting the Phase 2 clinical trial up to an agreed upon maximum amount of costs incurred.

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

DRP® Companion Diagnostic for IXEMPRA®

We are developing IXEMPRA® together with its retrospectively validated DRP® companion diagnostic, which we believe enables us to select the patients most likely to respond to the drug in our clinical trials. Our Phase 2 clinical trial protocol, including use of the putative IXEMPRA®-DRP® companion diagnostic is in process of being approved by the regulatory agencies in the countries where we are conducting the clinical trial, and is already approved for use in clinical trials in Belgium, Finland, UK and Poland. The putative IXEMPRA-DRP® companion diagnostic, which comprises 198 expressed genes, was initially retrospectively validated using gene expression data from patient biopsies in the prior Phase 2 clinical trial of ixabepilone in neoadjuvant breast cancer setting that was conducted by BMS (NCT00455533). In retrospective analysis of this trial, patients selected with our putative IXEMPRA®-DRP® companion diagnostic was observed to have a 58% increase in complete remission when compared to randomly selected patients treated with ixabepilone.

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

Despite the success of microtubule inhibitors as a class in the treatment of cancer, the expanded use of these drugs has been limited by certain toxicities, that include neutropenia and neurotoxicity, and the development of tumor resistance to the drugs after long-term use. For example, primary resistance to taxanes is a critical factor for disease progression. More than one-third of patients with metastatic breast cancer do not respond to first-line anthracyclines or taxanes. Taxane resistance rates of up to 55% in anthracycline-pre-treated patients and up to one-third in anthracycline-naive patients have been reported. Second-line, the same spectrum of outcomes can be expected.

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

Outlicensed or Partnered Programs

The following programs have been outlicensed or are part of business development deals and do not require the heavy resource commitment from Allarity. The development of these assets is largely the responsibility of the partner with limited support from Allarity to enable the DRP® companion diagnostic for each asset. The new leadership instituted in December 2023 is currently evaluating each of these programs. These remain in the 10K for reference as critical decisions about these programs have not yet been finalized.

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

Overview of 2X-111 (targeted, liposomal doxorubicin)

Mechanisms of Action

2X-111 is an advanced, targeted liposomal formulation of doxorubicin, one of the world’s most widely used chemotherapies. The specific 2X-111 formulation, which exploits a unique, glutathione enhanced PEG-liposomal delivery system, allows the drug to cross the BBB, thereby enabling the treatment of primary brain tumors, such as GBM, and secondary brain tumors that originated from cancers outside the brain, such as metastatic breast cancer.

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

84 patients were enrolled in this study, including 37 in the dose escalation phase and an additional 47 patients in the expansion safety cohorts. Only patients who meet all the inclusion and exclusion criteria were enrolled. Two populations were used to analyze the study data including:

●	Safety: Patients who received at least one dose of 2X-111 were evaluable for safety analysis.

●	Intention to Treat (ITT): All patients in the Safety Population who have received at least one dose of trial medication were evaluable for ITT analysis.

To be eligible to participate in this study, candidates must have met the following eligibility criteria:

1.	Patients with pathologically confirmed diagnosis of advanced, recurrent solid tumors and unequivocal evidence of brain metastases that were refractory to standard therapy or for whom no standard therapy existed or with unequivocal evidence of newly diagnosed un- treated brain metastases and controlled extra cranial disease, which per the multi-disciplinary team decision did not require immediate radiotherapy, surgery, or standard systemic chemotherapy. Brain metastases may have been stable, progressive, symptomatic or asymptomatic brain metastasis/es. Stable or decreasing doses of steroids (e.g. dexamethasone) for a minimum of 7 days prior to baseline MRI or non-enzyme inducing antiepileptic drugs were allowed.

2.	Patients with pathology confirmed diagnosis of advanced, recurrent primary malignant (grade III and IV) glioma that were refractory to standard therapy or for whom no standard therapy existed. Stable or decreasing doses of steroids (e.g. dexamethasone) for a minimum of 7 days prior to baseline MRI or non-enzyme inducing antiepileptic drugs were allowed.

2X-111 in combination with trastuzumab dose-escalation phase:

3.	Patients with histologically-confirmed Her2+ (IHC 3+ or fluorescence in situ hybridization [FISH] amplified; by clinical assay on either primary or metastatic tumor) adenocarcinoma of the breast with unequivocal evidence of brain metastases that were refractory to standard therapy or for whom no standard therapy exist or with unequivocal evidence of newly diagnosed untreated brain metastases and controlled extra cranial disease, which per the multi-disciplinary team decision did not require immediate radiotherapy, surgery, or standard systemic chemotherapy could be included to this escalation phase as well.

Breast cancer brain metastases study arm of the expansion phase:

4.	Patients with pathologically confirmed diagnosis of advanced, recurrent breast cancer with at least one progressive and/or new metastatic brain lesion, that were refractory to standard therapy or for whom no standard therapy exists. Stable or decreasing dosages of steroids (e.g. dexamethasone) for 7 days prior to baseline MRI and/or non-enzyme inducing antiepileptic drugs were allowed.

5.	Patients with pathologically confirmed diagnosis of advanced breast cancer with newly diagnosed, untreated, brain metastases and controlled extracranial disease, which per the multi-disciplinary team decision do not require immediate radiotherapy, surgery, or standard systemic chemotherapy.

6.	Once the MTD of 2B3-101 with trastuzumab has been determined, patients with histologically-confirmed Her2+ (IHC 3+ or fluorescence in situ hybridization [FISH] amplified; by clinical assay on either primary or metastatic tumor) adenocarcinoma of the breast with at least one progressive and/or new metastatic brain lesion, that were refractory to standard therapy or for which no standard therapy exist or with unequivocal evidence of newly diagnosed untreated brain metastases and controlled extra cranial disease, which per the multi-disciplinary team decision do not require immediate radiotherapy, surgery, or standard systemic chemotherapy, could be included to this expansion phase as well.

SCLC brain metastases study arm of the expansion phase:

7.	Patients with pathologically confirmed diagnosis of advanced, recurrent SCLC with at least one progressive and/or new metastatic brain lesion, that were refractory to standard therapy or for whom no standard therapy exists. Stable or decreasing dosages of steroids (e.g. dexmethasone) for 7 days prior to baseline MRI and/or use of non-enzyme inducing antiepileptic drugs were allowed.

8.	Patients with pathologically confirmed diagnosis of advanced SCLC with newly diagnosed, untreated, brain metastases and controlled extra cranial disease, which per the multi-disciplinary team decision do not require immediate radiotherapy, surgery, or standard systemic chemotherapy.

Melanoma brain metastases study arm of the expansion phase:

9.	Patients with pathologically confirmed diagnosis of advanced, recurrent melanoma with at least one progressive and/or new metastatic brain lesion, that were refractory to standard therapy or for whom no standard therapy exists. Stable or decreasing dosages of steroids (e.g. dexamethasone) for 7 days prior to baseline MRI and/or use of non-enzyme inducing antiepileptic drugs were allowed.

10.	Patients with pathologically confirmed diagnosis of advanced melanoma with newly diagnosed, untreated, brain metastases and controlled extra cranial disease, which per the multi-disciplinary team decision do not require immediate radiotherapy, surgery, or standard systemic chemotherapy.

Recurrent malignant glioma study arm of the expansion phase:

11.	Patients with histologically proven glioma grade IV, which were progressive following first line treatment with surgery or biopsy followed by fractionated radiotherapy with concurrent temozolomide as chemotherapy.

12.	Patients with recurrent histologically confirmed malignant (WHO grade III and IV) glioma or histologically confirmed low-grade (WHO grade II) glioma with radiographic evidence of malignant transformation by MRI, that were refractory to standard therapy, or for whom no standard therapy exists or did not require immediate standard therapy per the multi- disciplinary team decision.

13.	Patients in both groups should have stable and decreasing dosage of steroids (e.g. dexamethasone) for a minimum of 7 days prior to baseline MRI. Non-enzyme inducing antiepileptic drugs are allowed.

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

42

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

The prognosis of newly diagnosed GBM is poor with overall survival (OS) rates in the U.S. at 1-year, 2-year, and 5-year survival of 37.2%, 8.8%, and 5.1%, respectively. The current standard of care is tumor resection followed by radiotherapy combined with chemotherapy with TMZ and then continuing with TMZ maintenance, and results in median OS of 14.6 months, which does not seem to have been relevantly improved over the past several decades. Thus, the therapeutic results are still not satisfactory, and new and more efficacious therapies are needed. Only a subgroup of GBM patients (approximately 32%), who have a methylated MGMT (O6-methylguanine-DNA methyltransferase) promotor, may benefit from TMZ treatment. The MGMT gene is involved in DNA repair, and epigenetic silencing by promotor methylation has previously been shown to be associated with longer survival in patients receiving alkylating agents. It has been shown that TMZ treatment improves OS from 15.3 to 21.7 months in patients with MGMT silencing, while patients with unmethylated MGMT promotors had no significant benefit from TMZ.

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

Overview of Our Prior Therapeutic Candidate Irofulven (DNA damaging agent) and Our Out-licensed Putative DRP® Companion Diagnostic (DELETE WHOLE SECTION?)

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

We have investigational products, and putative DRP® companion diagnostics, for a number of therapeutic targets, although none of our companion diagnostics have yet received FDA or other regulatory agency approval. As of the date of this report, our Company-owned patent portfolio consists of:

●	17 DRP® companion diagnostics patents granted covering 70 different cancer drugs, including 8 issued patents in the U.S. and 4 issued patents in the EU. Our issued patents cover, among others, DRP® companion diagnostics for Dovitinib, LiPlaCis®, 2X-111, and Irofulven. Our issued patent portfolio includes patents granted in the U.S., EU, China, Japan, Canada, and Australia.

●	27 DRP® companion diagnostics patent applications pending covering 2 additional drugs, including pending applications in the U.S., EU, China, Japan, Canada, India, Brazil and Australia. Our pending patent applications cover, among others, DRP® companion diagnostics for IXEMPRA® and for Stenoparib.

●	Over 50 granted patents and pending patent applications, for composition-of-matter, methods of use, formulation, and methods of manufacturing, for many of our pipeline assets, including Dovitinib, Stenoparib, and 2X-111. These granted patents and applications generally cover the U.S. and EU, as well as numerous additional major world cancer therapeutics markets; although existing and remaining patent/application coverage varies from drug program to drug program. The dovitinib patent portfolio is being returned to Novartis. In some instances the original drug owner/licensor owns and controls such pre-existing patent/application portfolios (such as for Stenoparib).

●	1 U.S. patent application pending covering novel anti-viral uses of Stenoparib as a therapeutic for treatment of COVID-19 infection.

●	The term of any patents that issue from our company-owned (or in-licensed) U.S. and foreign patent applications will vary in accordance with the laws of each jurisdiction and available patent term extension but is typically 20 years from the earliest priority application filing date. Expiration dates for certain patents covering our portfolio assets ranges between 2028 and 2032. Expiration dates for the DRP® companion diagnostic patents that cover our current pipeline programs will typically expire between 2030 and 2040. Any patents that may issue in the future from our company-owned (or in-licensed) pending patent applications are projected to expire between 2031 and 2041, unless extended or otherwise adjusted. Generally, the older and more developed the drug program the earlier the patent portfolio on the product will expire. For example, remaining patent portfolio term for dovitinib is less than remaining patent term for stenoparib. Such product patent portfolio expiration is independent from continuing patent coverage provided by DRP® companion diagnostics for each product.

●	In countries or regions, such as the U.S. and EU, where regulatory approval of a companion diagnostic together with its drug, on the label, is available, approved DRP® companion diagnostics will substantially extend patent protection well after the core product patents (e.g. composition-of-matter) have expired.

We have obtained or are pursuing patent protection for our proprietary DRP® technology, a unique diagnostic platform, with a particular focus on the application of the DRP® technology to treat renal cell carcinoma, ovarian cancer, and metastatic breast cancer. Specifically, the DRP® technology is being applied to select patients to be treated with dovitinib, stenoparib, or ixabepilone. Our patent portfolio includes patents and applications in-licensed from Eisai Co., Ltd. (“Eisai”) that protect stenoparib compositions and methods of its use for treatment.

DOVITINIB – Terminated program

Allarity’s interest in Dovitinib has been terminated as has the agreement with Novartis. Therefore, there will be no more dovitinib development by Allarity.

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

This agreement was terminated by Novartis effective January 26, 2024.

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

On May 26, 2023, the Company and Eisai entered into a fourth amendment to the Exclusive License Agreement with an effective date of May 16, 2023, to postpone the extension payment, restructure the payment schedule and extend the deadline to complete enrollment in a further Phase 1b or Phase 2 Clinical Trial for the Stenoparib (the “Product”). The Company agreed to pay Eisai in periodic payments as follows: (i) $100 which has been paid; (ii) $50 within 10 days of execution of the fourth amendment which has been paid; (iii) $100 upon completion of a capital raise (paid on July 18, 2023); and (iv) $850 on or before March 1, 2024. As of the date of this filing, the Company is currently negotiating a fifth amendment to the extend the timeframe of periodic payments due.

Option to Reacquire Rights to Stenoparib

For the period of time commencing with enrollment of the first five patients in a Phase 2 clinical trial pursuant to the clinical development plan and ending 90 days following completion of a successful Phase 2 trial (greater than or equal to 20% ORR by RECIST criteria), , Eisai has the option to reacquire our licensed rights to develop stenoparib for a purchase price equal to the fair market value of our rights, giving effect to the stage of development of stenoparib that we have completed under the agreement. We commenced a Phase 2 clinical trial in April 2019 and as of the date of this report, Eisai has not indicated an intention to exercise its repurchase option.

Sub-License Agreements with OncoHeroes Biosciences for Dovitinib & Stenoparib

All agreements with Oncoheroes are currently being re-evaluated by new leadership at Allarity. The sections below are retained for reference.

On January 2, 2022, we sub-licensed the exclusive worldwide rights to any and all pediatric cancer development and commercialization of dovitinib and stenoparib to OncoHeroes Biosciences, Inc. Upon the execution of the agreements, OncoHeroes paid us a one-time, non-refundable, and non-creditable payment of $350,000. Pursuant to the license agreements, OncoHeroes is solely responsible for the pediatric cancer development of stenoparib and dovitinib, together with their respective DRP® companion diagnostics, during the term of the agreements. The agreements also provide for a joint development committee consisting of five members, three appointed by OncoHeroes and two appointed by us. The purpose of the committee is to implement and oversee pediatric cancer development activities for stenoparib and dovitinib pursuant to the clinical development plan and serve as a forum for exchanging data, information, and development strategy. Under the agreements, Allarity will provide, at its own cost, DRP® companion diagnostic support for any pediatric clinical trials that OncoHeroes conducts in Europe; for any U.S. pediatric clinical trials, Allarity will facilitate DRP® companion diagnostic support through its U.S. CLIA lab partner, Almac, at OncoHeroes’ cost. Further, under the Agreements, Allarity shall supply finished stenoparib and dovitinib to OncoHeroes at our cost of goods (to manufacture or have manufactured the drugs). In certain events where Allarity is unwilling or unable to supply sufficient amounts of the drugs, OncoHeroes can obtain manufacturing rights from Allarity. Allarity has notified OncoHeroes that its license to dovitinib has been terminated by Novartis.

Development Milestone Payments

Pursuant to the agreements, OncoHeroes will make milestone payments to us in connection with its development of stenoparib and dovitinib, or by a third-party (a “Program Acquirer”) that assumes control of the development programs from OncoHeroes, corresponding to, for each drug: (i) upon receipt of authorization by the FDA to market and sell a licensed product; and (ii) upon receipt of approval of an MAA by the EMA for a licensed product. As noted above, because our agreement with Novartis has been terminated, our agreement with OncoHeroes may be subject to revision in the near future.

Royalty Payments

In addition to the milestone payments described above, OncoHeroes has agreed to pay us royalties based on annual incremental sales of any product derived from stenoparib in an amount between 5% and 8% of annual sales of between $0 and $100 million, between 9% and 11% of annual sales between $100 million and $200 million, and between 11% and 14% of annual sales above $200 million.

OncoHeroes is obligated to pay us royalties under the agreements on a country-by-country and product-by-product basis for a period that commences with the first commercial sale of a product until the later of (i) the expiration of the last to expire valid claim of any licensed patent covering such licensed product in such country; or, (ii) the 15 year anniversary of the date of first commercial sale of stenoparib in such country. However, the agreements may be sooner terminated upon written notice of Allarity of a material breach of the agreements by OncoHeroes that is not cured within 60 days. After the first anniversary of each agreement, OncoHeroes also has the right to terminate the agreements, at will, upon written notice to Allarity (i) 90 days in advance if prior to first commercial sale of license product or (ii) 180 days in advance if after first commercial sale of licensed product.

Option to Reacquire Rights

Under the terms of the agreements, Allarity has a first buy back option for licensed pediatric cancer field rights for each of stenoparib triggered by the first to occur of (i) written notice from Allarity to OncoHeroes that it has received an offer from a pharmaceutical company with at least $250 million of net sales (based upon its most recently-completed calendar year financial performance) that wishes to acquire global commercialization rights to the product in the licensed field (pediatric cancers) and retained field (all other cancers); or (ii) completion of the receipt of the first MAA (including an NDA) approval for a product in any country in the licensed territory (worldwide) in the licensed field; and (b) ending 120 days after the occurrence of the matters set forth in clause (i) and (ii) above, as applicable. Allarity may exercise its buy back option by submitting a written offer prior to the expiration of the option period outlined above. Upon the timely exercise by Allarity of its option: (i) any development milestone payments due from OncoHeroes to Allarity shall be cancelled, and (ii) the parties shall enter into exclusive good faith negotiations regarding a fair market value (“FMV”) payment to OncoHeroes which will take into account the value generated by OncoHeroes to the product, and may include a one-off payment to OncoHeroes and royalties on future net sales for the product, or a one-time upfront payment, or such other FMV as the parties shall negotiate in good faith.

Development Option and License Agreement with R-Pharm for IXEMPRA®

All Ixempra work has been deprioritized by Allarity. The newly installed leadership has not yet made a final decision on the Ixempra program. Accordingly, these following sections remain for reference.

On March 1, 2019, we entered into an option to in-license the rights to any and all therapeutic and/or diagnostic uses in humans for IXEMPRA® in the European Union (including Great Britain but excluding Switzerland and Lichtenstein) (the “Territory”) from R-Pharm U.S. Operating, LLC (“R-Pharm”), pursuant to a Development, Option and License Agreement (the “Option”). Upon the execution of the agreement, we paid R-Pharm a non-refundable, non-creditable option payment of $100,000 and agreed to an anniversary payment of $250,000 on or before March 1, 2020, which we have paid. Upon exercise of the option by us, we have agreed to pay R-Pharm an exercise payment of $250,000. By an amendment to the agreement effective August 4, 2022, the term of the option will expire on September 1, 2023, if not exercised by us before then. As of the date of this filing, we have not extended the option with R-Pharm.

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

Asset Purchase Agreement between Allarity Therapeutics A/S and Lantern Pharma, Inc. for Irofulven

All work on Irofulven has been deprioritized. The newly installed leadership at Allarity has not made final decisions on the Irofulven program. Accordingly, these sections have been retained for reference.

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

Royalty Payments

In addition to the milestone payments described above, Lantern Pharma has agreed to pay us royalties based on annual incremental net sales of product derived from Irofulven, on a country by country basis, in an amount between 2% and 7% of annual sales of between $0 and $50 million, between 3% and 8% of annual sales between $50 million and $150 million, between 4% and 9% of annual sales between $150 million and $300 million, and between 5% and 10% of annual sales in excess of $300 million.

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

License Agreement with 2-BBB Medicines B.V. for 2X-111

All work on 2X-111 within Allarity has been de-prioritized. New leadership has not yet made final decisions on the program. The following sections are retained for reference.

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

Our therapeutic candidates are considered small molecule drugs and must be approved by the FDA through the new drug application (“NDA”), and similarly by the EMA under an equivalent process, before they may be legally marketed in the U.S. The process generally involves the following:

●	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP;

●	submission to the FDA of an Investigational New Drug (IND) application, which must become approved and effective before human clinical trials may begin;

●	submission to the FDA of an Investigational Device Exemption (IDE) application, which must become approved and effective before a drug-specific DRP® companion diagnostic can be used in human clinical trials;

●	approval by an independent Institutional Review Board (IRB) or ethics committee at each clinical trial site before each trial may be initiated;

●	performance of adequate and well controlled human clinical trials in accordance with applicable IND regulations, GCP requirements and other clinical trial-related protocols and regulations to establish substantial evidence of the safety and efficacy of the investigational product for each proposed indication;

●	submission to the FDA of a NDA after completion of all pivotal trials;

●	submission to the FDA of a Pre-Market Approval (PMA) application to allow use of a DRP® companion diagnostic on the market together with its approved drug;

●	determination by the FDA within 60 days of its receipt of an NDA to accept the filing for substantive review;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	potential FDA audit of the pre-clinical study and/or clinical trial sites that generated the data in support of the NDA filing;

●	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the U.S.; and

●	compliance with any post-approval requirements, including the potential requirement to implement a REMS and the potential requirement to conduct post-approval studies.

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

Similarly, an IDE application is considered approved 30 days after it has been received by the FDA, unless the FDA otherwise informs the sponsor via email prior to 30 calendar days from the date of receipt, that the IDE is approved, approved with conditions, or disapproved. In cases of disapproval, a sponsor can respond to the deficiencies.

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

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of any future therapeutic candidates, some of our U.S. patents, if issued, may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for the lost opportunity to market the drug during the patent term while the drug was under the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from regulatory approval. The patent-term restoration period is generally one-half the time between the effective date of an IND or the issue date of the patent, whichever is later, and the submission date of an NDA plus the time between the submission date of an NDA or the issue date of the patent, whichever is later, and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The US Patent Office (USPTO), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

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

Human Capital

As of March 1, 2024, we had 6 employees, 5 of whom were full-time and 1 half-time; and most of which were engaged in research and development activities. Of our employees, the majority are in Hoersholm, Denmark. Among our executive management team members, one is located near New York City, NY, and one is in Vancouver, British Columbia, Canada. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

On January 18, 2024, we entered into a Securities Purchase Agreement with 3i, pursuant to which we issued and sold 3i a senior convertible promissory notes in an aggregate principal amount of $440,000 due on January 18, 2025 (the “First Note”, and together with the Purchase Agreement, the “Transaction Documents”) for an aggregate purchase price of $400,000, representing an approximate 10% original issue discount (the “Transaction”). We agreed to use the net proceeds from the sale of the Note for accounts payable and working capital purposes. Unless the Transaction Documents state otherwise, we may not prepay any portion of the principal amount of the Note without the Purchaser’s prior written consent.

On February 13, 2024 (the “Second Closing”), the Parties entered into a Limited Waiver Agreement (the “Waiver Agreement”) and agreed that the Second Closing can be consummated prior to the 30th calendar day following January 18, 2024. The Parties further waive any rights or remedies that they may have under Section 2.3 of the Purchase Agreement, solely in connection with the Second Closing, including any rights of termination, defaults, amendment, acceleration or cancellation that be triggered under the Purchase Agreement solely as a result of accelerating the Second Closing. As of the Second Closing, we issued and sold to the Purchaser a senior convertible promissory note in an aggregate principal amount of $440,000 (the “Principal Amount”) due on February 13, 2025 (the “Second Note,” and together with the First Note dated January 18, 2024, and Purchase Agreement, the “Second Transaction Documents”) for an aggregate purchase price of $400,000, representing an approximately 10% original issue discount (the “Second Transaction”). We agreed to use the net proceeds from the sale of the Second Note for accounts payable and working capital purposes. Unless the Transaction Documents state otherwise, we may not prepay any portion of the principal amount of the Second Note without the Purchaser’s prior written consent.

We will need to raise additional capital to support our operations and execute on our business plan. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Any new securities that we may issue in the future may be sold on terms more favorable for our new investors than the terms of this offering. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. We cannot assure that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

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

Since our inception of our predecessor, Allarity Therapeutics A/S, we have incurred losses and have an accumulated deficit of $94.5 million as of December 31, 2023. Our net losses were $11.8 million and $16.1 million for the years ended December 31, 2023, and 2022, respectively. As of December 31, 2023, our cash deposits of $166 thousand were determined to be insufficient to fund our current operating plan and planned capital expenditures for the next twelve months. These conditions give rise to a substantial doubt over our ability to continue as a going concern. We expect to incur substantial operating losses for the foreseeable future and may never achieve profitability. None of our current therapeutic candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized drug that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

●	continue the development of our therapeutic candidates, including, but not limited to, advancing our DRP®-guided Phase 2 clinical trial of stenoparib as a treatment for ovarian cancer and our DRP®-guided Phase 2 clinical trial of IXEMPRA® as a treatment for metastatic breast cancer, being conducted at trial sites in Europe;

●	initiate preclinical studies and clinical trials for any additional indications for our current therapeutic candidates and any future therapeutic candidates that we may pursue;

●	continue to build our portfolio of therapeutic candidates through the acquisition or in-license of additional therapeutic candidates or technologies;

●	continue to develop, maintain, expand and protect our intellectual property portfolio;

●	continue to develop, maintain, and expand our proprietary DRP® companion diagnostics platform;

●	pursue regulatory approvals for our current and future therapeutic candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing, distribution and other commercial infrastructure to commercialize any therapeutic candidate for which we may obtain marketing approval, or partner with third parties to affect the same;

●	hire additional clinical, regulatory, scientific and accounting personnel; and

●	incur additional legal, accounting and other expenses in operating as a U.S. listed public company.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this report. Our audited financial statements at December 31, 2023, and for the year then ended, were prepared assuming that we will continue as a going concern.

The report from our independent registered public accounting firm for the year ended December 31, 2023, includes an explanatory paragraph stating that our recurring losses from operations since inception and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Such an opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations. Our ability to continue as a going concern is contingent upon, among other factors, the sale of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or commercialization efforts.

We anticipate that our expenses will increase as we advance our DRP®-guided Phase 2 clinical trial of stenoparib as a treatment for ovarian cancer. We have already begun paring down resource expenditures on any program other than stenoparib so that all internal resources can be devoted to accelerating stenoparib development in Ovarian Cancer. Even with a single program on stenoparib, there will be significant additional development costs. These may include any or all of the following: additional trials designed to seek regulatory approval; the expenses associated with regulatory and marketing approvals as well as sales, marketing, distribution and other commercial infrastructure spend; Commercial scale drug and Companion Diagnostic manufacture; Maintenance of our intellectual property portfolio; hiring and retaining additional personnel, such as clinical, quality control and scientific personnel; adding operational, financial and management information systems and personnel, including personnel to support our drug development and help us comply with our obligations as a public company; and adding equipment and physical infrastructure to support our research and development programs.

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

We will need to seek additional funding, which future funding requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, timing, costs and results of our DRP®-guided Phase 2 clinical trial of stenoparib as a treatment for ovarian cancer,;

●	the costs associated with maintaining, expanding and updating our proprietary DRP® companion diagnostics platform;

●	the costs, timing and outcome of seeking regulatory approvals;

●	the costs of our licensing or commercialization activities for any of our therapeutic candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing drug sales, marketing, distribution and manufacturing capabilities;

●	our headcount growth and associated costs as we expand our research and development activities as well as potentially establish a commercial infrastructure;

●	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;

●	revenue received from commercial sales, if any, of our current and future therapeutic candidates;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending against intellectual property related claims;

●	the number of future therapeutic candidates that we pursue and their development requirements;

●	changes in regulatory policies or laws that may affect our operations;

●	changes in physician acceptance or medical society recommendations that may affect commercial efforts;

●	the costs of acquiring potential new therapeutic candidates or technology;

●	the costs associated with maintaining and expanding our cybersecurity systems; and

●	the costs of operating as a public company.

Internal Controls Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

If we fail to comply with our obligations in the agreements under which we have licensed the intellectual property rights from third parties for our therapeutic candidate stenoparib or otherwise experience disruptions to our business relationships with our licensors, we could lose rights to advance the development of dovitinib and stenoparib which would have a material adverse effect on our business.

We have entered into intellectual property license agreements with third party licensors for our primary therapeutic candidate, stenoparib that are important to our business. These license agreements impose various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with any obligations under any of these agreements with our licensors, we may be subject to termination of the license agreements in whole or in part; increased financial obligations to our licensors or loss of exclusivity in a particular field or territory, in which case our ability to develop or commercialize the therapeutic candidate covered by the license agreement will be impaired.

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

We are dependent on our ability to advance the development of our therapeutic candidates. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize our therapeutic candidate, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

Although we submitted an NDA to the FDA for our therapeutic candidate dovitinib in December 2021, we currently do not have any drugs that have received regulatory approval and may never be able to develop marketable therapeutic candidates. In addition, if we do not obtain the regulatory approval for and successfully commercialize our therapeutic candidates or experience significant delays in doing so, we may never generate any revenue or become profitable. We are investing a significant portion of our efforts and financial resources in the advancement of dovitinib, stenoparib. Our prospects are substantially dependent on our ability, or those of any future collaborator, to develop, obtain marketing approval for and successfully commercialize therapeutic candidates in one or more disease indications.

The success of stenoparib, and our other therapeutic candidates will depend on several factors, including the following:

●	our ability to successfully complete clinical trials to obtain regulatory approval for our therapeutics candidates without significant delay. On February 15, 2022, we receive RTF letters for both our dovitinib NDA and our DRP®-Dovitinib companion diagnostic PMA. The FDA determined that our NDA was not sufficiently complete to permit a substantive review and therefore or NDA was not accepted for filing. The primary grounds of rejection asserted by the FDA relates to our use of prior Phase 3 clinical trial data, generated by Novartis in a “superiority” endpoint study against sorafenib (Bayer), to support a “non-inferiority” endpoint in connection with the DRP® Dovitinib companion diagnostic. We anticipate that the FDA will require a prospective Phase 3 clinical trial as well as additional dosage studies before regulatory approval of Dovitinib as a monotherapy and its companion diagnostic Dovitinib-DRP can be obtained. We have decided that the costs, risks and potential benefits of conducting these studies for dovitinib as a monotherapy for mRCC are no longer the best path toward commercial success.

●	advancing our DRP®-guided Phase 2 clinical trial of stenoparib as a treatment for ovarian cancer,

●	initiation, progress, timing, costs and results of clinical trials of other potential therapeutic candidates;

●	establishment of a safety, tolerability and efficacy profile that is satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;

●	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and relevant global markets;

●	the performance of our future collaborators, if any;

●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

●	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;

●	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;

●	protection of our rights in our intellectual property portfolio;

●	successful launch of commercial sales following any marketing approval;

●	a continued acceptable safety profile following any marketing approval;

●	commercial acceptance by patients, the medical community and third-party payors; and

●	our ability to compete with other therapies.

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

Although we intend to advance our ongoing DRP®-guided Phase 2 clinical trial of stenoparib as a treatment for ovarian cancer, being conducted at trial sites in Europe, we are exploring certain clinical trials for other indications, there can be no assurance that the FDA will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Additionally, if one or more of our therapeutic candidates receives marketing approval, and we or others later identify undesirable side effects caused by such drugs, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such drugs;

●	we may be required to recall a drug or change the way such a drug is administered to patients;

●	additional restrictions may be imposed on the marketing or distribution of the particular drug or the manufacturing processes for the drug or any component thereof;

●	regulatory authorities may require additional warnings on the label, such as a “black box” warning or contraindication;

●	we may be required to implement Risk Evaluation and Mitigation Strategies (REMS) or create a medication guide outlining the risks of such side effects for distribution to patients;

●	we could be sued and held liable for harm caused to patients;

●	our drug may become less competitive; and

●	our reputation may suffer.

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

Although we currently have clinical trial liability insurance, in the future we may need to secure additional coverage before commencing patient enrollment for our clinical trials in the United States or other jurisdictions. Any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our existing insurance or that is more than the limits of our insurance coverage. We expect we will supplement our clinical trial coverage with product liability coverage in connection with the commercial launch of other therapeutic candidates we develop in the future; however, we may be unable to obtain such increased coverage on acceptable terms or at all. If we are found liable in a clinical trial lawsuit or a product liability lawsuit in the future, we will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We have no experience in marketing and selling drug products. We have not yet entered into arrangements for the sale and marketing of stenoparib, or any other therapeutic candidate, although we are exploring several such arrangements. Typically, pharmaceutical companies would employ groups of sales representatives and associated sales and marketing staff numbering in the hundreds to thousands of individuals to call on this large number of physicians and hospitals. We may seek to collaborate with a third-party to market our drugs or may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third-party, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. If we seek to market and sell our drugs directly, we will need to hire additional personnel skilled in marketing and sales. We cannot be sure that we will be able to acquire, or establish third-party relationships to provide, any or all these marketing and sales capabilities. The establishment of a direct sales force or a contract sales force or a combination direct and contract sales force to market our drugs will be expensive and time-consuming and could delay any drug launch. Further, we can give no assurances that we may be able to maintain a direct and/or contract sales force for any period or that our sales efforts will be sufficient to generate or to grow our revenues or that our sales efforts will ever lead to profits.

Even if we obtain regulatory approvals to commercialize stenoparib, or our other future therapeutic candidates, our therapeutic candidates may not be accepted by physicians or the medical community in general.

There can be no assurance that stenoparib and other future therapeutic candidates or any other therapeutic candidate successfully developed by us, independently or with partners, will be accepted by physicians, hospitals and other health care facilities. Stenoparib and any future therapeutic candidates we develop will compete with several drugs manufactured and marketed by major pharmaceutical and biotech companies. The degree of market acceptance of any drugs we develop depends on several factors, including:

●	our demonstration of the clinical efficacy and safety of stenoparib and other future therapeutic candidates;

●	timing of market approval and commercial launch of stenoparib and other future therapeutic candidates;

●	the clinical indication(s) for which stenoparib and other future therapeutic candidates are approved;

●	drug label and package insert requirements;

●	advantages and disadvantages of our therapeutic candidates compared to existing therapies, particularly in combination with our DRP® companion diagnostics;

●	continued interest in and growth of the market for anticancer tyrosine kinase inhibitory, PARP inhibitory, and microtubule inhibitory drugs;

●	strength of sales, marketing, and distribution support;

●	drug pricing in absolute terms and relative to alternative treatments;

●	future changes in health care laws, regulations, and medical policies; and

●	availability of reimbursement codes and coverage in select jurisdictions, and future changes to reimbursement policies of government and third-party payors.

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

Risks Related to Our Business and Industry

We have insufficient cash to continue our operations past December 2023, our continued operations are dependent on us raising capital and these conditions give rise to substantial doubt over the Company’s ability to continue as a going concern

The Company has incurred significant losses and has an accumulated deficit of $94.5 million as of December 31, 2023. As of December 31, 2023, our cash deposits of $166 thousand is insufficient to fund our current operating plan and planned capital expenditures past December 2023. Further, we believe that our existing cash and cash equivalents as of March 7, 2024, and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for the twelve months from the date of this prospectus. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern. We will need to raise additional capital after this offering to support our operations and execute our business plan. We will be required to pursue sources of additional capital through various means, including debt or equity financings. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. We cannot assure that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us and may cause existing shareholders both book value and ownership dilution. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

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

A dispute with our former Chief Executive Officer could be costly and adversely affect our business.

On December 8, 2023, Mr. Cullem was terminated as our Chief Executive Officer for cause under his employment agreement. Mr. Cullem has indicated that his termination should be without cause. Any dispute with Mr. Cullem could be costly and become a distraction to our management and employees and adversely affect our business.

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

If we fail to satisfy The Nasdaq Capital Market continued listing requirements and do not regain compliance, our Common Stock will be delisted.

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

As of March 1, 2024, we employed a total of 5 full-time employees and 1 part-time employee. Our current internal departments include research and development, finance, and administration. We intend to expand our management team to include an operation ramp up of additional scientific development and technical staff required to achieve our business objectives. We will need to expand our managerial, operational, technical, and scientific, financial, and other resources in order to manage our operations and clinical trials, establish independent manufacturing, continue our research and development activities, and commercialize our therapeutic candidates. Our management and scientific personnel, systems, and facilities currently in place may not be adequate to support our future growth.

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

Our business depends largely upon the continued services of our founder and Chief Scientific Officer, Dr. Steen Knudsen, Ph.D., and Thomas Jensen, our Interim Chief Executive Officer. We do not maintain “key person” insurance for Messrs. Knudsen and Jensen or any of our other key employees. We also rely on employees in the areas of research and development, regulatory compliance and approvals, and general and administrative functions. From time to time, there may be additional changes in our executive management and employees resulting from the hiring or departure of executives or other key employees which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

The listing of our common stock on The Nasdaq Global Market is contingent on our compliance with The Nasdaq Global Market’s conditions for continued listing. On April 20, 2022, we received notice from the Nasdaq Listing Qualifications stating that because we had not yet filed our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) by its due date, we were no longer in compliance with the listing requirement which requires listed companies to timely file all required periodic financial reports with the SEC. On May 17, 2022, we filed our Form 10-K with the SEC. Subsequent to the filing of the Form 10-K, we were late in filing our Form 10-Q for the quarterly periods ended March 31 and June 30, 2022.

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

On June 6, 2023, we received a letter from the Nasdaq hearings panel that granted the Company’s request for continued listing on the Nasdaq Stock Market LLC until July 1, 2023, and the Company’s transfer to The Nasdaq Capital Market, subject to the following conditions: (1) on or before July 1, 2023, the Company demonstrates compliance with Nasdaq Listing Rule 5450(b)(1) dealing with primary equity securities listed on the Global Market, and on or before July 1, 2023, the Company demonstrates compliance with Nasdaq Listing Rule 5450(a)(1) dealing with a minimum bid of $1.00 per share. On June 14, 2023, we received a clarification letter from Nasdaq granting the Company’s request for continued listing on The Nasdaq Capital Market and transfer to The Nasdaq Capital Market, subject to the following: (1) on or before July 10, 2023, the Company demonstrates compliance with Listing Rule 5550(a)(2); and (2) on or before July 14, 2023, the Company demonstrates compliance with Listing Rule 5550(b).

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

In that regard, unless we requested an appeal from such determination, trading of our Common Stock would have been suspended at the opening of business on November 7, 2023, and a Form 25-NSE would have been filed with the SEC which would have removed our Common Stock from listing and registration on The Nasdaq Stock Market. We filed a notice of appeal and received a hearing date of February 1, 2024. During such appeal, our Common Stock will continue to be listed on The Nasdaq Capital Market. On November 16, 2023, we received an additional notification indicating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended September 30, 2023, did not satisfy the continued listing requirement under Nasdaq Listing Rule 5810(c)(3) which serves as an additional basis for delisting. The Company intends to present its views with respect to this additional deficiency at the Panel Hearing on February 1, 2024.

In November 2023, we received correspondence from Nasdaq Regulatory Compliance seeking more information surrounding our determination that our April and July 2023 offerings were deemed “Public Offerings” within the meaning of Listing Rule IM5635-3 to avoid shareholder approval for such offerings. We provided our response to Nasdaq Regulatory Compliance’s questions. In November 2023, we received additional correspondence from Nasdaq Regulatory Compliance seeking information in connection with the issuance of warrants in September 2023 pursuant to inducement letters sent to holders of public warrants issued in the April and July 2023 public offerings. We believe that our April and July 2023 offerings were public offerings within the meaning of Listing Rule IM 5635-3, and that the issuance of the warrants in September 2023 was structured in manner that such issuance did not require shareholder approval. In this regard, we sought advice from consultants in structuring these issuances to comply with Nasdaq Listing Rules. No assurance can be given that Nasdaq Regulatory Compliance will agree with our analysis and determine that the April and July 2023 public offerings and issuance of the September 2023 warrants required shareholder approval. If Nasdaq Listing Qualifications determines that we should have sought shareholder approval for the April and July 2023 public offerings and September 2023 warrant issuance, we may be subject to delisting.

On February 1, 2024 we attended a hearing with Nasdaq to present our case for extending the time we have to achieve minimum listing status. We are awaiting the outcome of that hearing.

In addition, if we fail to meet the Nasdaq listing requirements and do not regain compliance, we will be subject to delisting by Nasdaq. In the event our common stock is no longer listed for trading on The Nasdaq Global Market and we are unable to transfer to The Nasdaq Capital Market, our trading volume and share price may decrease and you may have a difficult time selling your shares of common stock. In addition, we may experience difficulties in raising capital which could materially adversely affect our operations and financial results. Further, delisting from Nasdaq markets could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees. Finally, delisting could make it harder for you and the Company to sell the securities and hard for us to raise capital.

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

As of January 18, 2024, we had (i) 1,417 shares of Series A Preferred Stock outstanding that could be converted into 3,419,035 shares of Common Stock based upon a conversion price of $0.4476 and stated value of $1,080, subject to adjustment, (ii) 255,556 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock at an exercise price of $1.00 per share which were issued in a public offering that closed in April 2023 and July 2023; (iii) 9,846,339 shares of Common Stock issuable upon exercise of a warrant to purchase Common Stock at an exercise price of $0.4476 per share issued pursuant to a Modification and Exchange Agreement dated April 20, 2023, as amended, and (iv) 4,877,778 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock at an exercise price of $1.00 per share issued to the September Investors. The holder of the Series A Preferred Stock and holders of our warrants may convert, exercise or exchange their securities into shares of Common Stock, which sales thereof could adversely affect the market price of shares of our Common Stock, and dilute stockholders ownership of our Common Stock.

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

We may incur substantial penalties if we fail to maintain the effectiveness of our registration statement covering the resale of our Common Stock issued to 3i, LP upon conversion of our Series A Preferred Stock, and the Common Stock issuable upon the exercise of the Inducement Warrants by the September Investors.

Under the terms of the First Amendment to Registration Right Agreement with 3i, L.P. dated April 20, 2023 (“Amended RRA”) with 3i, LP, if we fail to maintain the effectiveness of the registration statement beyond defined allowable grace periods, we will incur certain registration delay payments equal to 2% of 3i, LP’s investment that has not yet been converted to Common Stock and sold pursuant to the registration statement upon our failure to maintain the effectiveness of the registration statement and every 30 days thereafter. For example, as a result of the Company’s delay in filing its periodic reports with the SEC in 2022, a Triggering Event under Section 5(a)(ii) of the Original Series A COD, occurred on or about April 29, 2022, and that in consideration for the Registration Delay Payments that the Company was obligated to pay under the Amended RRA, and additional amounts the Company was obligated to pay under the Original Series A COD, together with 3i, LP’s legal fees incurred in the preparation of the Forbearance Agreement and Waiver dated April 27, 2022, the Company agreed to pay 3i, LP an aggregate amount of $538,823 which was paid pursuant to that certain Forbearance Agreement and Waiver with 3i, LP. In addition, if we fail to file a registration statement related to the Exchange Shares and Exchange Warrants by a specific date pursuant to the Modification and Exchange Agreement, we will incur registration delay payments equal to 2% of 3i, LP’s investment on the date of the filing failure and each thirty-day period thereafter until the filing failure is cured.

In connection with the Inducement Warrants, we agreed to file a Resale Registration Statement on or before October 15, 2023, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the SEC within 90 days following the date of the issuance of the Inducement Warrants and to keep the Resale Registration Statements effective at all times until no holder of the Inducement Warrants owns any Inducement Warrants or Inducement Warrant Shares. We also granted liquidated damages to the September Investors in the event of (i) a Public Information Failure or (ii) a Stockholder Approval Failure, and the September Investors are unable to sell their Inducement Warrant Shares. In either event, or both events, we will be required to pay the September Investors an amount in cash equal to 1.5% of the aggregate exercise price of the Inducement Warrants held by the Holder on the day of a Public Information Failure and/or Stockholder Approval Failure and on every 30th day (pro rated for periods totaling less than 30 days) thereafter until the Public Information Failure and Stockholder Approval Failure are cured.

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

Our Certificate of Incorporation and our bylaws could make it more difficult for a third-party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 500,000 shares of preferred stock, of which 20,000 shares have been designated as Series A Preferred Stock, of which 1,417 are outstanding as of January 8, 2024, 200,000 shares have been designated as Series B Preferred Stock, $0.0001 par value per share (“Series B Preferred Stock”) of which none are issued and outstanding, and 50,000 shares have been designated as Series C Preferred Stock, none of which are issued and outstanding. The remaining preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our Common Stock, and therefore, reduce the value of our Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third-party and thereby preserve control by the present management.

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

Financial reporting obligations of being a public company in the United States require well defined disclosure and procedures and internal control over financial reporting that that are expensive and time-consuming requiring our management to devote substantial time to compliance matters.

The reporting obligations associated with being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from our reporting obligations under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, as amended, (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, (the “Dodd-Frank Act”), and the listing requirements of the stock exchange on which our securities are to be listed. These rules require the establishment and maintenance of effective disclosure controls and procedures and internal controls over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

We continue to augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance and are reviewed yearly by our Board of Directors.

Risk Management and Strategy

As of December 31, 2023, we have implemented a set of cybersecurity and data protection policies and procedures. Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities. Our employees have received cybersecurity awareness trainings, including specific topics related to social engineering and email frauds. Important security measures such as multifactor authentication, firewalls, Endpoint Detection and Response (EDR), encryption, etc. have been implemented. We continue to augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Currently we are in the process of expanding our risk management procedure to include a broader cybersecurity risk management process. The updated risk management process will include annual review by our Board of Directors

Governance

Our Board of Directors are currently implementing as oversight procedure for IT governance and cyber security risk management. It is expected that IT governance and cybersecurity will be included in the company’s quarterly management review meetings under the supervision of our senior leadership, including our Chief Executive Officer and Chief Financial Officer, with regularly meets with and provides periodic briefings to our Board of Directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like.

Cybersecurity Threat Disclosure

To date, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. For further discussion of cybersecurity risks, please see Item 1A, “Risk Factors.”

Item 2. Properties.

Our principal executive office is in Boston, MA USA, where we lease at-will, month-to-month virtual office space in a technology park, where we are not bound by any lease. Our current monthly rent for the office space is approximately $85 per month. We believe this office is sufficient to support our U.S.-based executive team members, all of whom are based on the East Coast of the U.S. In each of the fiscal years ended December 31, 2023 and 2022, we paid approximately $1,110 in lease payments. We believe that our current existing facilities will be adequate for our current needs.

Our principal laboratory and R&D facility is in Hoersholm, Denmark (just north of Copenhagen), where we lease a space in a technology park consisting of approximately 4,283 square feet, for $8,107 per month. As of January 31, 2023, the facility lease is continuing on a month-to-month basis. In each of the fiscal years ended December 31, 2023 and 2022, we paid approximately $97,284 in lease payments.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best knowledge of management, there are no material legal proceedings pending against us.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

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

Overview

We are a pharmaceutical company focused on discovering and developing highly targeted anti-cancer drug candidates. Using its Drug Response Predictor (DRP®) platform, the Company identifies the value in drug assets that have otherwise been discontinued by identifying patient populations where these drugs are active. The Company’s t lead drug candidate is the poly-ADP-ribose polymerase (PARP) inhibitor stenoparib. The microtubule inhibitor agent IXEMPRA, and the tyrosine kinase inhibitor (TKI) dovitinib have been deprioritized and terminated, respectively.

Recent Corporate Developments

Bridge Loans

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

On January 18, 2024, we entered into a Securities Purchase Agreement with 3i, pursuant to which we issued and sold 3i a senior convertible promissory note in an aggregate principal amount of $440,000 due on January 18, 2025 (the “First Note,” and together with the Purchase Agreement, the “Transaction Documents”) for an aggregate purchase price of $400,000 representing an approximate 10% original issue discount. We agreed to use the net proceeds from the sale of the First Note for accounts payable and working capital purposes. Unless the Transaction Documents state otherwise, we may not prepay any portion of the principal amount of the First Note without the Purchaser’s prior written consent.

On February 13, 2024 (the “Second Closing”), the parties to the Purchase Agreement entered into a Limited Waiver Agreement (the “Waiver Agreement”) and agreed that the Second Closing can be consummated prior to the 30th calendar day following January 18, 2024. The parties to the Purchase Agreement further agreed to waive any rights or remedies that they may have under Section 2.3 of the Purchase Agreement, solely in connection with the Second Closing, including any rights of termination, defaults, amendment, acceleration or cancellation that be triggered under the Purchase Agreement solely as a result of accelerating the Second Closing. As of the Second Closing, we issued and sold to 3ia senior convertible promissory note in an aggregate principal amount of $440,000 due on February 13, 2025 (the “Second Note,” and together with the First Note dated January 18, 2024, and Purchase Agreement, the “Transaction Documents”) for an aggregate purchase price of $400,000, representing an approximately 10% original issue discount (the “Second Transaction”). We agreed to use the net proceeds from the sale of the Second Note for accounts payable and working capital purposes. Unless the Second Transaction Documents state otherwise, we may not prepay any portion of the principal amount of the Second Note without the Purchaser’s prior written consent.

Termination of Chief Executive Officer

On December 8, 2023, James G. Cullem was terminated as our Chief Executive Officer for cause under his employment agreement. In addition, Mr. Cullem was also terminated from all other officer positions with the Company and all other positions with its subsidiaries. Mr. Cullem has indicated that his termination should be without cause. Under Mr. Cullem’s employment agreement, disputes are subject to mediation. Effective January 27, 2024, Mr. Cullem resigned as a director of the Company.

On December 8, 2023, Thomas Jensen, age 45, was appointed by the Company’s Board of Directors as Interim Chief Executive Officer to replace Mr. Cullem. Since July 2022, Mr. Jensen has served as Senior Vice President, Investor Relations and was previously the Company’s Senior Vice President, Information Technology since July 2021. Mr. Jensen has also served as Senior Vice President, Information Technology of Allarity Therapeutics A/S, the Company’s predecessor, since June 2020. Mr. Jensen previously served as the Chief Technology Officer of the Company’s predecessor from 2004 to June 2020. Mr. Jensen co-founded Allarity Therapeutics A/S in 2004. Mr. Jensen also established and currently leads our laboratories in Denmark. Mr. Jensen is a current member of the Company’s Board of Directors. There is no family relationship between Mr. Jensen and any director or executive officer of the Company. Prior to appointment as Chief Executive Officer, Mr. Jensen was paid consulting fees for his services to the Company. At this time, Mr. Jensen and the Company have not entered into any material plan, contract or arrangement related to his appointment as an officer.

Novartis Termination Notice

On January 26, 2024, we received written notice from Novartis indicating their decision to terminate our Agreement based on material breach for lack of financial payment. The termination took effect on January 26, 2024.

Consulting Agreement

On November 21, 2023, the Company’s audit committee entered into a two month consulting agreement with Mr. Jeremy R. Graff, Ph.D. Dr. Graff has been in the Biotech/ Pharma industry for more than 25 years, garnering deep experience and expertise in the preclinical and clinical development of targeted, small and large molecule therapeutics as well as novel immunotherapeutics. His 16+ years of Big Pharma experience included numerous leadership roles of increasing responsibility. He also served as a key scientific advisor for Lilly Bioventures and the $6.5 billion acquisition of Imclone systems. He and his research groups have been responsible for delivering numerous novel therapeutics to, and through, the clinic- most notably Lilly’s Verzenio (a CDK4/6 inhibitor for breast cancer).

Pursuant to his consulting agreement, Dr. Graff will provide consulting and advisory services on Company’s research and development programs in the field of small molecule inhibitors and their use in the treatment of cancer.

Additional Issuances of Common Stock Upon Exercise of Certain Warrants

On December 5, 2023, we received exercise notices from holders of certain warrants pursuant to which we authorized (i) the issuance of 562,311 shares of Common Stock pursuant to exercise of common stock purchase warrants at $1.00 per share for $562,311 in cash, and (ii) the issuance of 500,000 shares of Common Stock pursuant to partial exercise of Exchange Warrant (as defined below) on a cashless exercise basis.

NASDAQ Delisting Notifications

On October 27, 2023, we received notification from Nasdaq Listing Qualifications staff that it has determined that the bid price of our Common Stock has closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, does not comply with Listing Rule 5550(a)(2). Further, Nasdaq also noted that we effected a 1:35 reverse stock split on March 24, 2023, and a 1:40 reverse stock split on June 28, 2023. Because we effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, we will not be afforded a 180-calendar day period to demonstrate compliance with Listing Rule 5550(a)(2) pursuant to Listing Rule 5810(c)(3)(A)(iv).In that regard, unless the Company requested an appeal from such determination, trading of the Company’s Common Stock would have been suspended at the opening of business on November 7, 2023, and a Form 25-NSE would have been filed with the Securities and Exchange Commission which would have removed the Company’s Common Stock from listing and registration on The Nasdaq Stock Market.

The Company requested an appeal for such determination and was given a hearing date of February 1, 2024 (the “Panel Hearing”). During the appeal period, the Company’s Common Stock will continue to be listed on The Nasdaq Stock Market.

On November 16, 2023, we received an additional notification indicating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended September 30, 2023, did not satisfy the continued listing requirement under Nasdaq Listing Rule 5810(c)(3) which serves as an additional basis for delisting. The Company intends to present its views with respect to this additional deficiency at the Panel Hearing.

In November 2023, we received correspondence from Nasdaq Regulatory Compliance seeking more information surrounding our determination that our April and July 2023 offerings were deemed “Public Offerings” within the meaning of Listing Rule IM5635-3 to avoid shareholder approval for such offerings. We provided our response to Nasdaq Regulatory Compliance’s questions. In addition, in In November 2023, we received additional correspondence from Nasdaq Regulatory Compliance seeking information in connection with the issuance of warrants in September 2023 pursuant to inducement letters sent to holders of public warrants issued in the April and July 2023 public offerings. We believe that our April and July 2023 offerings were public offerings within the meaning of Listing Rule IM 5635-3, and that the issuance of the warrants in September 2023 was structured in manner that such issuance did not require shareholder approval. In this regard, we sought advice from consultants in structuring these issuances to comply with Nasdaq Listing Rules. No assurance can be given that Nasdaq Regulatory Compliance will agree with our analysis and determine that the April and July 2023 public offerings and issuance of the September 2023 warrants required shareholder approval. If Nasdaq Listing Qualifications determines that we should have sought shareholder approval for the April and July 2023 public offerings and September 2023 warrant issuance, we may be subject to delisting.

On February 1, 2024, we attended a de-listing appeal hearing with Nasdaq, the outcome of which is pending as of the date of this filing.

Amendments to the Certificate of Designation of Series A Preferred Stock

On January 14, 2024, pursuant to the terms of the January 14th, 2024, 3i LP Bridge Loan, the Company modified the conversion price of the 3i Exchange Warrants from $1.00 to $0.4476, thereby increasing the number of Exchange Warrants outstanding from 4,407,221 at December 31, 2023 to 9,846,339 outstanding at January 14, 2024. Also on January 14, 2024, the conversion price of the outstanding 1,417 shares of Series A Preferred Stock was revised from $1.00 to $0.4476. We filed the Fifth Certificate of Amendment to Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (the “Fifth Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $0.4476. At a stated value of $1,080 for each share of Series A Preferred Stock, the revised price of $0.4476 per share results in the 1,417 shares being convertible into 3,419,035 common shares as of January 14, 2024.

Modification to Conversion Price of Series A Preferred Stock

On February 13, 2024, pursuant to the terms of the February 13, 2024, Bridge Loan, the Company modified the conversion price of the 3i Exchange Warrants from $0.4476 to $0.4050 and thereby increased the number of Exchange Warrants outstanding from 9,846,339 on January 18, 2024, to 10,882,028 on February 13, 2024. The Company also agreed to amend the conversion price of the Series A Preferred Stock to equal $0.405 as soon as practicable. We filed the Sixth Certificate of Amendment to Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (the “Sixth Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $0.405. At a stated value of $1,080 for each share of Series A Preferred Stock, the revised price of $0.405 per share results in the 1,296 shares being convertible into 3,456,000 common shares.

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

Since our inception of our predecessor, Allarity Therapeutics A/S, we have incurred losses and have an accumulated deficit of $94.5 million as of December 31, 2023. Our net losses were $11.9 million and $16.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, our cash deposits of $166 thousand were determined to be insufficient to fund our current operating plan and planned capital expenditures for the next twelve months. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks and estimates of services performed using information and data provided to us by our vendors and third-party service providers. Non-refundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and accounted for as prepaid expenses. The prepayments are then expensed as the related goods are delivered and as services are performed. To date, most of these expenses have been incurred to advance our lead drug candidate stenoparib.

We expect our research and development expenses on stenoparib to increase substantially for the foreseeable future as we continue to invest to accelerate stenoparib in clinical trials designed to attain regulatory approval. Costs related to dovitinib and IXEMPRA will decrease precipitously as these have been deprioritized/ terminated. We expect additional costs in research and development activities as we continue to conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our drug candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our drug candidates.

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

Results of Operations

Comparison of years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	For the years ended December 31,		Increase/
	2023	2022	(Decrease)
	(In thousands)
Operating expenses:
Research and development	$7,103	$6,930	$173
Impairment of intangible assets	—	17,571	(17,571)
General and administrative	10,026	9,962	64
Total operating costs and expenses	17,129	34,463	(17,334)
Loss from operations:	$(17,129)	$(34,463)	$(17,334)

Research and Development Expenses

We currently do not track our research and development costs by product candidate. A breakdown by nature of type of expense for the years ended December 31, 2023 and 2022, is provided below.

	For the year ended December 31,		Increase/
	2023	2022	(Decrease)
	(In thousands)

Research study expenses	$2,887	$1,847	$1,040
Tax credit	(800)	(711)	(89)
Milestone payments	150	1,417	(1,267)
Manufacturing & supplies	2,906	350	2,556
Contractors	996	1,778	(782)
Patents	30	268	(238)
Staffing	873	1,915	(1,042)
Amortization	37	60	(23)
Other	24	6	18
	$7,103	$6,930	$173

For the year ended December 31, 2023, versus December 31, 2022:

The increase of $173 thousand in research and development cost was primarily due to increases of $2.6 million in manufacturing and supplies, increases in research study expenses of $1 million and other of $18 thousand, offset by an increase in tax credit of $89 thousand and decreases in the following: milestone payments of $1.3 million, staffing of $1 million, contractors of $782 thousand, patents of $238 thousand, and amortization of $23 thousand.

Overall, the increase in research and development costs in the year ended December 31, 2023 was because during the year ended December 31, 2023, our research and development activity increased as activity in the clinical trials came back to a pre-pandemic level. Staffing costs decreased in 2023 primarily because stock option grants and bonuses were higher in 2022.

Impairment of Intangible Assets

As a result of both the Company’s February 15, 2022, receipt of a Refusal to File (“RTF”) from the U.S. Food and Drug Administration regarding the Company’s new drug application (“NDA”) for Dovitinib, and the depressed state of the Company’s stock price, the Company performed an impairment assessments on its individual intangible assets utilizing a discounted cash flow model and recognized an impairment charge of $17.6 million during the year ended December 31, 2022. As of December 31, 2023, because of continued downward pressure on the Company’s common stock, we performed an impairment assessment of our intangible assets and determined that no further impairment was required.

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

General and administrative expenses increased by $64 thousand for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to increased finance expenses of $1.2 million (which were primarily non-cash and related to the value of derivative warrants), increased financial consultant expenses of $160 thousand, communications expenses of $84 thousand, insurance expense of $42 thousand, premises expense of $89 thousand and Delaware franchise tax of $19 thousand, offset by decreases in staffing costs of $1.2 million, audit and legal costs of $264 thousand and other administrative of $105 thousand. Staffing costs decreased primarily because of reduced stock option costs and reduced staff.

Other Income (Expense)

Other income (expense) of $5.3 million recognized in the year ended December 31, 2023, consisted primarily of a $10.4 million fair value adjustment of warrant derivate liabilities, ($4.2) million fair value of inducement warrants, ($591) thousand loss on modification to warrants, foreign exchange gains of $133 thousand, and interest expenses of ($498) thousand, offset by interest income of $22 thousand.

Other income (expense) of $16.9 million recognized in the year ended December 31, 2022, consisted primarily of a $17.1 million fair value adjustment of warrant derivative liabilities, $1.8 million of other income received in connection with the sale of intangible IP assets, and $30 thousand of interest income, offset by ($913) thousand in net foreign exchange losses, ($800) thousand penalty on our Series A preferred stock liability, loss on investment of ($115) thousand, and ($223) thousand in interest expenses.

Changes in the fair value of our derivative and warrant liabilities and convertible debt are measured using level 3 inputs as described in our consolidated financial statements.

Income taxes

During the years ended December 31, 2023, and 2022, we recognized ($83) thousand and $1.5 million in income tax recovery (expense), respectively.

Liquidity, Capital Resources and Plan of Operations

Since our inception through December 31, 2023, our operations have been financed primarily by the sale of preferred stock, convertible promissory notes, and the sale and issuance of our ordinary shares. As of December 31, 2023, we had $166 thousand in cash, and an accumulated deficit of $94.5 million.

In the year ended December 31, 2023, we received $11 million, net from financing activities inclusive of: $19.1 million from equity issuances in April, July and September; $1 million from the issuance of a note to 3i; and $1.1 million from the issuance of Series C Preferred Stock; and we repaid $3.7 million in debt and redeemed $6.7 million in Series A Preferred Stock.

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

As of December 31, 2023, the Company’s cash deposits of $166 thousand were determined to be insufficient to fund its current operating plan and planned capital expenditures for at least the next 12 months. We estimate that as of the date of this filing, our cash reserves are sufficient for approximately 3 months. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for the years indicated:

(In thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Net Cash used in operating activities	$(12,745)	$(16,817)
Net Cash provided by investing activities	—	791
Net Cash (used in) provided by financing activities	10,995	(1,311)
Effect of foreign exchange rates on cash	(113)	(189)
Net decrease in cash	$(1,863)	$(17,526)

Operating Activities

During the year ended December 31, 2023, cash used in operating activities of $12.8 million was attributable to a net loss of $11.9 million, $4.2 million in net non-cash charges, offset by a $3.3 million change in net operating assets and liabilities.

The non-cash of charges consisted of a $4.2 million fair value of inducement warrants, a $591 thousand loss on modification of warrants, non-cash interest of $464 thousand, depreciation and amortization of $37 thousand, offset by a $10.4 million fair value adjustment to derivative liabilities, stock-based compensation of ($71) thousand and unrealized gain on foreign currency of $179 thousand. The change in operating assets and liabilities of $3.3 million was primarily due to a $2.2 million increase in accounts payable, a $1.4 million decrease in other current assets, a $43 thousand decrease in accrued liabilities, and an $18 thousand increase in income taxes payable, offset by an increase of $26 thousand in tax credit receivable, and an $8 thousand decrease in operating lease liability.

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

Investing Activities

During the year ended December 31, 2023, the Company did not incur any cash flows as a result of investing activities. During the year ended December 31, 2022, the Company received $809 thousand in proceeds from the sale of IP and invested $18 thousand in property and equipment.

Financing Activities

During the year ended December 31, 2023, cash provided by financing activities of $11.0 million consisted of $19.1 million from equity financings in April, July and September, and $1.1 million in net proceeds from the issuance of Series C Preferred, offset by the repayment of $3.7 million in debt and $6.7 million for the redemption of Series A Preferred Stock.

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

In January and February 2024, we entered into a Securities Purchase Agreement with 3i, LP for bridge loans in the total amount of $880 thousand to extend our cash runaway beyond February 29, 2024, in order to provide us more time to complete a financing within Q1 2024.

As previously discussed, we do not have sufficient cash to support our anticipated expenditures and commitments and the Company is seeking capital to support its current and planned operations.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our audited consolidated financial statements for the years ended December 31, 2023 and 2022, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of the Series A preferred shares, warrants, convertible debt and the accrual for research and development expenses, fair values of acquired intangible assets and impairment review of those assets, share based compensation expense, and income tax uncertainties and valuation allowances. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed considering reasonable changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known and if material, their effects are disclosed in the notes to the consolidated financial statements. Actual results could differ from those estimates or assumptions.

While our significant accounting policies are described in the notes to our consolidated financial statements for the years ended December 31, 2023 and 2022, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

Once brought into use, intangible assets are amortized over their estimated useful economic lives using the economic consumption method if anticipated future revenues can be reasonably estimated. The straight-line method is used when revenues cannot be reasonably estimated. The Company has recorded impairment losses of $17,571 on its intangible assets in the year ended December 31, 2022. During the year ended December 31, 2023, no additional impairment losses were recognized.

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

Warrants

When the Company issues warrants it evaluates the proper balance sheet classification to determine classification as either equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (“ASC 815-40”), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability, which is carried on the Consolidated Balance Sheet at fair value with any changes in its fair value recognized immediately in the Consolidated Statement of Operations and Comprehensive Loss. As of December 31, 2023, and 2022, the Company had warrants outstanding for share-based compensation that were classified as equity, and outstanding investor warrants that were classified as derivative liabilities and classified as “Warrant liabilities” in the Consolidated Balance Sheets.

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

Recently Issued Accounting Pronouncements

See the section titled in Note 2(x) to the Company’s consolidated financial statements for the year ended December 31, 2023, appearing elsewhere herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Current Auditor

On September 9, 2022, our Audit Committee approved the engagement of Wolf & Company, P.C. as our independent registered public accounting firm. Wolf & Company re-audited our financial statements for the year ended December 31, 2021, and audited our financial statements for the year ended December 31, 2022. During the two fiscal years ended December 31, 2023 and 2022, and through the subsequent interim period to the date of this Form 10-K, neither the Company, nor anyone on its behalf, consulted with Wolf & Company regarding any accounting or auditing issues involving the Company, including (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

On August 23, 2022, Marcum provided a letter regarding our disclosure contained in our Form 8-K filed on August 12, 2022, which agreed with our statements made in the third sentence of the preceding paragraph regarding the existence of material weaknesses in our internal control over financial reporting; however, Marcum disagreed regarding the description of such material weaknesses. Marcum indicated that the material weaknesses as disclosed in our Form 10-K for the year ended December 31, 2021, and Form 10-Q for the quarterly period ended March 31, 2022, were as follows: (i) a lack of accounting resources required to fulfill GAAP and SEC reporting requirements; (ii) a lack of comprehensive GAAP accounting policies and financial reporting procedures; (iii) lack of adequate procedures and controls to appropriately account for accounting transactions including liability and the valuation allowance on the deferred tax asset relating to the net operating losses; and (iv) a lack of segregation of duties given the size of the finance and accounting team. In addition, Marcum stated that our disclosure did not include any reference to its resignation because of the impairment of its independence. Finally, Marcum indicated that our disclosure did not provide disclosure of a reportable event under Item 304(a)(1)(v)(C) of Regulation S-K, as Marcum indicated that information had come to its attention during the time period covered by Item 304(a)(1)(iv) of Regulation S-K, that if further investigated may have caused Marcum to be unwilling to rely on management’s representations or be associated with our financial statements; however, due to the Marcum’s resignation as a result of the impairment of its independence, Marcum did not conduct such further investigation.

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

Item 9A. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (United States) Auditing Standard No. 5) or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on such assessment, management concluded that as of December 31, 2023, our internal control over financial reporting was effective.

We have implemented and are continuing to implement various measures to address the material weaknesses identified; these measures include:

●	as of June 30, 2022, our Director of Financial Reporting, a CPA (Illinois) who is experienced with public company reporting and is conversant in GAAP and SEC accounting issues, was promoted to Interim Chief Financial Officer. Effective January 1, 2023, our Interim Chief Financial Officer was promoted to our full time Chief Financial Officer;

●	retaining independent GAAP consulting services to assist with the accounting treatment of complex financial instruments; and

●	engaged an independent U.S. based tax consulting firm.

We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify or are brought to our attention.

We are continuously improving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2023, other than as noted above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

As of March 7, 2024, we entered into a Settlement Agreement and General Release (“Settlement Agreement”) with James Cullem, our former CEO and director. Pursuant to the terms and conditions outlined in the Settlement Agreement and in exchange for Mr. Cullem’s commitments therein, including his general release of claims against us, among other considerations, we agreed to provide Mr. Cullem with an initial settlement payment totaling $70,000 on April 1, 2024. Additionally, we committed to making an installment payment of $179,155, divided equally into 5 monthly payments. Furthermore, we agreed to issue Mr. Cullem 290,000 settlement shares on April 1, 2024. Should the initial settlement payment and issuance of shares not be made to Mr. Cullem in full on April 1, 2024, the Settlement Agreement will be rendered null and void, releasing both parties from any further obligations under the Settlement Agreement unless otherwise mandated by a prior binding contract or agreement. Both parties will retain any and all rights, claims, and causes of action that would have otherwise been released by the Settlement Agreement.

Additionally, Mr. Cullem agreed to act as our consultant and entered into a consulting agreement (the “Consulting Agreement”) with us, effective as of March 7, 2024. For the avoidance of doubt, no additional consideration is being paid to Mr. Cullem under the Consulting Agreement. Copies of the Settlement Agreement and Consulting Agreement will be included as exhibits to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be included in our 2024 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The 2024 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) Exhibits:

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Description
2.1(e)	Amended and Restated Plan of Reorganization and Asset Purchase Agreement by and among Allarity Therapeutics, Inc. a Delaware corporation, Allarity Acquisition Subsidiary, a Delaware corporation and Allarity Therapeutics A/S, an Aktieselskab organized under the laws of Denmark, dated as of September 23, 2021
3.1(a)	Certificate of Incorporation of Allarity Therapeutics, Inc.
3.2(b)	Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.
3.3(c)	Amended and Restated Bylaws of Allarity Therapeutics, Inc.
3.4(m)	Amendment No. 1 to Amended and Restated Bylaws of Allarity Therapeutics, Inc.
3.5(g)	Certificate of Designations of Allarity Therapeutics, Inc. relating to the Series A Convertible Preferred Stock
3.6(q)	Amendment to Certificate of Designation of the Series A Convertible Preferred Stock
3.7(q)	Certificate of Designation of the Series B Preferred Stock
3.8(s)	Certificate of Designation of the Series C Preferred Stock
3.9(s)	Certificate of Amendment to Certificate of Designation of Series C Preferred Stock
3.10(u)	Second Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.
3.11(v)	Third Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.
3.12(aa)	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock of Allarity Therapeutics, Inc.
3.13(bb)	First Certificate of Amendment to Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock
3.14(cc)	Fourth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.
3.15(dd)	Second Amendment to Certificate of Designation (Series A Preferred Stock)
3.16(ff)	Third Certificate of Amendment to Certificate of Designation (Series A Preferred Stock)
3.17(hh)	Fourth Certificate of Amendment (Series A Preferred Stock)
3.18(jj)	Fifth Certificate of Amendment (Series A Preferred Stock)
3.19(ll)	Sixth Certificate of Amendment (Series A Preferred Stock)
4.1(b)	Specimen Common Stock Certificate of Allarity Therapeutics, Inc.
4.2(aa)	Warrant to Purchase Common Stock (3i, LP)
4.3(aa)	Form of Pre-Funded Warrant (April 2023)
4.4(aa)	Form of Common Warrant (April 2023)
4.5(aa)	Modification and Exchange Warrant
4.6(ee)	Form of Pre-Funded Warrant (July 2023)
4.7(ee)	Form of Common Warrant (July 2023)
4.8(ff)	Form of Amended and Restated Common Stock Purchase Warrant (July 2023)
4.9(gg)	Form of New Warrant

4.10(nn)	Form of Pre-Funded Warrant
4.11(nn)	Form of Series A Common Warrant
4.12(nn)	Form of Series B Common Warrant
4.13(jj)	Senior Convertible Note
4.14(ll)	Senior Convertible Note, dated as of February 13, 2024
10.1#(e)	Allarity Therapeutics, Inc. 2021 Equity Incentive Plan
10.2†(a)	Exclusive License Agreement between Oncology Venture A/S and Smerud Medical Research International As Dated as of June 26, 2020
10.3†(a)	Amended and Restated License Agreement between Allarity Therapeutics A/S and LiPlasome Pharma ApS, dated January 2021
10.4†(a)	Exclusive License Agreement between Oncology Venture, APS and 2-BBB Medicines BV, dated as of March 27, 2017
10.5†(c)	Development, Option and License Agreement between Oncology Venture ApS and R-Pharm US Operating LLC, dated March 1, 2019
10.6†(c)	Exclusive License Agreement between Oncology Venture, ApS and Eisai, Inc., dated as of July 6, 2017
10.7†(c)	License Agreement between Novartis Pharma Ag and Oncology Venture, ApS, dated April 6, 2018
10.8+(a)	Securities Purchase Agreement dated May 20, 2021 between Allarity Therapeutics, Inc. and 3i, LP
10.9(a)	Registration Rights Agreement dated May 20, 2021 between Allarity Therapeutics, Inc. and 3i, LP
10.10†(a)	Asset Purchase Agreement dated July 23, 2021 between Allarity Therapeutics A/S and Lantern Pharma Inc.
10.11(c)	First Amendment to the Exclusive License Agreement between Eisai and Allarity Therapeutics A/S dated December 20, 2020.
10.12(d)	Second Amendment to Exclusive License Agreement between Oncology Venture, ApS and Eisai, Inc. dated as of August 3, 2021.
10.13#(f)	Employment Agreement by and between Allarity Therapeutics, Inc. and James G. Cullem
10.14#(f)	Employment Agreement by and between Allarity Therapeutics, Inc. and Marie Foegh, M.D.
10.15(h)	Asset Purchase Agreement between Allarity Therapeutics, Inc. and Allarity Therapeutics A/S dated December 17, 2021
10.16(k)	Assignment and Assumption Agreement between Allarity Therapeutics, Inc. and Allarity A/S
10.17†(k)	Exclusive License Agreement with Oncoheroes Bioscience, Inc. dated January 2, 2022 (Stenoparib)
10.18†(k)	Exclusive License Agreement with Oncoheroes Bioscience, Inc. dated January 2, 2022 (Dovitnib)
10.19†(k)	Amended and Restated License Agreement among Allarity Therapeutics Europe ApS, LiPlasome Pharma ApS, and Chosa ApS dated March 28, 2022
10.20†(k)	Support Agreement between Allarity Therapeutics A/S and LiPlasome Pharma ApS, dated March 28, 2022
10.21(i)	First Amendment to License Agreement between Novartis Pharma Ag and Allarity Therapeutics Europe ApS
10.22(i)	Convertible Promissory Note
10.23(j)	Forbearance Agreement and Waiver
10.24(l)	First Amendment to Forbearance and Waiver
10.25†#(o)	Separation Agreement with Steve Carchedi
10.26†#(o)	Separation Agreement with Jens Knudsen
10.27(o)	Second Amendment to Development Option & License Agreement
10.28†(p)	Second Amendment to License Agreement with Novartis Pharma AG
10.29(q)	Secured Note Purchase Agreement
10.30(q)	Form of Secured Promissory Note
10.31(q)	Security Agreement
10.32#(r)	Employment Agreement with James G. Cullem
10.33#(r)	Employment Agreement with Joan Brown
10.34(t)	Letter Agreement with 3i, LP dated December 8, 2022
10.35(t)	Letter Agreement with 3i, LP dated January 23, 2023
10.36+(s)	Form of Securities Purchase Agreement Series C Preferred Stock
10.37(s)	Form of Registration Rights Agreement
10.38(s)	Limited Waiver Agreement
10.39(aa)	Form of Securities Purchase Agreement (April Offering)
10.40(y)	Form of Lock- Up Agreement (April Offering)
10.41(z)	First Amendment to Secured Note Purchase Agreement
10.42(z)	First Amendment to Security Agreement
10.43(z)	Form of Secured Promissory Note (2023)

10.44(aa)	Secured Promissory Note
10.45(aa)	Modification and Exchange Agreement
10.46(aa)	Cancellation of Debt Agreement
10.47(aa)	First Amendment to Registration Rights Agreement
10.48(aa)	Limited Waiver Agreement
10.49(bb)	Amendment to Modification and Exchange Agreement
10.50(ee)	Form of Securities Purchase Agreement
10.51(bb)	Fourth Amendment to the Exclusive License Agreement with Eisai, Inc.
10.52(ee)	Third Amendment to the Exclusive License Agreement with Eisai, Inc.
10.53(ee)	Form of Limited Waiver and Amendment Agreement
10.54(ee)	3i, LP – Limited Waiver and Amendment Agreement
10.55(dd)	June 2023 Secured Note Purchase Agreement
10.56(dd)	Security Agreement
10.57(dd)	Secured Promissory Note
10.58(ee)	Form of Lock-Up Agreement
10.59(gg)	Form of Inducement Letter
10.60(gg)	Limited Waiver between the Company and 3i, LP
10.61(nn)	Form of Securities Purchase Agreement
10.62(mm)	Form of Lock Up Agreement
10.63#	Employment Agreement (Steen Knudsen)
10.64(jj)	Securities Purchase Agreement, dated as of January 18, 2024, by and between the Company and the Purchaser listed on the signature page attached thereto
10.65(kk)	Amendment to Securities Purchase Agreement, dated as of January 25, 2024, by and between the Company and the Purchaser listed on the signature page attached thereto
10.66(ll)	Limited Waiver Agreement, dated as of February 13, 2024, by and between the Company and the Purchaser listed on the signature page attached thereto
10.67(oo)	Amendment to Senior Convertible Notes
16.1(n)	Letter from Marcum, LLP dated August 23, 2022, regarding Change in Independent Registered Public Accounting Firm
21	Subsidiaries of the Registrant
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act
97	Allarity Therapeutics, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(a)	Incorporated by reference from the Registration Statement on Form S-4 filed with the SEC on August 20, 2021.
(b)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-4 refiled with the SEC on October 20, 2021.
(c)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form S-4 refiled with the SEC on October 20, 2021.
(d)	Incorporated by reference from Amendment No. 4 to Registration Statement on Form S-4 filed with the SEC on November 2, 2021.
(e)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on December 6, 2021.
(f)	Incorporated by reference from Form 8-K filed with the SEC on December 10, 2021.
(g)	Incorporated by reference from Form 8-K filed with the SEC on December 20, 2021.
(h)	Incorporated by reference from Form 8-K filed with the SEC on December 22, 2021.
(i)	Incorporated by reference from Form 8-K filed with the SEC on April 18, 2022.

(j)	Incorporated by reference from Form 8-K filed with the SEC on May 6, 2022.
(k)	Incorporate by reference from Form 10-K filed with the SEC on May 17, 2022.
(l)	Incorporated by reference from Form 8-K filed with the SEC on June 10, 2022.
(m)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2022.
(n)	Incorporated by reference from Form 8-K filed with the SEC on August 12, 2022, as amended on August 24, 2022.
(o)	Incorporated by reference from Form 10-Q filed with the SEC on October 7, 2022.
(p)	Incorporated by reference from Form 8-K filed with the SEC on September 30, 2022.
(q)	Incorporated by reference from Form 8-K filed with the SEC on November 25, 2022.
(r)	Incorporated by reference from Form 8-K filed with the SEC on January 19, 2023.
(s)	Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023.
(t)	Incorporated by reference from Form 10-K filed with the SEC on March 13, 2023.
(u)	Incorporated by reference from Form 8-K filed with the SEC on March 20, 2023.
(v)	Incorporated by reference from Form 8-K filed with the SEC on March 24, 2023.
(x)	Incorporated by reference from Form S-1 filed with the SEC on March 14, 2023.
(y)	Incorporated by reference from Form S-1 filed with the SEC on March 28, 2023.
(z)	Incorporated by reference from Form 8-K filed with the SEC on April 12, 2023.
(aa)	Incorporated by reference from Form 8-K filed with the SEC on April 25, 2023.
(bb)	Incorporated by reference from Form 8-K filed with the SEC on June 1, 2023.
(cc)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2023.
(dd)	Incorporated by reference from Form 8-K filed with the SEC on June 30, 2023.
(ee)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on June 30, 2023.
(ff)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2023.
(gg)	Incorporated by reference from Form 8-K filed with the SEC on September 15, 2023.
(hh)	Incorporated by reference to the Company’s Form 8-K filed on September 27, 2023.
(ii)	Incorporated by reference to the Company’s Form S-1 filed on October 30, 2023.
(jj)	Incorporated by reference Form 8-K filed with the SEC on January 19, 2024.
(kk)	Incorporated by reference Form 8-K filed with the SEC on January 25, 2024.
(ll)	Incorporated by reference Form 8-K filed with the SEC on February 14, 2024.
(mm)	Incorporated by reference from Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 15, 2023.
(nn)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on December 5, 2023.
(oo)	Incorporated by reference Form 8-K filed with the SEC on March 1, 2024.

†	Certain portions of this exhibit were omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.
*	Furnished herewith.
#	Indicates a management contract or compensatory plan or arrangement.
+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLARITY THERAPEUTICS, INC.

By:	/s/ Thomas Jensen
Name:	Thomas Jensen
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Jensen	Chief Executive Officer and Director	March 7, 2024
Thomas Jensen	(Principal Executive Officer)

/s/ Joan Brown	Chief Financial Officer	March 7, 2024
Joan Brown	(Principal Financial and Accounting Officer)

/s/ Gerald McLaughlin	Chairman of the Board	March 7, 2024
Gerald McLaughlin

/s/ Joe Vazzano	Director	March 7, 2024
Joe Vazzano

/s/ Dr. Laura Benjamin	Director	March 7, 2024
Dr. Laura Benjamin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Allarity Therapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allarity Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, MA

March 7, 2024

ALLARITY THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and 2022
(U.S. dollars in thousands, except for share and per share data*)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$166	$2,029
Other current assets	209	1,559
Prepaid expenses	781	591
Tax credit receivable	815	789
Total current assets	1,971	4,968
Non-current assets:
Property, plant and equipment, net	20	21
Operating lease right of use assets	—	6
Intangible assets	9,871	9,549
Total assets	$11,862	$14,544
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$8,416	$6,251
Accrued liabilities	1,309	1,904
Warrant derivative liability	3,083	374
Income taxes payable	59	41
Convertible promissory note and accrued interest, net of debt discount	1,300	—
Secured promissory notes	—	2,644
Operating lease liabilities, current	—	8
Total current liabilities	14,167	11,222
Non-current liabilities:
Convertible promissory note and accrued interest, net of debt discount	—	1,083
Deferred tax	446	349
Total liabilities	14,613	12,654
Commitments and contingencies (Note 17)
Redeemable preferred stock (500,000 shares authorized)
Series A Preferred Stock $0.0001 par value (20,000 shares designated) shares issued and outstanding at December 31, 2023 and 2022, were 1,417 and 13,586, respectively (liquidation preference of $17.54 at December 31, 2023)	—	2,001
Series B Preferred Stock $0.0001 par value (200,000 shares designated); shares issued at December 31, 2023 and 2022, were 0 and 190,786, respectively (liquidation preference of $0 at December 31, 2023)	—	2
Series C Convertible Preferred stock $0.0001 par value (50,000 and 0 shares designated at December 31, 2023 and 2022, respectively); shares issued and outstanding at December 31, 2023 were 0	—	—
Total redeemable preferred stock	—	2,003
Stockholders’ (deficit) equity
Series A Preferred stock $0.0001 par value (20,000 shares designated) shares issued and outstanding at December 31, 2023 and 2022, were 1,417 and 13,586, respectively (liquidation preference of $17.54 at December 31, 2023)	1,742	—
Common Stock, $0.0001 par value (750,000,000 and 30,000,000 shares authorized, at December 31, 2023 and 2022, respectively); shares issued and outstanding at December 31, 2023 and 2022, were 5,886,934 and 11,356, respectively	—	—
Additional paid-in capital	90,369	83,158
Accumulated other comprehensive loss	(411)	(721)
Accumulated deficit	(94,451)	(82,550)
Total stockholders’ deficit	(2,751)	(113)
Total liabilities, preferred stock and stockholders’ (deficit) equity	$11,862	$14,544

*	All common share data has been retroactively adjusted to effect reverse stock splits in 2023 (see Notes 1 and 10.)

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the years ended December 31, 2023 and 2022
(U.S. dollars in thousands, except for share and per share data*)

	2023	2022
Operating expenses:
Research and development	$7,103	$6,930
Impairment of intangible assets	—	17,571
General and administrative	10,026	9,962
Total operating expenses	17,129	34,463
Loss from operations	(17,129)	(34,463)
Other income (expenses)
Income from the sale of IP	—	1,780
Interest income	22	30
Interest expenses	(498)	(223)
Loss on investment	—	(115)
Foreign exchange gains (losses)	133	(913)
Fair value of inducement warrants	(4,189)	—
Loss on modification of warrants	(591)	—
Change in fair value adjustment of warrant derivative liabilities	10,434	17,125
Penalty on Series A Preferred stock liability	—	(800)
Net other income, net	5,311	16,884
Net loss before tax recovery (expense)	(11,818)	(17,579)
Deferred income tax (expense) benefit	(83)	1,521
Net loss	(11,901)	(16,058)
Cash payable on converted Series A Preferred Stock	—	(3,421)
Deemed dividends on Series A Preferred Stock	(8,392)	—
Deemed dividend of on Series C Preferred Stock	(123)	(1,572)
Net loss attributable to common stockholders	$(20,416)	$(21,051)

Basic and diluted net loss per common stock	$(10.26)	$(3,093.42)
Weighted average number of common stock outstanding, basic and diluted	1,990,748	6,805
Other comprehensive loss, net of tax:
Net loss	$(11,901)	$(16,058)
Change in cumulative translation adjustment	310	(121)
Comprehensive loss attributable to common stockholders	$(11,591)	$(16,179)

*	All common share data has been retroactively adjusted to effect reverse stock splits in 2023 (see Notes 1 and 10.)

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2023 and 2022
(U.S. dollars in thousands, except for share data*)

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2021 carried forward	19,800	$632	—	$—	5,783	$1	$85,243	$(600)	$(66,492)	$18,152
Conversion of Series A Preferred Stock into common stock, net	(6,214)	(203	—	—	5,573	1	202	—	—	203
Floor price liability			—	—	—	—	(3,421)	—	—	(3,421)
Reclassification of derivative liabilities related to converted preferred stock	—	—	—	—	—	—	954	—	—	954
Deemed dividend of 8% on preferred stock		1,572	—	—	—	—	(1,572)	—	—	(1,572)
Series B preferred stock dividend	—	—	190,786	2	—	—	(2)	—	—	(2)
Stock based compensation	—	—	—	—	—	—	1,752	—	—	1,752
Cumulative translation adjustment	—	—	—	—	—	—	—	(121)	—	(121)
Net loss	—	—	—	—	—	—	—	—	(16,058)	(16,058)
Balance, December 31, 2022	13,586	$2,001	190,786	$2	11,356	$2	$83,158	$(721)	$(82,550)	$(113)

*	All common share data has been retroactively adjusted to effect reverse stock splits in 2023 (see Notes 1 and 10.)

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2023 and 2022
(U.S. dollars in thousands, except for share data*)

	Series A Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Value	Number	Value	Number	Value	Number	Value	Number	Value	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2022	13,586	$2,001	190,786	$2	—	$—	—	—	11,356	$—	$83,158	$(721)	$(82,550)	$(113)
Issuance of Series C Convertible Preferred Stock, net	—	—	—	—	50,000	1,160	—	—	—	—	—	—	—	—
Deemed dividend of 5% and accretion of Series C Convertible Preferred Stock to redemption value	—	—	—	—	—	164	—	—	—	—	(164)	—	—	(164)
Round up of common shares issued as a result of 1-for-35 and 1-for-40 reverse stock splits	—	—	—	—	—	—	—	—	351	—	—	—	—	—
Conversion of Series A Preferred Stock into common stock, net	(9,347)	(1,377)	—	—	—	—	(2,705)	(2,522)	241,893	—	3,899	—	—	1,377
Redemption of Series B Preferred Stock	—	—	(190,786)	(2)	—	—	—	—	—	—	2	—	—	2
Issuance of common stock, net, April 2023 Financing	—	—	—	—	—	—	—	—	250,000	—	6,815	—	—	6,815
Fair value of April Warrants allocated to liabilities, net of financing costs	—	—	—	—	—	—	—	—	—	—	(3,772)	—	—	(3,772)
Deemed dividends on Series C Preferred Stock	—	—	—	—	—	123	—	—	—	—	(123)	—	—	(123)
Elimination of Series A redemption rights	(4,239)	(624)	—	—			4,239	3,952	—	—	(3,328)	—	—	624
Issuance of Series A Preferred Stock as repayment of debt	—	—	—	—	—	—	486	453	—	—	—	—	—	453
Deemed dividend on redemption of Series A Preferred Stock and cancellation of debt in conjunction with April 2023 financing	—	—	—	—	—	—	(1,550)	(1,445)	—	—	(207)	—	—	(1,652)
Deemed dividend on exchange of Series C Preferred stock for Series A Preferred stock	—	—	—	—	(50,000)	(1,447)	5,577	5,199	—	—	(3,752)	—	—	1,447
Deemed dividend on July 10, 2023 modification of Series A Preferred stock	—	—	—	—	—	—	—	206	—	—	(206)	—	—	—
Issuance of common stock, net July 2023 financing	—	—	—	—	—	—	—	—	2,444,445	—	10,080	—	—	10,080
Fair value of July Warrants allocated to liabilities, net of financing costs	—	—	—	—	—	—	—	—		—	(6,254)	—	—	(6,254)
Deemed dividend on redemption of Series A Preferred Stock in conjunction with July 2023 financing			—	—	—	—	(4,630)	(4,474)	—	—	(526)	—	—	(5,000)
September 2023 warrants exercised on inducement, net	—	—	—	—	—	—	—	—	2,438,889	—	2,962	—	—	2,962
Reclassification of derivative liabilities related to September 2023 warrants exercised	—	—	—	—	—	—	—	—	—	—	1,056	—	—	1,056
Cashless exercise of Exchange Warrants	—	—	—	—	—	—	—	—	500,000	—	1,031	—	—	1,031
Deemed dividend on September 2023 modification of Series A Preferred shares	—	—	—	—	—	—	—	373	—	—	(373)	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	71	—	—	71
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	310	—	310
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,901)	(11,901)
Balance, December 31, 2023	—	$—	—	$—	—	$—	1,417	$1,742	5,886,934	$—	$90,369	$(411)	$(94,451)	$(2,751)

*	All common share data has been retroactively adjusted to effect reverse stock splits in 2023 (see Notes 1 and 10.)

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023 and 2022

(U.S. dollars in thousands*)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,901)	$(16,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from the sale of IP	—	(1,780)
Depreciation and amortization	37	60
Intangible asset impairment	—	17,571
Stock-based compensation	(71)	1,752
Unrealized foreign exchange (gain) loss	(179)	450
Non-cash interest expense	464	138
Non-cash finance expense	1,110	—
Fair value of inducement warrants	4,189	—
Loss on modification of warrants	591	—
Loss on investment	—	115
Change in fair value of warrant derivative liabilities	(10,434)	(17,125)
Deferred income taxes	97	(1,612)
Changes in operating assets and liabilities:
Other current assets	1,350	(1,077)
Tax credit receivable	(26)	—
Prepaid expenses	(190)	(618)
Accounts payable	2,165	6,207
Accrued liabilities	43	(4,722)
Income taxes payable	18	(19)
Operating lease liability	(8)	(99)
Net cash used in operating activities	(12,745)	(16,817)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of IP	—	809
Purchase of property and equipment	—	(18)
Net cash provided by investing activities	—	791
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Series C Convertible Preferred Stock issuance, net	1,160	—
Proceeds from 3i promissory notes	1,050	1,000
Repayment of 3i debt	(3,699)	—
Net proceeds from common stock and pre-funded warrant issuance	16,895	—
Net proceeds from warrants exercised in conjunction with price & warrant inducement	2,243	—
Redemption of Series A Preferred Stock	(6,652)	—
Redemption of Series B Preferred Stock	(2)	—
Cash paid in connection with conversion of Series A Preferred Stock	—	(1,511)
Penalty on Series A Preferred Stock liability	—	(800)
Net cash provided by (used in) financing activities	10,995	(1,311)
Net decrease in cash	(1,750)	(17,337)
Effect of exchange rate changes on cash	(113)	(189)
Cash, beginning of year	2,029	19,555
Cash, end of year	$166	$2,029

*	All common share data has been retroactively adjusted to effect reverse stock splits in 2023 (see Notes 1 and 10.)

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
For the years ended December 31, 2023 and 2022
(U.S. dollars in thousands)

	2023	2022
Supplemental disclosure of cash flow information
Cash paid for income taxes	$6	$12
Cash paid for interest	$34	$85
Supplemental disclosure of non-cash investing and financing activities:
Offset of payable against receivable from sale of IP	$—	$971
Conversion of Series A Redeemable Preferred Stock to equity	$3,899	$1,157
Issuance of Series A Preferred Stock in Exchange for Series C Preferred Stock	$5,199	$—
Issuance of Series A Preferred Stock to extinguish 3i Promissory Note	$453	$—
Redemption of Series A Preferred Stock as repayment of debt	$1,445	—
Deemed dividends on Series A Preferred Stock	$8,392	$1,572
Deemed dividend on Series C Convertible Preferred Stock, and accretion of Series C Preferred Stock to redemption value	$123	—
Cashless exercise of 3i LP Exchange Warrants in exchange for common stock	$1,031	$—
Deemed dividend on redemption of Series B Preferred Stock	$—	$2
Conversion of floor price liability to convertible debt	$—	$1,667
Reclassification of derivative liabilities related to converted Preferred Stock	$—	$954

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

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

On June 28 and March 24, 2023, the Company effected a 1-for-40 reverse stock split and a 1-for-35 reverse stock split, respectively, of the shares of common stock of the Company (collectively, the “Reverse Stock Splits”). All historical share and per share amounts reflected throughout the financial statements (as defined below in 1(b) and these notes to the financial statements have been adjusted to reflect both of the Reverse Stock Splits. See Note 10(a).

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

The Company has incurred significant losses and has an accumulated deficit of $94.5 million as of December 31, 2023. As of December 31, 2023, our cash deposits of $166 are insufficient to fund our current operating plan and planned capital expenditures for the next 12 months. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.

1. Organization, Principal Activities, and Basis of Presentation (cont.)

Management’s plans to mitigate the conditions or events that raise substantial doubt include additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources.

Considering the Company’s cash position as of March 7, 2024, the Company does not have sufficient funds for its current operations and planned capital expenditures. As discussed above the Company intends to seek capital through the sale of its securities or other sources. There are no assurances, however, that the Company will be successful in raising additional working capital, or if it is able to raise additional working capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter other such arrangements if and when needed would have a negative impact on its business, results of operations and financial condition and its ability to develop its product candidates.

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

(d) Emerging Growth Companies

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

2. Summary of Significant Accounting Policies (cont.)

(b) Organization and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Name	Country of Incorporation
Allarity Acquisition Subsidiary Inc.	United States
Allarity Therapeutics Europe ApS (formerly Oncology Venture Product Development ApS)	Denmark
Allarity Therapeutics Denmark ApS (formerly OV-SPV2 ApS)	Denmark
MPI Inc.*	United States
OV US Inc.**	United States

*	In the process of being dissolved because inactive.
**	OV US Inc. was dissolved effective November 15, 2023.

All intercompany transactions and balances, including unrealized profits from intercompany sales, have been eliminated upon consolidation.

(c) Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of the Series A preferred shares, warrants, 3i Exchange Warrants, convertible debt, and the accrual for research and development expenses, fair values of acquired intangible assets and impairment review of those assets, share based compensation expense, and income tax uncertainties and valuation allowances. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed considering reasonable changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known and if material, their effects are disclosed in the notes to the consolidated financial statements. Actual results could differ from those estimates or assumptions.

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

Adjustments that arise from exchange rate translations are included in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss as incurred. The Company recorded a foreign exchange translation gain (loss) of $309 and ($121), included in accumulated other comprehensive loss for the years ended December 31, 2023 and 2022, respectively.

2. Summary of Significant Accounting Policies (cont.)

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

(f) Cash

Cash consists primarily of highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company had no cash equivalents or restricted cash on December 31, 2023 and 2022.

(g) Property, plant and equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated Useful Economic Life
Laboratory equipment	5 years
Furniture and office equipment	3 years

Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. As of December 31, 2023 and 2022, there have been no significant asset retirements to date. Expenditures for repairs and maintenance that do not improve or extend the lives of the respective assets are charged to expense as incurred.

(h) Impairment of long-lived assets

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

(i) Acquired patents

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

2. Summary of Significant Accounting Policies (cont.)

(j) Acquired in-process research and development (IPR&D)

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

Once brought into use, intangible assets are amortized over their estimated useful economic lives using the economic consumption method if anticipated future revenues can be reasonably estimated. The straight-line method is used when revenues cannot be reasonably estimated. In the years ended December 31, 2023 and 2022, the Company has recorded impairment losses of $0 and $17,571 respectively on its intangible assets.

(k) Fair value measurements of financial instruments

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

2. Summary of Significant Accounting Policies (cont.)

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

(l) Segment and geographic information

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

(m) Research contract costs and accruals

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

(n) Research and development incentives and receivable

Denmark Tax Incentives

Denmark allows loss making companies the opportunity to apply for a payment equal to the tax value (22%) of negative taxable income related to R&D costs. The negative taxable income is calculated on the total negative income of the companies participating in the joint taxation. Tax payment according to this rule cannot exceed an amount of DKK 5.5 million, corresponding to a tax loss relating to R&D expenditure of DKK 25 million. The tax credit is recorded as tax receivable and other income within research and development expenses. In the years ended December 31, 2023 and 2022, the Company recorded $800 and $711 in tax credits, respectively, thereby reducing research and development expenses.

2. Summary of Significant Accounting Policies (cont.)

European Agency Grants

The Company, through its subsidiaries in Denmark, from time-to-time receives reimbursements of certain research and development expenditures as part of a European agency’s research and development cost relief program. Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive program described above. At each period end, management estimates the reimbursement available to the Company based on available information at the time. The Company records these research and development expense reimbursements as a reduction to research and development expenses in the consolidated statements of operations and comprehensive loss, as the research and development cost reimbursements are not dependent on the Company generating future taxable income, the Company’s ongoing tax status, or tax position. The Company recognizes a receivable for the research and development incentives when the relevant expenditure has been incurred, the associated conditions have been satisfied and there is reasonable assurance that the reimbursement will be received. During the years ended December 31, 2023 and 2022, the Company has not received or recorded government grants receivable.

(o) Convertible debt instruments

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

(p) Warrants

When the Company issues warrants it evaluates the proper balance sheet classification to determine classification as either equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (“ASC 815-40”), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability, which is carried on the Consolidated Balance Sheet at fair value with any changes in its fair value recognized immediately in the Consolidated Statement of Operations and Comprehensive Loss. As of December 31, 2023 and 2022, the Company had warrants outstanding for share-based compensation that were classified as equity, and outstanding investor warrants that were classified as derivative liabilities and classified as “Warrant liabilities” in the Consolidated Balance Sheets.

2. Summary of Significant Accounting Policies (cont.)

(q) Derivative financial instruments

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

(s) Share-based compensation

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

The fair value of stock options (“options”) on the grant date is estimated using the Black-Scholes option-pricing model using the single-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock, to determine the fair value of the award. The Company applies the Black-Scholes model as it believes it is the most appropriate fair value method for all option awards. The Black-Scholes model requires several assumptions, of which the most significant are the share price, expected volatility and the expected award term.

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

2. Summary of Significant Accounting Policies (cont.)

(t) Accumulated other comprehensive loss

Accumulated other comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive loss in the Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2023 and 2022, the Company’s other comprehensive loss was comprised of currency translation adjustments and fair value adjustments attributable to instrument specific credit risk.

(u) Contingencies

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

(v) Income taxes

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

(w) Computation of loss per share

Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. The Company adjusts net loss to arrive at the net loss attributable to common stockholders to reflect the amount of dividends accumulated during the period on the Company’s redeemable convertible preferred stock, if any. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants and the if-converted method is used to determine the dilutive effect of the Company’s redeemable convertible preferred stock and Convertible Notes. For the years ended December 31, 2023 and 2022, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options, shares of redeemable convertible preferred stock, and warrants were excluded from the calculation of diluted loss per share. Under the if-converted method, convertible instruments that are in the money, are assumed to have been converted as of the beginning of the period or when issued, if later.

2. Summary of Significant Accounting Policies (cont.)

(x) Recently issued accounting pronouncements

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

3. Other Current Assets

The Company’s other current assets are comprised of the following:

	December 31,
	2023	2022
Deposits	$56	$51
Salary deposit	22	85
Value added tax (“VAT”) receivable	131	82
Deferred consulting costs	—	81
Deferred Directors & Officers insurance expense	—	1,260
	$209	$1,559

4. Intangible assets

Intangible assets, impairment charges and adjustments are summarized as follows:

	IPR&D Assets
	December 31,
	2023	2022
Opening balance	$9,549	$28,135
Impairment recognized during the period	—	(17,571)
Foreign translation adjustment	322	(1,015)
Ending balance	$9,871	$9,549

As of the year ended December 31, 2023, because of continuing downward pressure on the Company’s common stock, we performed an impairment assessment and determined that no further impairment of our intangible assets is required as of December 31, 2023.

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

The Company’s IPR&D assets have been classified as indefinite-lived intangible assets. Our individual material development project in progress, Stenoparib, is recorded at $9,871 and $9,549 on December 31, 2023 and 2022, respectively.

5. Accrued liabilities

The Company’s accrued liabilities are comprised of the following:

	December 31,
	2023	2022
Development cost liability	$114	$964
Accrued interest on milestone liabilities	101	—
Payroll accruals	398	221
Accrued Board member fees	60	91
Accrued consulting fees	150	—
Accrued audit and legal	425	239
Other	61	389
	$1,309	$1,904

6. Convertible promissory note and accrued interest, net

On April 12, 2022, Allarity Denmark re-issued a Convertible Promissory Note (the “Promissory Note”) to Novartis Pharma AG, a company organized under the laws of Switzerland (“Novartis,” and together with Allarity Therapeutics Europe ApS (“Allarity Europe”), the “License Parties”) in the principal amount of $1,000. The Promissory Note was re-issued pursuant to the First Amendment to License Agreement, with an effective date of March 30, 2022 (the “First Amendment”), entered into by and between the License Parties, which amended the License Agreement dated April 6, 2018 (the “Original Agreement”) previously entered into by the License Parties relating to the Compound (as defined in the Original Agreement). The First Amendment amends and restates Section 11.7 of the Original Agreement to add the revised Note to the list of enforceable claims in the second paragraph of Section 11.7 making the revised Note enforceable under New York law as a legal obligation of Allarity Denmark ApS (formerly OV-SPV2 ApS). All other provisions of the Original Agreement and Promissory Note were unchanged and remain in full force and effect. The Promissory Note pays simple interest on the outstanding principal amount from the date until payment in full, which interest shall be payable at the rate of 5% per annum. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. Due to the Company’s inability to meet its milestone payment commitments to Novartis, effective January 26, 2024, the Company has received a Termination Notice of all agreements with Novartis resulting in the promissory note and accrued interest in the amount of $300 becoming immediately due and payable. Accordingly, $1.3 million has been recorded as a current liability as of December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company recorded $217 and $104, respectively, to interest expense and increased the convertible promissory note liability by the same amount. The roll forward of the Promissory Note as of December 31, 2023 and 2022, is as follows:

	December 31, 2023	December 31, 2022
Convertible promissory note	$1,083	$1,000
Less debt discount, opening	(232)	(215)
Plus, accretion of debt discount, interest expense	51	53
Convertible promissory note, net of discount	889	838
Interest accretion, opening	245	194
Interest accrual, expense	166	51
Convertible promissory note – net, ending balance	$1,300	$1,083

7. Secured Promissory Notes

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

On June 29, 2023, the Company entered into a Secured Note Purchase Agreement with 3i, (the “June 2023 Purchase Agreement”), pursuant to which, on June 30, 2023, 3i purchased a secured promissory note for a principal amount of $350 (the “June Note”). Such note matured on July 31, 2023, and carried an interest rate of 5% per annum, and is secured by all of the Company’s assets pursuant to that certain security agreement dated June 29, 2023 (the “Security Agreement”). As contemplated by the June 2023 Purchase Agreement, the Company filed the Second Certificate of Amendment with the Delaware Secretary of State on June 30, 2023. From the proceeds of the July Offering, on July 10, 2023, the Company redeemed the June Note for $351 in cash.

The roll forward of, the April Note and the June Note as of December 31, 2023 and 2022, is as follows:

	December 31, 2023	December 31, 2022
Secured promissory notes	$2,644	$2,667
Less debt discount, opening	—	(35)
Plus, accretion of debt discount, interest expense	—	2
Carrying value of the Notes	2,644	2,634
Interest accretion, opening	10	—
Interest accrual, expense	33	10
	$2,687	$2,644
Less: repayment April 10, 2023	(2,687)	—
Plus: June 2023 Promissory Note proceeds and interest	351	—
Less: July 10, 2023 repayment	(351)	—
Secured promissory note, ending balance	$—	$2,644

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

8. Preferred Stock (cont.)

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

On April 21, 2023, in connection with the transactions contemplated under the Exchange Agreement, the Company filed an Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock of the Company (the “Amended and Restated Series A COD”) with the Delaware Secretary of State. The Amended and Restated Series A COD eliminates the Series A Preferred Stock redemption right and dividend (except for certain exceptions as specified therein) and provides for the conversion of Series A Preferred Stock into Common Stock at a conversion price equal to the price for a share of Common Stock sold in the April Offering, $30.00 per share, and based on a stated value of $1,080 per share. As a result of the Amended and Restated Series A COD, the Company determined that the Series A Preferred Stock met the definition of equity and reclassified it from mezzanine equity.

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

The number of votes per each share of Series A Preferred Stock that may be voted by the Board shall be equal to the quotient of (x) the sum of (1) the original aggregated stated value of the Series A Preferred Stock when originally issued on December 20, 2021 (calculated based on the original stated value of $1,000 of the Series A Preferred Stock multiplied by 20,000 shares of Series A Preferred Stock) and (2) $1,200, which represents the purchase price of the Series C Preferred Stock when originally issued; divided by (y) the conversion price of $30.00. If the Board decides to cast the vote, it must vote all votes created by the Amended COD in the same manner and proportion as votes cast by the holders of Common Stock and Series A Preferred Stock, voting as single class. The Series A Preferred Stock voting rights granted to the holders thereof relating to the Reverse Stock Split Proposal and the Adjournment Proposal 2 expired automatically on July 31, 2023.

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

8. Preferred Stock (cont.)

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

In connection with the September 2023 Inducement Letter and the transactions contemplated therein, the Company and 3i, LP entered into a limited waiver agreement (the “Waiver”) pursuant to which 3i, LP agreed to allow the filing of the Resale Registration Statement not otherwise permitted under certain agreements with 3i, LP. In consideration of entering in the Waiver, the Company agreed to amend the “Conversion Price” of the Series A Convertible Preferred Stock to equal $1.00 as soon as practicable. On September 22, 2023, the Company filed the Fourth Certificate of Amendment to the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (“Fourth Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $1.00. Subsequent to December 31, 2023, the Series A Preferred Stock conversion price was reduced (see Note 18(c)).

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

8. Preferred Stock (cont.)

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

(c) 3i Warrants

Effective April 21, 2023, pursuant to the terms of an Exchange Agreement, the PIPE Warrant was exchanged for an Exchange Warrant representing a right to acquire 315,085 shares of Common Stock, exercisable at $30.00 per share. The number of shares exercisable under the Exchange Warrant and the exercise price was subsequently adjusted in July 2023 to the right to acquire 9,452,667 shares of Common Stock, exercisable at $1.00 per share.

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

Effective September 14, 2023, the date of the September Induced Warrant offering, the number of shares exercisable under the Exchange Warrant and the exercise price was adjusted to 9,452,667 shares of Common Stock and $1.00 per share, respectively. On December 5, 2023, 3i exercised 5,045,466 Exchange Warrants on a cashless basis in exchange for 500,000 common shares. As of December 31, 2023, there were 4,407,201 Exchange Warrants, exercisable at $1.00, outstanding. After December 31, 2023, the exercise price of the Exchange Warrants was reduced (see Note 18(c)).

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

8. Preferred Stock (cont.)

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

Deemed Dividends

In the year ended December 31, 2023, the Company, has recorded $8,392 in deemed dividends resulting from using the Black-Scholes model to determine the fair value the Company’s Series A Preferred shares as follows:

i.	$3,328 on the elimination of Series A redemption rights as of April 21, 2023,
ii.	$3,959 on the Exchange of 50,000 Series C Preferred Stock for 5,577 Series A Preferred Stock;
iii.	$206 on the July 10, 2023, modification of Series A Preferred Stock;
iv.	$526 on the redemption of Series A Preferred Stock; and
v.	$373 on the September 14, 2023 modification of Series A Preferred Stock.

As of the dates noted below, the Company used the Black-Scholes option pricing model to determine the fair values using the following inputs:

	Series A Preferred Shares September 14, 2023	Series A Preferred Shares July 10, 2023
Number of shares valued	1,417	6,047
Stock Price	$1.00	$3.40
Exercise price pre-modification	$4.50	$8.00
Exercise price post-modification	$1.00	$4.50
Risk fee rate	5.37%	5.28%
Dividend	0%	0%
Volatility	119%	140%

8. Preferred Stock (cont.)

During the year ended December 31, 2023, the Company used the Black-Scholes option pricing model to determine the fair values using the following inputs:

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

(f) Series A Preferred Stock Conversions

i.	Year ended December 31, 2023

During the year ended December 31, 2023, 3i exercised its option to convert 12,052 shares of Series A Preferred stock for 241,893 shares of common stock at the fair value of $3,899. From the proceeds of the July Offering, on July 10, 2023, the Company redeemed (i) 4,630 shares of Series A Preferred Stock held by 3i, for $5,000, and (ii) the 3i June Promissory Note (as defined below) for $351 in cash. As a result of the payment, the 3i June Promissory Note was paid in full on July 10, 2023. As of December 31, 2023, the Company had 1,417 shares of Series A Preferred Stock issued and outstanding. (See Note 18(b).)

ii.	Year ended December 31, 2022

During the year ended December 31, 2022, 3i exercised its option to convert 6,214 shares of Series A Preferred stock for 5,573 shares of common stock. As of December 31, 2022, we had 13,586 shares of Series A Preferred Stock issued and outstanding. The fair value of the derivative liability associated with the Series A Preferred Stock converted during the year ended December 31, 2022, as determined by Monte Carlo simulations, was $954.

Because the latest nine conversions in the period January 1, 2022, through December 9, 2022, were completed at less than the agreed floor price, we recorded a floor price liability and recognized a corresponding reduction of additional paid in capital, as follows:

i.	During the six months ended June 30, 2022, $1,511 (paid in cash prior to June 30, 2022);

ii.	During the three months ended September 30, 2022, $1,646 (see Note 9(b));

iii.	On December 9, 2022, we issued 86 shares of Common Stock to the Investor upon the conversion of 222 Conversion Shares and recorded a floor price liability of $264.

8. Preferred Stock (cont.)

Additionally, because the Company’s average daily dollar volume of stock trading was less than $2.5 million during a ten-day period in January 2022, the Company has recorded a one-time deemed dividend of 8% in the amount of $1,572 on preferred stock converted between February 1, 2022 and March 31, 2022 and the balance of Series A Preferred Stock outstanding as at March 31, 2022 as an increase to the value of the Series A Preferred Stock and a reduction of additional paid in capital. In addition, under the terms of the Registration Rights Agreement (“RRA”), during the year ended December 31, 2022, the Company has also paid 3i an additional $800 in Registration Delay Payments.

The accounting for the Series A Preferred Stock and 3i Exchange Warrants is illustrated in the table below:

	Consolidated Balance Sheets				Consolidated Statement of Operations & Comprehensive Loss
	3i Exchange Warrant liability	Series A Convertible Preferred Stock – Mezzanine Equity	Series A Preferred Stock	Additional paid-in capital	Fair value adjustment to derivative and warrant liabilities

Balances at December 31, 2022	$374	$2,001	$—	$(3,756)	$—
Conversion of 9,247 Series A Preferred Stock, net	—	(1,377)	(2,522)	3,909	—
Elimination of redemption rights on Series A Preferred stock; deemed dividend of $3,328	—	(624)	3,952	(3,328)	—
Redemption of 6,180 Series A Preferred Stock, deemed dividend of $526	—	—	(5,919)	(526)	—
Issuance of 486 Series A Preferred stock as repayment of $350 debt; $103 charged to interest expense	—	—	453	—	—
Exchange of 50,000 Series C Preferred Stock for 5,577 Series A Preferred Stock; deemed dividend of $3,959	—	—	5,199	(3,959)	—
Deemed dividend on July 10, 2023 modification	—	—	206	(206)	—
Deemed dividend on September 14, 2023 modification	—	—	373	(373)	—
Cashless redemption of 5,045,446 Exchange Warrants for 500,000 common shares	(1,031)	—	—	1,031	—
Fair value adjustment	1,477	—	—	—	(1,477)
Balances, December 31, 2023	$820	$—	$1,742	$(7,208)	$(1,477)

8. Preferred Stock (cont.)

The accounting for the Series A Preferred Stock and 3i Exchange Warrants is illustrated in the table below:

	Consolidated Balance Sheets				Consolidated Statement of Operations & Comprehensive Loss
	3i Exchange Warrant liability	Series A Convertible Preferred Stock – Mezzanine Equity	Series A Preferred Stock	Additional paid-in capital	Fair value adjustment to derivative and warrant liabilities

Balances at December 31, 2021	$11,273	$7,181	$632	$80	$—
Conversion of 6,214 shares of Series A Preferred stock into common stock	—	—	(203)	203	—
Reclassification of derivative liability relating to converted Series A Preferred Stock	—	(954)	—	954	—
Floor price adjustment on conversion of shares of Series A Preferred Stock	—	—	—	(3,421)	—
8% deemed dividend on Preferred Stock	—	—	1,572	(1,572)	—
Fair value adjustment	(10,899)	(6,227)	—	—	17,125
Balances, December 31, 2022	$374	$—	$2,001	$(3,756)	$17,125

*	Valuation of the Series A Preferred Derivative Liability is discussed in Note 9(b).

B.	Series C Convertible Preferred Stock

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

8. Preferred Stock (cont.)

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

The roll forward of the Series C Preferred Stock as of December 31, 2023, is as follows:

December 31, 2023
Opening balance at January 1, 2023	$—
Series C Preferred Stock, cash received	1,200
Less debt discount, opening	(40)
Plus, 5% dividend and accretion	286
1,446
Exchange of Series C Preferred stock for Series A Preferred stock	(1,446)
Series C Preferred Stock – net, ending balance	$—

9. Derivative Liabilities

(a) Continuity of Warrant Derivative Liabilities

The derivative liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value in the years ended December 31, 2023 and 2022, is presented in the following tables:

	Common Share Purchase Warrants	3i Exchange Warrants	3i Fund Series A Redemption Feature
		Issued December 20, 2021
Balance as of January 1, 2022	$—	$11,273	$7,181
Change in fair value	—	(10,899)	(6,227)
Amount transferred to Equity	—	—	(954)
Balance as of December 31, 2022	$—	$374	$—
Fair value per 3i Warrant / Series A Preferred share issuable at period end	$—	$6.48	$—
Balance as of January 1, 2023	$—	$374	$—
Issuance date fair value of April, July & September 2023 Common share purchase warrants	15,161	—	—
Modifications to fair value upon exercise	592	—	—
Fair value adjustments	(11,911)	1,477	—
Amount transferred to Equity	(1,579)	(1,031)	—
Balance as of December 31, 2023	$2,263	$820	$—
Fair value per Common warrant / 3i Warrant / Series A Preferred share issuable at period end	$0.44	$0.19	$—

(b) Series A Preferred Stock Conversion Feature – Valuation Inputs

The following inputs were used for the Series A Preferred Stock conversions recorded in the year ended December 31, 2022, and the fair value of the Series A Preferred derivative liability determined at September 30, 2022:

January 1, 2022 – September 30, 2022*
Initial exercise price	$9.05 - $9.91
Stock price on valuation date	$1.10 - $10.75
Risk-free rate	1.03% - 4.23%
Time to exercise (years)	2.22 - 2.96
Equity volatility	70% - 114%
Probability of volume failure	93% - 99%
Rounded 10-day average daily volume (in 1,000’s)	$297 - $873

*	The agreed conversion price adjustment (see Note 8(d) i.) resulted in the Series A Preferred liability value derivative being valued at zero at December 9, 2022. Consequently, there were no conversions subsequent to September 30, 2022, which impacted the Series A derivative liability.

(c) 3i Warrants – Valuation Inputs

On December 5, 2023, 3i converted 5,045,446 Exchange Warrants on a cashless basis for 500,000 shares of our Common Stock. Therefore, we utilized the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to estimate the fair value of the outstanding 9,452,667 Exchange Warrants immediately before 3i’s conversion to be approximately $1,931 as of December 5, 2023. Accordingly, we recorded a $2,015 reduction in the fair value of the 9,452,667 Exchange Warrants as a credit to change in fair value of warrants in our consolidated statement of comprehensive loss and $1,031, being the fair value of the 5,045,446 converted Exchange Warrants, was recorded as a credit to additional paid in capital.

9. Derivative Liabilities (cont.)

On December 31, 2023 and 2022, the Company utilized the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to estimate the fair value of the 3i Exchange Warrants to be approximately $820 and $374, respectively.

The 3i Exchange Warrants were valued at December 31, 2023, December 5, 2023, and December 31, 2022, using the following inputs:

	December 31, 2023	December 5, 2023	December 31, 2022
Exercise price	$1.00	$1.00	$9.91
Stock price on valuation date	$0.55	$0.58	$0.29
Risk-free rate	4.71%	4.92%	4.33%
Expected life of the Warrant to convert (years)	0.97	1.04	1.97
Rounded annual volatility	127%	123%	131%
Timing of liquidity event	Q1 - 2024	March 31, 2024	March 15, 2023
Expected probability of event	10%	10%	100%

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

10. Stockholders’ Equity (cont.)

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

(d) Common Share, Pre-Funded Warrant and Common Share Purchase Warrant issuances

In April 2023, the Company issued 71,734 shares of our Common Stock and 71,734 common stock purchase warrants, each exercisable for one share of Common Stock, at a combined public offering price of $30.00, and 178,267 pre-funded warrants, each exercisable for one share of Common Stock, and 178,267 common stock purchase warrants, each exercisable for one share of common stock only (the common stock purchase warrants sold in the public offing hereinafter referred to as the “April 2023 Common Warrants”) at a combined public offering price of $30.00 less the $0.001 for the pre-funded warrants, for aggregate gross proceeds of approximately $7.5 million, before deducting placement agents fees and offering expenses payable by the Company, or the April Offering. The Common Stock, pre-funded warrant and April 2023 Common Warrants were sold pursuant to a securities purchase agreement with the purchaser signatory thereto or pursuant to the prospectus which was part of an effective registration statement on Form S-1 filed with the SEC. The Common Stock, pre-funded warrants and April 2023 Common Warrants are immediately separable and were issued separately in the offering. As of June 30, 2023, all pre-funded warrants from the April Offering were exercised in exchange for 178,267 common shares.

In July 2023, the Company issued 357,223 shares of our Common Stock pre-funded warrants to purchase up to 2,087,222 shares of common stock (the “July Pre-Funded Warrants”), and common warrants to purchase up to 2,444,445 shares of Common Stock (the “2023 July Common Warrants”) at an effective combined purchase price of $4.50 per share and related common stock purchase warrants for aggregate gross proceeds of approximately $11 million, before deducting placement agent fees and offering expenses payable by the Company of approximately $920 on July 10, 2023 (“July Offering”). The securities in the July Offering were registered pursuant to the registration statement on Form S-1, as amended (File No. 333-272469). The purchase price of each July Pre-Funded Warrant and 2023 July Common Warrant was equal to $4.50 less the $0.001 per share exercise price of each Pre-Funded Warrant. Such securities were sold pursuant to a securities purchase agreement with the purchaser signatory thereto or pursuant to the prospectus which was part of an effective registration statement on Form S-1 filed with the SEC. As of September 30, 2023, all July Pre-Funded Warrants were exercised prior in exchange for 2,087,222 common shares.

10. Stockholders’ Equity (cont.)

In September 2023, the Company entered into an Inducement Letter dated September 14, 2023 (the “Inducement Letter”) with each of Armistice Capital Master Fund Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (“September Investors”) who were the holders of existing common stock purchase warrants issued (i) in the April Offering (the “April Warrants”) and (ii) in the July Offering (the “July Warrants” and together with the April Warrants, the “Existing Warrants”). Pursuant to the Inducement Letter, the September Investors agreed to exercise for cash their respective Existing Warrants to purchase an aggregate of up to 2,438,889 shares of the Company’s Common Stock (the “Existing Warrant Shares”), at a reduced exercise price of $1.00 per share, in consideration for the Company’s agreement to issue a new unregistered common stock purchase warrant to purchase up to a number of shares of Common Stock equal to 200% of the number of Existing Warrant Shares issued, or the Inducement Warrants, pursuant to each Existing Warrant exercise (the “Inducement Warrant Shares”), exercisable for 5 years and six months from the issue date, at an exercise price of $1.00, subject to adjustment. Upon execution of the Inducement Letter by each of the September Investors the Company issued the Inducement Warrants to the September Investors pursuant to a private placement (the “September Private Placement”). As of December 31, 2023, the Company received approximately $2,962 million, net of costs in exchange for the exercise of 2,438,889 Existing Warrants.

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

10. Stockholders’ Equity (cont.)

Management considered the September, July and April Common Warrants, which do not represent outstanding shares, and determined that they contain certain contingent redemption features, outside of the Company’s control and at the election of the Holder, which may require the Company to repurchase the September, July and April Common Warrants or Warrant Shares in exchange for cash (i.e., puttable) in an amount as defined in the Warrant Agreements. The Company concluded that the September, July, and April Common Warrants represent liabilities under ASC 480. Accordingly, the September, July and April Common Warrants have been initially recorded at their fair value of $4,189, $6,824, and $4,148 respectively using the Black-Scholes option pricing model and as a reduction of additional paid in capital. Additionally, the total July financing cost of $902 has been proportionately allocated to financing costs and additional paid in capital in the amounts of the amount of $571 and $349, respectively; and the total April financing cost of $679 has been proportionately allocated to the finance expense and additional paid in capital in the amounts of $376 and $303, respectively. The September financing cost of $198 has been allocated to a finance expense in general and administration costs.

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

On November 8, December 1, and December 5, 2023, a total of 373,000, 266,000 and 1,373,534 July warrants were exercised, respectively, and we used the Black-Scholes option pricing model to fair value the July warrants at $143, $124, and $233, respectively. On December 5, 2023, a total of 83,333 April warrants were exercised, and we used the Black-Scholes option pricing model to fair value the April warrants at $22. As of December 31, 2023, we used the Black-Scholes option pricing model to fair value the outstanding September, July, and April Common share purchase warrants of 4,877,778, 222,223, and 33,333, respectively, at $2,154, $95 and $14, respectively.

Inputs used in the above noted Black-Scholes valuation models for the April, July and September Common Warrants are as follows:

	December 5, 2023	December 1, 2023	November 8, 2023

Initial exercise price	$1.00	$1.00	$1.00
Stock price on valuation date	$0.58	$0.59	$0.50
Risk-free rate	4.14%	4.14%	4.14%
Term of Warrant (in years)	4.60	4.61	4.67
Rounded annual volatility	123%	122%	122%

	December 31, 2023	September 14, 2023	July 10, 2023	April 21, 2023

Initial exercise price	$1.00	$1.00 - $4.50	$4.50 - $34.00	$34.00
Stock price on valuation date	$0.55	$1.00	$3.40	$20.40
Risk-free rate	3.84%	4.32% - 4.35%	4.16% - 4.19%	3.70%
Term of Warrant (in years)	4.53 - 5.20	4.82	4.78 - 5.00	5.00
Rounded annual volatility	125%	127%	122% - 140%	126%

10. Stockholders’ Equity (cont.)

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

The Series B Preferred Stock shall rank senior to the Common Stock, but junior to the Series A Preferred stock, as to any distribution of assets upon a liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily.

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

iv. Share issuances

During the year ended December 31, 2023, the Company issued 241,893 shares of common stock valued at $3,899 upon the conversion of 9,347 shares of Series A Preferred Stock; 250,000 shares of Common Stock as a result of its April Public Offering of 71,733 shares of common stock and the exercise of 178,267 pre-funded warrants, described above in exchange for $6,815, net of costs; 2,444,445 shares of Common Stock, net of costs as a result of its July Public Offering of 357,223 shares of common stock and the exercise of 2,087,222 pre-funded warrants, described above in exchange for $10,080; 2,438,889 shares of Common Stock as a result of its September Inducement Letter, as described above in exchange for $2,962, net of costs, and 500,000 common shares as a result of a cashless exercise of 5,045,446 3i Exchange Warrants.

During the year ended December 31, 2022, the Company issued 5,573 common shares valued at $1,156 gross and ($2,265) net of the $3,421 floor price adjustments upon the conversion of 6,214 shares of Series A Preferred Stock.

11. Share-based payments

As of December 31, 2023 and 2022, the Company’s total issued and outstanding common shares were 5,886,934 and 11,356, respectively, with a par value of $0.0001. The shares are fully paid in. The shares are not divided into classes, and no shares enjoy special rights.

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

During the years ended December 31, 2023, and 2022, the total charge to profit or loss amounted to $71 and $1,752, respectively of which $47 and $1,156, respectively, are recognized as general and administrative expenses and $24 and $596, respectively, are recognized as research and development expenses. As of December 31, 2023, total unrecognized compensation cost relating to unvested options granted was $72 and is expected to be realized over a period of 1.75 years. The Company will issue shares upon exercise of options from shares reserved under our 2021 Plan.

The table below summarizes the number of options that were outstanding, their weighted average exercise price and contractual term as of December 31, 2023, as well as the movements during the period.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)

Balance on January 1, 2023	483	$9,174	4.14
Forfeited	(101)	13,996	—
Outstanding as of December 31, 2023	382	$7,876	3.16
Options exercisable at December 31, 2023	341	$5,320	3.18

A total of 101 options were forfeited and no options expired or were exercised in the year ended December 31, 2023. In the year ended December 31, 2022, 389 options were forfeited and none expired or were exercised. The intrinsic value of all stock options outstanding at December 31, 2023 and 2022, was $0. The weighted average exercise price for options outstanding at the end of 2023 is $7,876. The total fair value of options vested during the year ended December 31, 2023, was $845.

No options were granted in the year ended December 31, 2023. The weighted average grant date fair value per share of options granted in 2022 was $1.19. The estimate of the grant date fair value of each option issued is based on a Black-Scholes model. The assumptions used in our valuations for the year ended December 31, 2022, are summarized as follows:

Year ended December 31, 2022
Expected volatility	105.85% - 120.22%
Weighted average share price	$1.19
Expected life (in years)	5
Expected dividend yield	0%
Risk-free interest rate	3.05% - 4.09%

11. Share-based payments (cont.)

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

12. License and Development Agreements

(a) License Agreement with Novartis for Dovitinib

On January 26, 2024, we received a Termination Notice from Novartis due to a material breach of our license agreement. Accordingly, under the terms of the Agreement (i) we shall cease all development and commercialization activities with respect to all licensed products; (ii) all rights and licenses granted by Novartis to Allarity shall revert to Novartis; and all liabilities due to Novartis became immediately due and payable in the amount of $5,001 inclusive of interest which is continuing to accrue at 5% per annum. As of December 31, 2023, the liability is recorded as a current liability on our Consolidated Balance Sheets as follows: $3,600 in accounts payable, $1,300 convertible promissory note and accrued interest, net of discount, and $101 in accrued liabilities.

(b) License Agreement with Eisai Inc. for Stenoparib

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

On May 26, 2023, the Company and Eisai entered into a fourth amendment to the Exclusive License Agreement with an effective date of May 16, 2023, to postpone the extension payment, restructure the payment schedule and extend the deadline to complete enrollment in a further Phase 1b or Phase 2 Clinical Trial for the Stenoparib (the “Product”). The Company agreed to pay Eisai in periodic payments as follows: (i) $100 which has been paid; (ii) $50 within 10 days of execution of the fourth amendment which has been paid; (iii) $100 upon completion of a capital raise (paid on July 18, 2023); and (iv) $850 on or before March 1, 2024. As of the date of this filing, the Company is currently negotiating a fifth amendment to the extend the timeframe of periodic payments due.

12. License and Development Agreements (cont.)

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

We are obligated to pay royalties under the agreement on a country-by-country and product-by-product basis for a period that commences with the first commercial sale of a product until the later of (i) the expiration of the last to expire valid claim of any licensed patent covering such licensed product in such country; or, (ii) the expiration of regulatory-based exclusivity for such licensed product in such country or (iii) the 15 year anniversary of the date of first commercial sale of such licensed product in such country. However, the agreement may be terminated sooner without cause by us upon 120 days prior written notice, or upon written notice of a material breach of the agreement by Eisai that is not cured within 90 days (30 days for a payment default). Eisai also has the right to terminate the agreement upon written notice of a material breach of the agreement by us that is not cured within 90 days (30 days for a payment default) or if we file for bankruptcy. By an amendment effective as of August 3, 2021, and executed by Eisai on August 23, 2021, Eisai also has the right to terminate the agreement if we do not complete a Phase 2 clinical trial before December 31, 2022, unless we elect to pay a $1,000 extension payment (“Extension Payment”). Notwithstanding the foregoing, in the event we fail to enroll and dose at least 30 patients with the first dose of cancer drug in the ongoing Phase 2 Ovarian Cancer Clinical Trial by July 1, 2022, then the Extension Payment will be due and payable in fully by July 30, 2022. In addition, if we fail to achieve successful completion of first Phase 2 Clinical Trial prior to December 31, 2022, and do not elect to pay the Extension Payment then Eisai may terminate the agreement in its sole discretion pursuant to the terms of the amendment.

12. License and Development Agreements (cont.)

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

(c) Development, Option and License Agreement with R-Pharm for IXEMPRA®

On March 1, 2019, the Company entered into an option to in-license the rights to any and all therapeutic and/or diagnostic uses in humans for IXEMPRA® in the European Union (Great Britain but excluding Switzerland and Lichtenstein) (the “Territory”) from R-Pharm U.S. Operating, LLC (“R-Pharm”), pursuant to a Development, Option and License Agreement (the “Option”). By an amendment to the agreement dated August 4, 2022, for no consideration, the term of the option will expire on September 1, 2023, if not exercised by us before then. The agreement provides a right of extension, should we elect, for an additional $250. As of the date of this filing, we have not extended the option with R-Pharm.

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

12. License and Development Agreements (cont.)

LiPlaCis Support Agreement with Smerud, Chosa and LiPlasome

On March 28, 2022, concurrent with the entry into the Amended License Agreement, we entered into the LiPlaCis Support Agreement with Allarity Europe, Smerud, Chosa and LiPlasome (the “Support Agreement”). Pursuant to the terms of the Support Agreement, we agreed (i) to pay to LiPlasome a certain percentage of the Commercialization Proceeds received from Smerud by way of debt cancellation relating to prior work on LiPlaCis® by Smerud, which obligation was to be satisfied by the payment of $338 to LiPlasome upon execution of the Support Agreement, (ii) to equally share the milestone payments under the terms of the License Agreement, pursuant to which it was contemplated that upon the achievement of all the milestones, our pro rata share of the Milestone Payments would be up to $3.5 million, (iii) to amend and restate the Original License Agreement, and (iv) to terminate the 2020 Sublicense Agreement as contemplated by the parties pursuant to the terms of the Support Agreement.

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

A Letter Agreement between Chosa Oncology Ltd. (England), Chosa ApS (Denmark) (collectively “Chosa”), Smerud, and the Company, which references the following agreements:

Development costs

a.	The 2022 Amended and Restated License Agreement between LiPlasome Pharma Aps (Denmark) (“LiPlasome”), Chosa, and the Company’s subsidiary Allarity Therapeutics ApS, which amended the original February 15, 2016, LiPlasome License Agreement (as amended January 27, 2021), whereby Chosa replaced the Company as licensee of LiPlasome in exchange for Smerud’s cancellation of the Company’s $1,309 liability to Smerud and the Company’s agreement to pay $338 to LiPlasome. Consequently, in 2022, the Company recorded a balance due to LiPlasome of $338 in accrued liabilities (paid on April 1, 2022) and recorded other income of $971, which was recognized as a gain on sale of IP.

b.	The LiPlacis Support Agreement between Allarity Therapeutics Europe, Smerud, Chosa and LiPlasome. Terms of the Support Agreement provide that each of Smerud and the Company agreed that the 2022 Sublicense Agreement is terminated in its entirety.

12. License and Development Agreements (cont.)

(e) Oncoheroes

Effective January 2, 2022, the Company entered into an Exclusive License Agreement with Oncoheroes Biosciences Inc. (the “Oncoheroes Agreement”) to grant Oncoheroes an exclusive royalty-bearing global license to both dovitinib and stenoparib in pediatric cancers. Oncoheroes will take responsibility for pediatric cancer clinical development activities for both clinical-stage therapeutics. The Company will support Oncoheroes’ pediatric clinical trials by providing clinical-grade drug inventory at cost and by facilitating DRP® companion diagnostic screening of pediatric patients for each drug. Under the licenses, Oncoheroes will receive commercialization rights for pediatric cancers, subject to the Company’s first buy-back option for each program, and the Company will receive an upfront license fee and regulatory milestones for for stenoparib, as follows:

i.	A one-time upfront payment of $250 for stenoparib, within 5 business days after January 2, 2022 ($350 received as of April 4, 2022) and recorded in other income as a gain on sale of IP; and

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

Effective March 18, 2022, pursuant to clause (i) the inventory was recertified with a longer shelf life and as of March 31, 2022, we received $459 which was recorded in other income as a gain on sale of IP.

13. Tax

The reconciliation of the statutory rate to the effective tax rate is as follows:

Reconciliation of effective tax rate:	2023	2022
Tax computed on the loss before tax at a tax rate of 21.0% for the years ended December 31, 2023 and 2022	$(2,482)	$(3,692)
Foreign rate differential	(73)	(260)
Non-deductible expenses, other	—	1
Tax value of derivative warrants	(1,187)	(3,597)
Special tax deduction on research and development expenses	(559)	(754)
Loss offset to research and development incentive	798	609
Other adjustments	17	(1)
Adjustment of tax concerning previous years	45	(871)
Change in valuation allowance	3,524	7,044
Effective tax rate	$83	$(1,521)

The components of net loss before income taxes were as follows:

	Year ended December 31,
	2023	2022
Denmark	$(6,234)	$(25,336)
Sweden	—	(3)
United States	(5,584)	7,760
	$(11,818)	$(17,579)

The components of the provision for income taxes from operations were as follows:

	Year ended December 31,
	2023	2022
Current:
Denmark	$—	$—
Sweden	—	—
United States	—	—
Total	—	—
Deferred:
Denmark	83	(1,521)
Sweden	—	—
United States	—	—
Total	83	(1,521)
	$83	$(1,521)

13. Tax (cont.)

Deferred tax comprises:	2023	2022
Property, plant and equipment	$(25)	$20
Intangible assets	(1,405)	(1,160)
Stock compensation	790	1,152
Other accruals	16	(44)
Net operating losses	16,952	12,981
Total deferred tax	16,328	12,949
Valuation allowance	(16,774)	(13,298)
Net deferred tax liabilities	$(446)	$(349)

Tax on profit/loss for the year:	2023	2022
Current income tax (benefit) expense	$—	$—
Change in deferred tax	83	(1,521)
Adjustment of tax concerning previous years	—	—
Tax (benefit) expense	$83	$(1,521)

Tax losses carried forward of approximately $78.1 million can be carried forward indefinitely. Deferred tax has been provided corresponding to the statutory tax rate applied.

The statute of limitations for re-assessment of tax returns in Denmark is three years and five years for transfer pricing. As of December 31, 2023, the tax years that remain subject to examination by the major tax jurisdictions, under the statute of limitations, are from the year ended December 31, 2018, forward. The Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

14. Related parties

During the years ended December 31, 2023 and 2022, a Director of the Company was paid $127 and $269, respectively, in fees as a consultant.

15. Basic and diluted net loss per share

Basic and diluted net loss per share attributable to common shareholders was as follows:

	Years Ended December 31,
	2023	2022
Numerator:
Net loss attributable to common shareholders	$(20,416)	$(21,051)
Denominator:
Weighted average common shares outstanding – basic and diluted	1,990,748	6,805
Net loss per share attributable to common shareholders – basic and diluted	$(10.26)	$(3,093.42)

15. Basic and diluted net loss per share (cont.)

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

	As of December 31,
	2023	2022
Warrants and stock options	9,540,951	2,695,907
Series A Convertible Preferred stock	1,530,360	7,406,057
Convertible debt*	—	9,071,430
	11,071,311	19,173,394

*	Estimated based on $2,667 at $0.1825 per share.

16. Financial Instruments

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of December 31, 2023, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$(2,263)	$(2,263)
Derivative warrant liability	—	—	(820)	(820)
	$—	$—	$(3,083)	$(3,083)

	Fair Value Measurements as of December 31, 2022, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liability	$—	$—	$(374)	$(374)
	$—	$—	$(374)	$(374)

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

16. Financial Instruments (cont.)

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the date the actual event or change in circumstances that caused the transfer occurs. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers between level 1 or level 2 during the years ended December 31, 2023, or 2022.

During the years ended December 31, 2023, and 2022, the Company utilized the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to measure the fair value of the 3i Exchange Warrant derivative liability at $820 and $374, respectively. All changes in fair value were recorded in the Consolidated Statements of Operation and Comprehensive Loss during the corresponding period. Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the years ended December 31, 2023, and 2022, the Company’s stock price decreased from its initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

17. Commitments and Contingencies

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

17. Commitments and Contingencies (cont.)

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

18. Subsequent Events

(a) 3i LP Securities Purchase Agreement

On January 18th, 2024, we entered into a Securities Purchase Agreement with 3i, pursuant to which we issued and sold 3i a senior convertible promissory notes in an aggregate principal amount of $440 due on January 18, 2025 (the “First Note”, and together with the Purchase Agreement, the “Transaction Documents”) for an aggregate purchase price of $400, representing an approximate 10% original issue discount (the “Transaction”). We agreed to use the net proceeds from the sale of the Note for accounts payable and working capital purposes. Unless the Transaction Documents state otherwise, we may not prepay any portion of the principal amount of the Note without the Purchaser’s prior written consent.

On February 13, 2024 (the “Second Closing”), the Parties entered into a Limited Waiver Agreement (the “Waiver Agreement”) and agreed that the Second Closing can be consummated prior to the 30th calendar day following January 18, 2024. The Parties further waive any rights or remedies that they may have under Section 2.3 of the Purchase Agreement, solely in connection with the Second Closing, including any rights of termination, defaults, amendment, acceleration or cancellation that be triggered under the Purchase Agreement solely as a result of accelerating the Second Closing. As of the Second Closing, we issued and sold to the Purchaser a senior convertible promissory note in an aggregate principal amount of $440 (the “Principal Amount”) due on February 13, 2025 (the “Second Note,” and together with the First Note dated January 18, 2024, and Purchase Agreement, the “Transaction Documents”) for an aggregate purchase price of $400, representing an approximately 10% original issue discount (the “Transaction”). We agreed to use the net proceeds from the sale of the Second Note for accounts payable and working capital purposes. Unless the Transaction Documents state otherwise, we may not prepay any portion of the principal amount of the Second Note without the Purchaser’s prior written consent.

Subject to the satisfaction (or express waiver) of the conditions set forth in the Purchase Agreement, the Purchaser shall also have the right to require us to consummate one or more additional closings of up to an additional $600 of notes in the aggregate.

18. Subsequent Events (cont.)

Interest

We agreed to pay interest to 3i on the aggregate unconverted and then outstanding principal amount of the First and Second Notes at the rate of 8% per annum. The first interest payment on the First Note is due on February 1, 2024, and has been deferred to March 1, 2024, with subsequent payments on the 1st of each month, starting from March 1, 2024, until the First Note is fully redeemed. The first interest payment on the Second Note is due on March 1, 2024, with subsequent payments on the 1st of each month, starting from April 1, 2024, until the Second Note is fully redeemed. The interest on each of the First and Second Notes is payable in cash or, at the Purchaser’s option, in shares of our common stock, par value $0.0001 (the “Common Stock”), at the 90% of the lowest VWAP during the previous ten trading days that is immediately prior to the interest payment dates. Under the terms of the Note, 3i has the exclusive right to choose whether to receive interest payments in cash or as shares of our Common Stock.

Conversion of the First and Second Notes

From the First Closing Date until the First Note is fully paid off, it can be converted, partially or entirely, into Common Stock at 3i’s discretion (subject to limits specified in the Note). We have committed to keeping enough of our authorized but unissued shares of Common Stock available exclusively for conversion of the Note. The set conversion price is $0.4476 per share. The number of shares to be issued upon conversion of the Note will be calculated by dividing the outstanding principal amount of the Note to be converted by $0.4476.

From the Second Closing until the Second Note is fully paid off, it can be converted, partially or entirely, into Common Stock at the Purchaser’s discretion (subject to limits specified in the Second Note). We have committed to keeping enough of our authorized but unissued shares of Common Stock available exclusively for conversion of the Second Note. The set conversion price is $0.405 per share. The number of shares to be issued upon conversion of the Second Note will be calculated by dividing the outstanding principal amount of the Second Note to be converted by $0.405.

3i’s ownership percentage of our Common Stock is limited to no more than 4.99%, as determined according to Section 13(d) of the Securities Exchange Act of 1934, as amended, and its accompanying rules. Additionally, we cannot issue shares of our Common Stock in relation to the Transaction, including shares due upon the First and Second Note conversion or otherwise, that exceed 19.99% of our total outstanding shares of Common Stock, unless otherwise permitted by the Transaction documents.

Redemption

Subject to the provisions of the First and Second Notes, if, at any time while the First and Second Notes are outstanding, we engage in one or more subsequent financings, 3i may require us to first use up to 100% of the gross proceeds of such financing to redeem all or a portion of the First and Second Notes. However, if we raise capital in an ATM offering, 3i may request up to 20% of the proceeds to redeem the Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at the stated value.

Events of Default

The First and Second Notes include customary event of default provisions and provide for a mandatory default provision. Upon the occurrence of an event of default, the Purchaser may require us to pay in cash the “Mandatory Default Amount” which is defined in the Note to mean the sum of (a) the greater of (i) the outstanding principal amount of the First and Second Note, plus all accrued and unpaid interest hereon, divided by the lesser of (i) 0.4476 in the case of the First Note and $0.405 in the case of the Second Note, or (ii) 85% of the average of the three lowest VWAPs during the 10 trading days ending on the trading day that is immediately prior to the applicable date the Mandatory Default Amount is either (A) demanded or otherwise due or (B) paid in full, whichever has a lower conversion price, multiplied by the highest closing price for our shares of Common Stock on the trading market during the period beginning on the date of first occurrence of the event of default and ending on the date the Mandatory Default Amount is paid in full, or (ii) 130% of the sum of the outstanding principal amount of the First and Second Note, plus accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the First and Second Note.

18. Subsequent Events (cont.)

Negative Covenants

While any part of the First and Second Notes are outstanding, without prior written consent from the Purchaser and holders of at least 50.01% of the outstanding Second Note, we are restricted from (i) incurring any debt exceeding $250 in total; (ii) creating any liens on their property, except for permitted ones; (iii) making amendments to their charter documents that adversely affect the Purchaser’s rights; (iv) repurchasing our Common Stock or equivalents, except under specific conditions related to conversion shares under the Second Note and equity incentives for departing officers and directors, capped at $50 in total; (v) repurchasing or acquiring any indebtedness other than the First and Second Note, unless it is done pro-rata; (vi) paying cash dividends or distributions on their equity securities; (vii) engaging in transactions with any affiliates or related parties, unless permitted by the Purchase Agreement; and (viii) entering into agreements related to the above restrictions.

Registration Rights

We agreed to register with the Securities and Exchange Commission the resale of our shares of the Common Stock issuable upon conversion of the First and Second Note pursuant to the Purchase Agreement. We agreed to reimburse the Purchaser of reasonable attorneys’ fees and expenses incurred by the Purchaser for significant work in connection with the First and Second Closing. The Purchase Agreement also provides for indemnification of the Purchaser if it incurs losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to, among other things, a breach by us of any of our representations, warranties or covenants under the Purchase Agreement.

(b) Series A Preferred Stock Conversions

On February 8, 2024, pursuant to the exercise of conversion by the 3i, we issued 291,958 shares of Common Stock to 3i upon the conversion of 121 shares of Series A Preferred Stock based on a conversion price of $0.4476. No proceeds were received by the Company upon such conversion. As of the date of these financial statements, we had 1,296 shares of Series A Preferred Stock issued and outstanding.

(c) Modification to Conversion Price of Series A Preferred Stock and 3i Exchange Warrants

On January 14, 2024, pursuant to the terms of the January 14th, 2024, 3i LP Bridge Loan, the Company modified the conversion price of the 3i Exchange Warrants from $1.00 to $0.4476, thereby increasing the number of Exchange Warrants outstanding from 4,407,221 at December 31, 2023 to 9,846,339 outstanding at January 14, 2024. Also on January 14, 2024, the conversion price of the outstanding 1,417 shares of Series A Preferred Stock was revised from $1.00 to $0.4476. We filed the Fifth Certificate of Amendment to Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (the “Fifth Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $0.4476. At a stated value of $1,080 for each share of Series A Preferred Stock, the revised price of $0.4476 per share results in the 1,417 shares being convertible into 3,419,035 common shares as of January 14, 2024.

On February 13, 2024, pursuant to the terms of the February 13, 2024, Bridge Loan, the Company modified the conversion price of the 3i Exchange Warrants from $0.4476 to $0.4050 and thereby increased the number of Exchange Warrants outstanding from 9,846,339 on January 18, 2024, to 10,882,028 on February 13, 2024. The Company also agreed to amend the conversion price of the Series A Preferred Stock to equal $0.405 as soon as practicable. We filed the Sixth Certificate of Amendment to Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (the “Sixth Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $0.405. At a stated value of $1,080 for each share of Series A Preferred Stock, the revised price of $0.405 per share results in the 1,296 shares being convertible into 3,456,000 common shares.

(d) Nasdaq Hearing

On February 1, 2024 we attended a de-listing appeal hearing with Nasdaq, the outcome of which is pending as of the date of this filing.

(e) Settlement Agreement (with J.Cullem)

As of March 7, 2024, we entered into a Settlement Agreement and General Release (“Settlement Agreement”) with James Cullem, our former CEO and director. Pursuant to the terms and conditions outlined in the Settlement Agreement and in exchange for Mr. Cullem’s commitments therein, including his general release of claims against us, among other considerations, we agreed to provide Mr. Cullem with an initial settlement payment totaling $70,000 on April 1, 2024. Additionally, we committed to making an installment payment of $179,155, divided equally into 5 monthly payments. Furthermore, we agreed to issue Mr. Cullem 290,000 settlement shares on April 1, 2024. Should the initial settlement payment and issuance of shares not be made to Mr. Cullem in full on April 1, 2024, the Settlement Agreement will be rendered null and void, releasing both parties from any further obligations under the Settlement Agreement unless otherwise mandated by a prior binding contract or agreement. Both parties will retain any and all rights, claims, and causes of action that would have otherwise been released by the Settlement Agreement.

Additionally, Mr. Cullem agreed to act as our consultant and entered into a consulting agreement (the “Consulting Agreement”) with us, effective as of March 7, 2024. For the avoidance of doubt, no additional consideration is being paid to Mr. Cullem under the Consulting Agreement. Copies of the Settlement Agreement and Consulting Agreement will be included as exhibits to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024.