Form 10-K/A
period 2023-12-31
Allarity Therapeutics, Inc.
filed 2024-04-29
CIK 1860657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 26, 2024, there were 2,386,273 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm Id:	Auditor Name:	Auditor Location:
392	Wolf & Company, P.C.	Boston, MA

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Allarity Therapeutics, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 8, 2024 (the “Original Form 10-K”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K, as we currently expect that our definitive proxy statement for the 2024 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment is being filed solely to:

●	amend Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by and not included in such Items;

●	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of certain information from our proxy statement into Part III of the Original Form 10-K; and

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K.

When used in this Amendment, unless the context requires otherwise, references to the “Company,” “we,” “our” and “us” refer to Allarity Therapeutics, Inc., a Delaware corporation.

ALLARITY THERAPEUTICS, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2023

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our directors, including their ages as of April 26, 2024. The number of directors is fixed at five and is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. There are currently four members on our Board of Directors. Our directors receive compensation in the form of cash and equity grant for their services on the Board of Directors.

Name and Position	Year First Became Director	Age	Independent	Audit Committee	Compensation Committee	Nominating and Governance Committee
Gerald W. McLaughlin, Director, Chairman of the Board	2022	56	Yes	✔	Chairman	Chairman
Thomas H. Jensen, Director, Chief Executive Officer	2022	45	No
Joseph W. Vazzano, CPA Director	2023	40	Yes	Chairman, *	✔	✔
Laura Benjamin, Ph.D. Director	2023	58	Yes	✔	✔	✔

*	Audit Committee Financial Expert

Executive Officers

The following table sets forth information concerning our executive officers, including their ages as of April 26, 2024.

Name	Year First Became Officer	Age	Position
Thomas H. Jensen	2023	45	Chief Executive Officer
Joan Y. Brown	2022	70	Chief Financial Officer
Steen Knudsen, Ph.D.	2021	62	Chief Scientific Officer

Biographical Information

Directors

Gerald W. McLaughlin. Mr. McLaughlin was appointed to the Board of Directors in October 2022 and has been our Chairman since January 2023. Mr. McLaughlin has extensive experience serving as a senior executive and board member in the biopharmaceutical industry, including financings, mergers & acquisitions, licensing, product development, commercialization, lifecycle management, and operations. Mr. McLaughlin is currently the chief executive officer and board member of Life Biosciences LLC, a biotechnology company, since 2021. Previously, Mr. McLaughlin was the President and CEO for Neos Therapeutics, Inc., a commercial stage pharmaceutical company from 2018 to 2021. He also served as president and CEO of AgeneBio, Inc., a clinical-stage biopharmaceutical company developing therapies for neurological and psychiatric diseases from 2014 to 2018. Mr. McLaughlin holds a B.A. in Economics from Dickinson College and an MBA from the Villanova School of Business. Based on the above qualifications and Mr. McLaughlin’s extensive experience in leading operational and executive management roles in the life sciences industry, the Company believes Mr. McLaughlin is well qualified to serve on our Board of Directors.

Joseph W. Vazzano, CPA. Mr. Vazzano joined Abeona Therapeutics, Inc. (Nasdaq: ABEO) as Chief Financial Officer in March 2022. While at Abeona, Mr. Vazzano has secured multiple equity raises including private placements, a registered direct offering, and at the market transactions. Before joining Abeona, Mr. Vazzano worked at Avenue Therapeutics, Inc. (Nasdaq: ATXI) from August 2017 to January 2022, most recently serving as Avenue’s Chief Financial Officer. During his tenure at Avenue, Mr. Vazzano secured multiple equity financings and served in a leadership role for signing a complex, two-stage acquisition of Avenue with future contingent value rights. Previously, Mr. Vazzano served as Assistant Corporate Controller at Intercept Pharmaceuticals, Inc. (Nasdaq: ICPT) from October 2016 to July 2017, where he helped grow the finance and accounting department during the company’s transition from a development-stage company to a fully integrated commercial organization. Prior to Intercept, Mr. Vazzano has held various finance and accounting roles at Pernix Therapeutics, Inc. and NPS Pharmaceuticals. Mr. Vazzano began his career at KPMG, LLP and has a Bachelor of Science degree in Accounting from Lehigh University and is a Certified Public Accountant in the State of New Jersey.

Laura Benjamin, Ph.D. Ms. Benjamin is the Chief Executive Officer and President of BioHybrid Solutions, a private biotechnology company headquartered in Pittsburgh, PA. From 2018 to 2023 she was the founder and Chief Executive Officer of OncXerna Therapeutics, Inc a precision medicine clinical stage oncology company that had clinical programs in ovarian and gastric cancer and developed an RNA based diagnostic built on a machine learning AI platform. Other past roles include Vice President in Oncology at Eli Lilly, where she led cancer discovery and translational discovery teams in New York and Indianapolis from 2009 to 2016, and Associate Professor in the Department of Pathology at Harvard Medical School where she joined the faculty after completion of a postdoctoral fellowship in 1999. Dr. Benjamin received a B.A. in Biology from Barnard College, Columbia University and a Ph.D. in Molecular Biology from the University of Pennsylvania.

Executive Officers

Thomas H. Jensen. Mr. Jensen was appointed to our Board of Directors on July 7, 2022, and on December 8, 2023, Mr. Jensen, was appointed by our Board of Directors as Chief Executive Officer. Mr. Jensen was our Senior Vice President, Investor Relations since July 2022, and was previously our Senior Vice President, Information Technology since July 2021, and the Senior Vice President, Information Technology of Allarity Therapeutics A/S, our predecessor, since June 2020. Since January 2006, Mr. Jensen has served as the Chief Technology Officer of the Medical Prognosis Institute. Mr. Jensen previously served as the Chief Technology Officer of our predecessor from 2004 to June 2020. Mr. Jensen co-founded Allarity Therapeutics A/S in 2004. Mr. Jensen also established and currently leads our laboratories in Denmark. Alongside nurturing our global laboratories, Mr. Jensen is instrumental in building our investor relations operations, securing operational financing, and fostering the business growth of Allarity Therapeutics. Amongst Mr. Jensen’s accolades are his inventions of molecular biological guidelines combined with techniques for high quality reproducible RNA extraction and downstream processing. This allows for high resolution analysis of cancer patients’ biopsies. Mr. Jensen’s inventions are an important foundation of the DRP®-Drug Response Prediction platform. Mr. Jensen holds a Bachelor of Science degree in Biology from the Technical University of Denmark and conducted further studies in Biology at the University of Copenhagen. The Company believes that Mr. Jensen is well qualified to serve on our Board of Directors based on the above qualifications and his experience in investor relations, business operations and strong track record with the ongoing development of the Company.

Joan Y. Brown. Ms. Brown has been our Chief Financial Officer since July 2022 and has served as our Director of Financial Reporting since September 21, 2021. From June 2016 to May 2021, Ms. Brown provided financial reporting services as a consultant to various publicly listed and private companies, including as our financial reporting consultant (contract) from September 2020 to April 2021. Ms. Brown’s consulting experience includes public company reporting in accordance with US GAAP and IFRS, SEC correspondence, tax compliance, and audit and operations support. From August 2018 to May 2019, Ms. Brown was a senior manager at MNP, LLP, Chartered Professional Accountants, a chartered accounting firm in Vancouver, B.C., Canada, where she was responsible for auditing Canadian and US publicly listed companies pursuant to the requirements of CPAB and PCAOB, respectively. From November 2014 to May 2016, Ms. Brown was a director of Prudential Supervision for the Financial Institutions Commission (FICOM) in Vancouver, B.C., Canada. Ms. Brown received her degree in Business Administration from Simon Fraser University in 1986, and is a Chartered Accountant in Canada (CPA, CA) (since 1998) and a Registered Certified Public Accountant licensed in the State of Illinois (since 2004).

Steen Knudsen, Ph.D. Mr. Knudsen has been our Chief Scientific Officer since July 2021. Dr. Knudsen is a co-founder of our predecessor Allarity Therapeutics A/S and the inventor of DRP®, the Drug Response Prediction Platform, which is our core technology and companion diagnostics platform, and was the Chief Scientific Officer of Allarity Therapeutics A/S since 2006. Dr. Knudsen is also a former Professor of Systems Biology with extensive expertise in mathematics, bioinformatics, biotechnology, and systems biology. He co-founded our predecessor in 2004 and served as its CEO from 2004 to 2006. Dr. Knudsen also previously served as a member on our predecessor’s Board of Directors from 2016 to 2020. In addition, Dr. Knudsen also currently serves as the Chief Executive Officer of MPI, Inc., our operating subsidiary in the U.S. Dr. Knudsen holds an M.Sc. degree in Engineering from the Technical University of Denmark and a Ph.D. degree in Microbiology from the University of Copenhagen. He received Postdoctoral training in computational biology from Harvard Medical School.

Family Relationships and Arrangements

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our executive officers or directors were involved in any legal proceedings described in Item 401(f) of Regulation S-K in the past ten years.

Director Independence

As required under the Nasdaq listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. Our Board of Directors consults with our legal counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in Nasdaq listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant identified transactions or relationships between each of our directors, or any of his or her family members, and the Company, its senior management and its independent auditors, our Board of Directors affirmatively determined that all of our directors, except for Mr. Jensen who is not considered independent because he is our executive officer, is an independent director as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules.

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

In accordance with the terms of our Bylaws, subject to the rights of holders of any series of preferred stock, the Board of Directors may establish the authorized number of directors from time to time by resolution. The Board of Directors consists of four members and is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. Our Board of Directors is divided into the following classes:

●	Class I, consists of Mr. Jensen and Mr. Vazzano;

●	Class II, consists of Mr. McLaughlin and Ms. Benjamin; and

●	Class III, currently vacant.

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

Board of Directors Diversity Matrix

	Female	Male
Part I: Gender Identity
Directors	1	3
Part II: Demographic Background
African American or Black	0	0
White	1	3

Director Independence

As required under the Nasdaq listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. Our Board of Directors consults with our legal counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in Nasdaq listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant identified transactions or relationships between each of our directors, or any of his or her family members, and the Company, its senior management and its independent auditors, our Board of Directors affirmatively determined that all of our directors, except Mr. Jensen who is not considered independent because he is our executive officer, is independent director as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules.

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

Audit Committee

The Audit Committee consists of Mr. Vazzano, Mr. McLaughlin and Ms. Benjamin. The chair of the Audit Committee is Mr. Vazzano, who the Board of Directors has determined is an “Audit Committee financial expert” within the meaning of SEC regulations. The Board of Directors has determined that each member of the Audit Committee satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. Each member of the Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board of Directors has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector.

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

Compensation Committee

The Compensation Committee consists of Mr. McLaughlin, Mr. Vazzano and Ms. Benjamin. The chair of the Compensation Committee is Mr. McLaughlin. The Board of Directors has determined that each member of the Compensation Committee is independent under the Nasdaq listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Mr. McLaughlin, Mr. Vazzano and Ms. Benjamin. The chair of the Nominating and Corporate Governance Committee is Mr. McLaughlin. The Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent under the Nasdaq listing standards.

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

Code of Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. We will provide any person, without charge, a copy of the Code of Conduct upon written request to Investor Relations, Allarity Therapeutics, Inc., 24 School Street, 2nd Floor, Boston, Massachusetts 02108. The Code of Conduct is available at the Investors section of our website at www.allarity.com. Information contained on or accessible through this website is not a part of this report, and the inclusion of such website address in this report is an inactive textual reference only. Any amendments to the Code of Conduct, or any waivers of its requirements, are expected to be disclosed on its website to the extent required by applicable SEC and Nasdaq rules and requirements.

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

In addition, we have entered into separate indemnification agreements with our directors and officers. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at our request.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3, 4 and 5 thereto filed electronically with the SEC during the most recent fiscal year, we believe that all reports required by Section 16(a) for transactions in the year ended December 31, 2023, except Ms. Benjamin did not timely file her Form 3 and Mr. Robert Oliver did not file his Form 3.

Item 11. Executive Compensation.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company we will be exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of its employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Act.

Overview

The Compensation Committee of our Board of Directors assists in discharging our Board of Directors’ responsibilities regarding the compensation of our executive officers and of our Board of Directors members. The Compensation Committee is currently comprised of the following three non-employee members of our Board of Directors: Mr. McLaughlin, Mr. Vazzano and Ms. Benjamin.

On December 8, 2023, our Board of Directors established an executive committee, with the authority and power to exercise all the full powers and authority of the Board of Directors to the fullest extent permitted by law. This includes acts concerning the management of the business and affairs of the Company and the employment of executive officers. The executive committee is currently comprised of the following members of our Board of Directors: Mr. McLaughlin, Mr. Vazzano, Ms. Benjamin and Mr. Jensen.

2023 Named Executive Officer Compensation

The table below shows the compensation awarded to or paid to or earned by our named executive officers for the years ended December 31, 2023 and 2022. Mr. Cullem was terminated as Chief Executive Officer and all other officer positions with the Company and its subsidiaries on December 8, 2023. Upon his separation with the Company, Mr. Jensen, the Company’s Senior Vice President, Information Technology and director, was appointed to serve as the Company’s Chief Executive Officer and Corporate Secretary.

Summary Compensation Table

The following table provides information regarding total compensation awarded to, earned by, and paid to our named executive officers as of December 31, 2023, for services rendered to the Company in all capacities for the fiscal years ended December 31, 2023 and 2022. No option awards were granted to our named executive officers under our 2021 Plan during the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary*	Bonus(1)*	All Other Compensation ($)*		Total*
Thomas H. Jensen(2)	2022	$—	$—	$—		$—
Chief Executive Officer, Corporate Secretary, and Senior Vice President, Investor Relations	2023	$—	$—	$24,720	(3)	$24,720

Joan Y. Brown	2022	$180,000	$—	—		$180,000
Chief Financial Officer, Director of Financial Reporting	2023	$250,000	$—	—		$250,000

Marie Foegh(4)	2022	$340,309	$—	—		$340,309
Former Chief Medical Officer	2023	$365,471	$—	—		$365,471

James G. Cullem,	2022	$343,410	$—	—		$343,410
Former Chief Executive Officer and Former Chief Business Officer(5)	2023	$405,492	$50,000	$68,320	(6)	$523,812

Steen Knudsen	2022	$372,426	$—	—		$372,426
Chief Scientific Officer	2023	$266,215	$—	—		$266,215

*	All compensation amounts are in full numbers and not presented in $1,000’s.

(1)	The bonuses reported in this column for 2023 consist of cash payments and were earned in 2023 and paid in 2023.

(2)	Appointed as Chief Executive Officer and Chief Business Officer in December 2023. Immediately prior to this appointment, Mr. Jensen served as the Company’s Senior Vice President, Investor Relation since 2022.

(3)	Consists of consulting fees paid for the period December 12, 2023 – December 31, 2023.

(4)	On February 28, 2024, Marie Foegh, M.D. was terminated as Chief Medical Officer.

(5)	Mr. Cullem was terminated as Chief Executive Officer and Chief Business Officer on December 8, 2023.

(6)	Consists of wages in lieu of notice and unpaid vacation pay.

Outstanding Equity Awards as of December 31, 2023

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2023.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (USD)	Option Expiration Date
Thomas H. Jensen	11/24/2021	101	14	(1)	—	7,271.21	11/23/2026
Chief Executive Officer

Joan Y. Brown	—	—	—		—		—
Chief Financial Officer, Director of Financial Reporting

Marie Foegh
Former Chief Medical Officer	11/24/2021	49	7	(1)	—	7,271.21	11/23/2026

(1)	This option vests as to 25% on November 24, 2021, the grant date, and the remaining 75% vests over 36 months.

Pension Benefits

The Company maintains a 401(k) Plan for its full-time employees in the U.S. The 401(k) Plan allows employees of the Company to contribute up to the Internal Revenue Code prescribed maximum amount. Employees may elect to contribute from 1 to 100 percent of their annual compensation to the 401(k) Plan. The 401(k) Plan includes a 3% safe harbor contribution. Both employee and employer contributions vest immediately upon contribution. During fiscal year ended December 31, 2023, the Company did not make a contribution to the 401(k) Plan.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, nor earn any benefits under, a nonqualified deferred compensation plan during the fiscal year ended December 31, 2023.

Employment Agreements and Arrangements

As of the year ended December 31, 2023, we had an employment or consultancy agreement with each of the following named executive officers, Ms. Foegh and Ms. Brown. The employment or consultancy agreement with each of the following individuals provides for the initial annual base salary as of December 31, 2023, current base salary and bonus set forth below. With the departure of Mr. Cullem, the Board of Directors appointed Mr. Jensen to serve as the Chief Executive Officer of the Company, effective as of December 12, 2023, and a director of the Company. In connection with Mr. Jensen’s new position as Chief Executive Officer, the Company increased his consulting fees to $38,400 per month for an initial period of three months.

Named Executive Officers and Position	Annual Base Salary as of December 31, 2023 ($)*

Thomas H. Jensen, Chief Executive Officer	$460,800
James G. Cullem, Former Chief Executive Officer, Chief Business Officer(2)	$350,000
Joan Y. Brown, Chief Financial Officer(3) and Director of Financial Reporting	$250,000
Marie Foegh, Former Chief Medical Officer	$331,200

*	All compensation amounts are in full numbers and not presented in $1,000’s.

(1)	Appointed Chief Executive Officer on December 12, 2023.

(2)	Appointed Chief Executive Officer on January 1, 2023, and Chief Executive Officer in June 2022 and effective December 8, 2023, terminated.

(3)	Appointed Chief Financial Officer on January 1, 2023, and Chief Financial Officer in June 2022.

Named Executive Officer	Discretionary Annual Bonus for 2022
Marie Foegh, Former Chief Medical Officer	up to 40% of annual base salary
Joan Y. Brown, Chief Financial Officer, Director of Financial Reporting	up to 20% of annual base salary

Material Terms of Consultancy Agreement with Thomas H. Jensen

Effective December 1, 2022, the Company entered into a one year consultancy agreement with Ljungaskog Consulting, A/B, a Swedish limited liability company which is owned and managed by Mr. Jensen, our Chief Executive Officer, in connection with the provision of services including investor relations work, capital markets strategy and other special projects work, as may be assigned by the Company. The Consultancy Agreement is governed by and construed in accordance with Swedish law.

In connection with the appointment of Mr. Jensen as Chief Executive Officer, the Company agreed to pay Mr. Jensen $400 per hour with a minimum of 24 hours per week for the first three months, commencing December 11, 2023. After 3 months, the rate of pay will be adjusted to a rate of pay to be agreed upon or an hourly rate for services provided.

The Company intends to formally memorialize its new arrangement with Mr. Jensen by amending the Consultancy Agreement (the “Amendment”) to (i) clarify the scope of services to be provided by Mr. Jensen, (ii) increase the compensation to be paid to Mr. Jensen and (iii) extend the term of the Consultancy Agreement to December 1, 2024.

Pursuant to the Amendment, Mr. Jensen shall provide the Company with services for at least 24 hours per week from December 2023 to March 2024. During this period, Mr. Jensen shall be compensated at a rate of pay of $400 per hour, excluding VAT. From March 2024 to the termination of the Consultancy Agreement, Mr. Jensen shall only provide services to the Company upon request by the Company. During this period, the rate of pay shall be mutually agreed upon by Mr. Jensen and the Company. If no rate of pay is mutually agreed upon by March 3, 2024, the rate of pay shall be $125 per hour, excluding VAT. All compensation under the Consultancy Agreement shall be made in SEK.

The Consultancy Agreement may be terminated in writing with at least 3 months written notice, provided, however, that if a party is in material breach of any provision of the Consultancy Agreement, the other party shall have the right to terminate the Consultancy Agreement with immediate effect, subject to an opportunity by the breaching party to such breach. In addition, Mr. Jensen has the right to terminate the Consultancy Agreement in writing with immediate effect if the Company suspends payments, enters into liquidation, is petitioned or files for bankruptcy, initiates composition proceedings or is otherwise declared as insolvent. The Consultancy Agreement also includes customary intellectual property, confidentiality and non-competition and non-solicitation obligations under Swedish law.

Material Terms of Employment Agreements

During the fiscal year ended December 31, 2023, with the exception of Mr. Jensen, the Company had employment agreements with the following named executive officers.

On January 12, 2023, upon the approval of the Compensation Committee of the Board, the Company entered into a new separate employment agreement with Mr. Cullem, our former Chief Executive Officer, and Ms. Brown, our Chief Financial Officer, in connection with the additional executive officer positions that they were appointed to in June 2022. These employment agreements with Mr. Cullem and Ms. Brown became retroactively effective as of January 1, 2023, upon the closing of the April Offering and superseded the prior employment agreements.

Unless otherwise indicated, the following material terms of employment agreements applied to all of the following named executive officers. The employment agreements with each of the following named executive officers provide for at-will employment and may be terminated in writing with at least 30 days prior written notice or as otherwise required under applicable law. Under their respective employment agreements, each of the following named executive officers, among other things, are (i) entitled to participate in all of the Company’s employee benefit plans and programs as generally maintained and made available to its executive officers by the Company; (ii) eligible for grants of equity compensation as determined at the sole discretion of by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”); and (iii) entitled to reimbursement of expenses in the course and scope of authorized Company business. In addition, each respective employment agreement also includes customary confidentiality and assignment of intellectual property obligations.

Joan Brown. Pursuant to the terms of Ms. Brown’s employment agreement (the “Brown Employment Agreement”), Ms. Brown can resign with or without Good Reason (as such term is defined in the Brown Employment Agreement). If Ms. Brown is terminated without Cause (as defined in the Brown Employment Agreement) or resigns with Good Reason or is terminated by the Company as a result of a Change-of-Control (as defined in the Brown Employment Agreement), the Company agreed to provide Ms. Brown with severance pay in an amount equal to 5 months’ pay at Ms. Brown’s final base salary rate, payable in the form of salary continuation. Such severance payments are conditioned upon Ms. Brown’s execution and non-revocation of a general release of claims.

Marie Foegh. Ms. Foegh’s employment agreement (the “Foegh Employment Agreement”) can be terminated, in writing with 30 days’ prior written notice, by the Company for or without Cause (as such term is defined in the Foegh Employment Agreement) and Dr. Foegh can resign with or without Good Reason (as such term is defined in the Foegh Employment Agreement). If Dr. Foegh is terminated without Cause or resigns with Good Reason, the Company shall provide Dr. Foegh with severance pay in an amount equal to 6 months’ pay at Dr. Foegh’s final base salary rate, payable in the form of salary continuation. In the event Dr. Foegh’s employment is terminated by the Company as a result of a Change-of-Control (as such term in defined in the Foegh Employment Agreement), the Company shall provide Dr. Foegh with severance pay in the amount equal to 12 months’ pay. Such severance payments are conditioned on Dr. Foegh’s execution and non-revocation of a general release of claims. On February 28, 2024, we terminated the employment of Ms. Foegh, and her last day of employment was February 29, 2024.

Steen Knudsen. Mr. Knudsen’s employment agreement (the “Knudsen Employment Agreement”) is governed by and construed in accordance with Danish law, including the Danish Salaried Employees Act and the Danish Holiday Act. The Knudsen Employment Agreement may be terminated by both parties in accordance with the provisions of the Danish Salaried Employees Act, provided, however, that either party may terminate the employment with 1 months’ notice to the end of a calendar month when the following three conditions have been met: (1) Mr. Knudsen, within a period of 12 consecutive months, has received salary during sick leave for 120 full days inclusive of Sundays and public holidays, (2) notice is served by the Company immediately upon the expiry of the 120 sick leave days, and (3) notice is served while Mr. Knudsen is still sick. In the event of termination of the Knudsen Employment Agreement, Mr. Knudsen’s entitlement to continuing base pay shall be determined by the Danish Salaried Employees Act. In addition, the Knudsen Employment Agreement is subject to restrictive covenants, including non-compensation and non-solicitation provisions. In compensation for assuming the combined restriction clauses, Mr. Knudsen shall receive a monthly payment, during the restrictive period, equaling 60% of Mr. Knudsen’s final base salary, pension, bonus and all other fringe benefits with a tax value, calculated as per the date of resignation. Such compensation includes a lump sum compensation for the first 2 months, payable on the date of resignation. In the event Mr. Knudsen obtains suitable new employment in the period during which the combined restriction clause applies, the compensation shall, as of the 3rd month and up to and including the 6th month after his resignation, be reduced to 24%. The Company may terminate this combined restriction clause at any time, even after Mr. Knudsen’s resignation, at 1 months’ notice to the end of a month, whereupon the Company’s obligation to pay compensation shall cease.

Base Salary

The employment agreements with the following named executive officers provide for annual base salaries as set forth below. Compensation for Mr. Jensen is based on an hourly rate pursuant to his consultancy agreement as summarized above.

Named Executive Officers and Position	Annual Base Salary for the fiscal year ended December 31, 2023 ($)*
Joan Y. Brown, Chief Financial Officer Director of Financial Reporting	$250,000
Marie Foegh, Former Chief Medical Officer	$339,480
Steen Knudsen, Chief Scientific Officer(1)	$281,875

*	All compensation amounts are in full numbers and not presented in $1,000’s.

(1)	Effective September 1, 2023, Mr. Knudsen’s annual base salary was reduced to $140,938 in consideration for 50% reduction in work hours.

Discretionary Bonus

Each named executive officer is eligible to receive a discretionary annual cash bonus (the “Annual Bonus”) representing up to a certain percentage of their base salaries, as follows:

Named Executive Officer	Discretionary Annual Bonus for 2023
Marie Foegh, Former Chief Medical Officer	up to 40% of annual base salary
Joan Y. Brown, Chief Financial Officer, Director of Financial Reporting	up to 40% of annual base salary*
Steen Knudsen, Chief Scientific Officer	up to 40% of annual base salary

*	The Board has the discretion to pay such annual bonus in restricted stock grants in lieu of cash, at the stock FMV on the date of grant no later than March 1st of the grant year.

Other Benefits

Our employees are eligible to participate in various employee benefit plans, including medical, dental, and vision care plans, flexible spending accounts for health and dependent care, life, accidental death and dismemberment, disability, and paid time off. As of January 1, 2023, the Company pays 100% for health, dental and vision care benefits.

Employee Benefit Plans

Equity-based compensation has been and will continue to be an important foundation in executive compensation packages as we believe it is important to maintain a strong link between executive incentives and the creation of stockholder value. We further believe that performance and equity-based compensation can be an important component of the total executive compensation package for maximizing stockholder value while, at the same time, attracting, motivating, and retaining high-quality executives. Formal guidelines for the allocations of cash and equity-based compensation have not yet been determined, but it is expected that the 2021 Plan described below will be an important element of our compensation arrangements for both executive officers and directors.

2021 Equity Incentive Plan

The 2021 Plan became effective on December 20, 2021. It was approved by stockholders in connection with the Recapitalization Share Exchange. The 2021 Plan authorizes the award of stock options, Restricted Stock Awards (“RSAs”), Stock Appreciation Rights (“SARs”), Restricted Stock Units (“RSUs”), cash awards, performance awards and stock bonus awards. We initially reserved 1,211,374 shares of our Common Stock under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of our Common Stock as of the immediately preceding December 31, or a number as may be determined by our Board of Directors. Our Board of Directors approved an increase of 5% of the outstanding shares of Common Stock at December 31, 2023, or 14,788 shares, effective as of January 1, 2024. As a result, as of January 1, 2024, there was a total of 64,788 shares of Common Stock reserved under the 2021 Plan, of which 50,288 are currently available for issuance.

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

As of December 31, 2023, there was an option to purchase 382 shares of Common Stock issued and outstanding.

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

Options. The 2021 Plan provides for the grant of both incentive stock options intended to qualify under Section 422 of the Code, and non-statutory stock options to purchase shares of our Common Stock at a stated exercise price. Incentive stock options may only be granted to employees, including officers and directors who are also employees. The exercise price of stock options granted under the 2021 Plan must be at least equal to the fair market value of shares of our Common Stock on the date of grant. Incentive stock options granted to an individual who holds, directly or by attribution, more than 10% of the total combined voting power of all classes of our capital stock must have an exercise price of at least 110% of the fair market value of shares of our Common Stock on the date of grant. Subject to stock splits, dividends, recapitalizations, or similar events, no more than 7,009,980 shares may be issued pursuant to the exercise of incentive stock options granted under the 2021 Plan.

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

Stock appreciation rights. A SAR provides for a payment, in cash or shares of our Common Stock (up to a specified maximum of shares, if determined by our Compensation Committee), to the holder based upon the difference between the fair market value of shares of our Common Stock on the date of exercise and a predetermined exercise price, multiplied by the number of shares. The exercise price of a SAR must be at least the fair market value of a share of our Common Stock on the date of grant. SARs may vest based on service or achievement of performance conditions and may not have a term that is longer than 10 years from the date of grant.

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

Termination

On December 8, 2023, Mr. Cullem was terminated as our Chief Executive Officer for “cause” under his employment agreement. In addition, Mr. Cullem was also terminated from all other officer positions with us and all other positions with our subsidiaries.

As of March 7, 2024, we entered into a settlement agreement and general release (the “Settlement Agreement”) with Mr. Cullem. Pursuant to the terms and conditions outlined in the Settlement Agreement and in exchange for Mr. Cullem’s commitments therein, including his general release of claims against us, among other considerations, we provided Mr. Cullem with an initial settlement payment totaling $70,000. Furthermore, we issued Mr. Cullem 14,500 settlement shares. Additionally, we are committed to making an installment payment of $179,155, divided equally into 5 monthly payments.

Additionally, Mr. Cullem agreed to act as our consultant and entered into a consulting agreement (the “Consulting Agreement”) with us, effective as of March 7, 2024. For the avoidance of doubt, no additional consideration is being paid to Mr. Cullem under the Consulting Agreement.

On February 29, 2024, we terminated our Chief Medical Officer Marie Foegh, and in accordance with her employment terms, we are obligated and have accrued a liability of $169,740 for six months of severance.

Non-Employee Director Compensation

The following table sets forth information concerning the compensation of non-employee directors for services rendered for the year ended December 31, 2023. Mr. Carchedi, our former Chief Executive Officer, also previously served as our director before his resignation in June 2022, and Mr. Carchedi’s compensation as named executive officer is set forth above under “Summary Compensation Table.” Mr. Jensen, our then Senior Vice President, Investor Relations and director, did not receive any compensation for his services on the Board.

Name	Fees Earned or Paid in Cash $*	Option Awards(1)(2) $*	Total $*
David Roth	$32,867	$—	$32,867
Gerald W. McLaughlin	$107,375	$—	$107,375
Joseph W. Vazzano	$29,167	$—	$29,167
Dr. Laura Benjamin	$27,708	$—	$27,708

*	All compensation amounts are in full numbers and not presented in $1,000’s.

(1)	Amounts reported represent the aggregate grant date fair value of stock options granted to such non-employee directors and have been computed based on a Black Scholes model and excludes the effect of estimated forfeitures. The assumptions used in calculating the grant date fair values of the equity awards reported in this column are set forth below. The amounts reported in this column reflect the accounting cost for these equity awards and do not correspond to the actual economic value that may be realized by the directors upon the vesting of the stock options, the exercise of the stock options or the sale of the securities underlying such stock options.

No stock options were granted in the year ended December 31, 2023. The fair value of stock options granted in the period ended December 31, 2022, were estimated using the Black-Scholes option pricing model, based on the following assumptions:

December 31, 2023 (unaudited)
Exercise price	$1.10 – 1.28
Share price	$1.10 – 1.28
Risk-free interest	4.36%
Expected dividend yield	(0)%
Contractual life (years)	5.0
Expected volatility	120.22%

(2)	The table below lists the aggregate number of shares subject to option awards outstanding for each of the non-employee directors as of December 31, 2023, and does not reflect the 1-for-20 stock split, which will be effected on April 9, 2024.

Name	Number of Shares Subject to Outstanding Options
Gerald W. McLaughlin	9

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

Annual fees may be paid in cash or equity at the option of the director. In addition, subject to discretion of the Board of Directors and recommendation of the Compensation Committee, new directors who join the Board of Directors may receive an initial grant of stock options to purchase 23,000 shares of Common Stock, subject to vesting of 1/36 per month over 36 months following the grant date and with the expiration date of five years from date of grant. This paragraph does not reflect the 1-for-20 stock split which was effected on April 4, 2024.

In connection with the appointment of Mr. McLaughlin, Mr. Vazzano and Dr. Benjamin as independent directors of the Company, each received an annual retainer fee of $50,000, payable in cash. In addition, the Board of Directors granted Mr. McLaughlin options to purchase 1 share of Common Stock at an exercise price of $30,800 per share, respectively, which options are subject to vesting of 1/36 per month over 36 months following the grant date. The expiration date for the options is five years from date of grant.

Former Executive Officers

Mr. Carchedi, former Chief Executive Officer, and Mr. Knudsen, former Chief Financial Officer, resigned as executive officers of the Company in June 2022. Mr. Cullem, former Chief Executive Officer resigned as executive officer of the Company in December 2023. On February 28, 2024, Marie Foegh, M.D. was terminated as our Chief Medical Officer.

Name and Principal Position	Year	Salary	All Other Compensation ($)		Total*
Steve R. Carchedi,	2022	$281,310	$251,049	(1)	$532,359
Former Chief Executive Officer
Jens E. Knudsen,	2022	$194,013	$139,620	(2)	$333,633
Former Chief Financial Officer
James G. Cullem	2023	$405,492	$118,320	(3)	$523,812
Former Chief Executive Officer
Marie Foegh	2023	$365,471	$-		$365,471
Former Chief Medical Officer

(1)	Consists of consulting fees, and severance payment of $233,549 paid pursuant to a separation agreement.

(2)	Consists of severance payment of $139,620 pursuant to a separation agreement.

(3)	Consists of wages in lieu of notice and unpaid vacation pay.

Separation Agreements

Effective as of June 29, 2022, Mr. Carchedi resigned from all positions in the Company and all positions of its subsidiaries, including his role of Chief Executive Officer and as a director of the Company. Pursuant to the terms set forth in a letter agreement dated June 24, 2022 (the “Carchedi Separation Agreement”), the termination of Mr. Carchedi’s employment and resignation from his positions are effective June 29, 2022 (the “Carchedi Separation Date”). Under the Carchedi Separation Agreement, Mr. Carchedi was entitled to his final pay for wages earned through the Separation Date, plus accrued and unused vacation time. In addition, pursuant to the Carchedi Separation Agreement, the Company agreed to provide Mr. Carchedi with certain payments and benefits comprising of: (i) continued payments of his base salary for a certain time period and (ii) COBRA coverage for a certain number of months (“Carchedi Severance Benefits”). In exchange for the Carchedi Severance Benefits, among other things as set forth in the Carchedi Separation Agreement, Mr. Carchedi agreed to a release of claims in favor of the Company and to certain restrictive covenant obligations, and also reaffirmed his commitment to comply with his existing restrictive covenant obligations. In addition, as of the Carchedi Separation Date, Mr. Carchedi’s unvested options were terminated. Mr. Carchedi was entitled to exercise his vested options for a period of 90 days from the Carchedi Separation Date.

Effective as of June 27, 2022, Mr. J. Knudsen resigned from all positions in the Company, and all positions of its subsidiaries, including his role of Chief Financial Officer of the Company. Pursuant to the terms set forth in a letter agreement dated June 25, 2022 (the “Knudsen Separation Agreement”), the termination of Mr. Knudsen’s employment and resignation from his positions are effective June 27, 2022 (the “Knudsen Separation Date”). Under the Knudsen Separation Agreement, Mr. Knudsen was entitled to his final pay for wages earned through the Separation Date, plus accrued and unused vacation time. In addition, pursuant to the Knudsen Separation Agreement, the Company agreed to provide Mr. Knudsen with certain payments and benefits comprising of: (i) continued payments of his base salary for a certain time period, and (ii) COBRA coverage for a certain number of months (“Knudsen Severance Benefits”). In exchange for the Knudsen Severance Benefits, among other things as set forth in the Knudsen Separation Agreement, Mr. Knudsen agreed to a release of claims in favor of the Company and to certain restrictive covenant obligations, and also reaffirmed his commitment to comply with his existing restrictive covenant obligations. In addition, as of the Knudsen Separation Date, Mr. Knudsen’s unvested options were terminated. Mr. Knudsen was entitled to exercise his vested options for a period of 90 days from the Knudsen Separation Date.

On December 8, 2023, Mr. Cullem was terminated as our Chief Executive Officer for “cause” under his employment agreement. In addition, Mr. Cullem was also terminated from all other officer positions with us and all other positions with our subsidiaries.

As of March 7, 2024, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with Mr. Cullem. Pursuant to the terms and conditions outlined in the Settlement Agreement and in exchange for Mr. Cullem’s commitments therein, including his general release of claims against us, among other considerations, we provided Mr. Cullem with an initial settlement payment totaling $70,000 prior to April 1, 2024. Furthermore, we issued Mr. Cullem 14,500 settlement shares prior to April 1, 2024. Additionally, we committed to making an installment payment of $179,155, divided equally into 5 monthly payments.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and accompanying footnotes set forth information regarding the beneficial ownership of shares of our Common Stock, including shares issuable upon the exercise or conversion of securities that entitle the holders to obtain Common Stock upon exercise or conversion) and our shares of Series A Preferred Stock as of April 26, 2024, by:

●	each person who is known to be the beneficial owner of more than 5% of shares of our Common Stock;

●	each of our current executive officers and each of our current directors; and

●	all of our executive officers and directors as a group.

Under the rules and regulations of the SEC, a person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within sixty (60) days.

The beneficial ownership of shares of our Common Stock is based on 2,386,273 shares of Common Stock issued and outstanding as of April 26, 2024. There were 66 shares of Series A Preferred Stock issued and outstanding as of April 26, 2024.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned shares of Common Stock.

Name of Beneficial Owner(1)	Number of Common Stock Beneficially Owned	Percentage of Class	Number of Shares of Series A Preferred Stock Beneficially Owned	Percentage of Class
5% and Greater Holders:
3i(2)	236,241	9.99%	66	100%
Directors and Executive Officers:
Joan Y. Brown	—	—	—	—
Marie Foegh(3)	4	*	—	—
Steen Knudsen(4)	8	*	—	—
Thomas H. Jensen(5)	6	*	—	—
Gerald W. McLaughlin	—	*	—	—
All directors and executive officers as a group (5 individuals)	18	*	—	—

*	Less than one percent (1%).

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Allarity Therapeutics, Inc., 24 School Street, 2nd Floor, Boston, MA 02108.

(2)	As of April 26, 2024, 3i held 66 shares of Series A Preferred Stock which represents 100% of the issued and outstanding shares of Series A Preferred Stock and are subject to beneficial ownership limitation of 9.99%, which represents approximately 54,831 shares of Common Stock. Interests exclude shares of Common Stock issuable pursuant to exercise of shares of Series A Preferred Stock and warrants that are subject to the beneficial ownership limitation of 9.99%. The principal business address of the Reporting Persons is 2 Wooster Street, 2nd Floor, New York, NY 10013. 3i’s principal business is that of a private investor. Maier Joshua Tarlow is the manager of 3i Management, LLC, the general partner of 3i, and has sole voting control and investment discretion over securities beneficially owned directly or indirectly by 3i Management, LLC and 3i.

(3)	Interests shown include 1 shares of Common Stock, and 3 shares of Common Stock issuable upon exercise of vested options. On February 28, 2024, Marie Foegh, M.D. was terminated as our Chief Medical Officer.

(4)	Interests shown include 5 shares of Common Stock and 3 shares of Common Stock issuable upon exercise of vested options.

(5)	Interests shown include 3 shares of Common Stock and 5 shares issuable upon exercise of vested options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Parties

The following includes a summary of certain relationships and transactions since January 1, 2021, including related party transactions and any currently proposed transactions, to which we were or are to be a participant, in which (1) the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets for the last two completed fiscal years, and (2) any of our directors, executive officers or holders of more than 5% of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest other than compensation and other arrangements that are described under the section titled “Executive Compensation.”

All share and per share information gives effect to the 1-for-35 reverse stock split effected on March 24, 2023; the 1-for-40 reverse stock split effected on June 28, 2023; and the 1-for-20 reverse stock split was effected on April 4, 2024 (the “Share Consolidations”).

Transactions with 3i, LP (“3i”)

On April 19, 2023, 3i provided the Company with a loan for $350,000, which was evidenced by a Secured Promissory Note dated April 19, 2023 (the “April Note”), which required a mandatory conversion of the principal into 486 shares of Series A Preferred Stock (“Note Conversion Shares”), subject to and upon the April Offering. Upon the April Offering, on April 21, 2023, the Note Conversion Shares were issued to 3i and the April Note was cancelled.

On April 20, 2023, the Company entered into a certain Modification and Exchange Agreement (as amended on May 26, 2023 the “Exchange Agreement”) with 3i pursuant to which the parties agreed to, among other things, subject to the April Closing, (i) amend the Certificate of Designations for the Series A Convertible Preferred Stock (the “Amended COD”), which among other things, eliminated the Series A Preferred Stock redemption right and dividend (except for certain exceptions as specified in the Amended COD), and provided for the conversion of Series A Preferred Stock into shares of Common Stock at a conversion price of $30.00 which was equal to the price for a share of Common Stock sold in the April Offering, (ii) exchange 50,000 shares of Series C Preferred Stock (the “Series C Shares”) beneficially owned by 3i for 5,577 shares of Series A Preferred Stock (the “Exchange Shares”), (iii) exchange a warrant to purchase shares of Common Stock issued on December 20, 2021 to 3i (the “Original Warrant”) for a new warrant (the “Exchange Warrant”), which reflected an exercise price of $30.00 (the “New Exercise Price”) and represented a right to acquire 315,085 shares of Common Stock (the “New Warrant Shares”). In addition to the satisfaction or waiver of customary and additional closing conditions set forth in the Exchange Agreement, the transactions contemplated by the Exchange Agreement were subject to (a) the occurrence of the closing of the Offering and (b) the filing of the Amended COD with the Delaware Secretary of State. On April 21, 2023, the closing of the transactions contemplated by the Exchange Agreement occurred and the Exchange Warrant and the Exchange Shares were issued to 3i, and the Original Warrant and the Series C Shares were cancelled. In addition, on April 21, 2023, the Amended COD was filed with the Delaware Secretary of State. Notwithstanding the foregoing changes, all other terms of the Exchange Warrant were substantially the same as the terms of the PIPE Warrant. Under the Exchange Agreement, subject to certain exceptions the Company agreed that so long as any holder of Series A Preferred Stock beneficially owns any shares of Series A Preferred Stock, the Company would not, without the prior written consent of certain holders of Series A Preferred Stock, issue any Series A Preferred Stock. The Company agreed that neither the Company nor any of its subsidiaries would issue, offer, sell, grant any option or right to purchase, or otherwise dispose of (or announce any issuance, offer, sale, grant of any option or right to purchase or other disposition of) any equity security or any equity-linked or related security (including, without limitation, any “equity security” except for the April Offering (any such issuance, offer, sale, grant, disposition or announcement whether occurring during certain restricted period or at any time thereafter).

The Company entered into a Cancellation of Debt Agreement dated April 20, 2023 (the “Cancellation of Debt Agreement”), which became effective as of the April Closing. Upon the April Closing, pursuant to the terms of the Cancellation of Debt Agreement, all of the Company’s outstanding indebtedness under the Notes and the Alternative Conversion Amount (as defined therein) due by the Company to 3i were paid in full. Accordingly, any and all obligations in connection therewith were extinguished without any additional further action on the part of 3i upon payment of $3,348,000 in cash from a portion of the proceeds from the April Offering. In addition, pursuant to such agreement, 1,550 shares of Series A Preferred Stock (the “Redemption Shares”) beneficially owned by 3i were redeemed in full for a purchase price of $1,652,000, which redemption price was paid in cash from the portion of the proceeds from the April Offering. The Company also entered into the First Amendment to the Registration Rights Agreement dated May 20, 2023, which became effective upon the April Closing, to amend certain defined terms under the RRA to include the Exchange Shares, the New Warrant Shares and the Note Conversion Shares.

On June 6, 2023, 3i and the Company entered into the Limited Waiver and Amendment Agreement (“3i Waiver Agreement”) pursuant to which 3i agreed to waive certain rights granted under the PIPE SPA, the Exchange Agreement and the securities purchase agreement related to the April Offering in exchange for (i) amending the conversion price of the Series A Preferred Stock to equal the public offering price of the shares of Common Stock in the July Offering (as defined below) if the public offering price of the shares of Common Stock in the July Offering was lower than the then-current conversion price of the Series A Preferred Stock; (ii) participating in the July Offering, at its option, under the same terms and conditions as other investors, of which proceeds from 3i’s participation were agreed to be used to redeem a portion of shares of Series A Preferred Stock 3i received from the Exchange Agreement; and (iii) (1) the repricing of the exercise price of the Common Warrants issued in the April Offering (“April 2023 Common Warrants”) to the exercise price of the warrants issued in the July Offering; and (2) extending the termination date of the April 2023 Common Warrants to the date of termination of the common warrants offered in the July Offering.

On June 29, 2023, the Company entered into a Secured Purchase Agreement with 3i (“June Purchase Agreement”), pursuant to which on June 30, 2023, 3i purchased a promissory note for the principal amount of $350,000 (“3i June Promissory Note”). The terms of the 3i June Promissory Note provided that the outstanding obligations thereunder, including accrued interest, would be paid in full at the Next Financing (as defined therein); provided, however, that if the gross proceeds from the financing were insufficient to settle the payment of the outstanding balance of the 3i June Promissory Note, together with all accrued interest thereon, in full, then the Company would instead be obligated to convert all of the unpaid principal balance of the note, together with all accrued interest thereon, into 486 shares of Series A Preferred Stock. In connection with the June Purchase Agreement, the Company and 3i agreed to adjust the then conversion price of the Series A Preferred Stock to the downward adjustment to conversion price. Based on the closing price of the shares of Common Stock on June 28, 2023, the downward adjustment to conversion price was equal to $8.00 per share. In connection therewith, the Company filed the Second Certificate of Amendment to the Series A Convertible Certificate of Designations with the Delaware Secretary of State to reflect the downward adjustment to conversion price.

On July 10, 2023, the Company closed a public offering of 357,223 shares of our Common Stock of the Company, pre-funded warrants to purchase up to 2,087,222 shares of Common Stock (the “July Pre-Funded Warrants”), and common warrants to purchase up to 2,444,445 shares of Common Stock (the “July Common Warrants”) at an effective combined purchase price of $4.50 per share and related Common Stock purchase warrants (the “July Purchase Price”), for aggregate gross proceeds of approximately $11 million, before deducting placement agent fees and offering expenses payable by the Company. The purchase price of each July Pre-Funded Warrant and July Common Warrant was equal to the July Purchase Price less the $0.001 per share exercise price of each Pre-Funded Warrant. The closing of the offering occurred on July 10, 2023 (the “July Offering”). 3i participated in the July Offering by purchasing 1,031,111 Pre-Funded Warrants and 1,111,111 Common Warrants for a purchase price of $5,000,000.

Upon the closing of the July Offering, the number of shares exercisable under the Exchange Warrant and the exercise price was adjusted to 2,100,565 shares of Common Stock and $4.50 per share, respectively. Subsequently on July 26, 2023, pursuant to Section 2(e) of the Exchange Warrant, due to the event market price on the 16th day after the reverse stock split effected in June 2023, being less than the exercise price of the Exchange Warrant then in effect, the number of shares exercisable under such Exchange Warrant and the exercise price was further adjusted to 3,134,693 shares and $3.0155 per share, respectively.

Pursuant to the 3i Waiver Agreement upon the consummation of the July Offering, the conversion price of the Series A Preferred Stock was reduced to $4.50. On July 10, 2023, the Company filed a Third Certificate of Amendment to Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock to effect the change to conversion price.

From the proceeds of the July Offering, on July 10, 2023, the Company redeemed (i) 4,630 shares of Series A Preferred Stock held by 3i, for $5,000,400 in cash, and (ii) the 3i June Promissory Note for $350,886 in cash. Consequently, the 3i June Promissory Note was paid in full on July 10, 2023.

In connection with the Inducement Letter dated September 14, 2023 and the transactions contemplated therein, the Company and 3i entered into a waiver pursuant to which 3i agreed to allow the filing of a resale registration statement relating to the shares relating to the Inducement Letter, which was not otherwise permitted under certain agreements with 3i. In consideration of entering in the waiver, the Company agreed to amend the conversion price of the Series A Preferred Stock to equal $1.00 as soon as practicable. On September 22, 2023, the Company filed the Fourth Certificate of Amendment to Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $1.00. In addition, as a result of the warrants issued in connection with the Inducement Letter, pursuant to the terms of the Exchange Warrant, in September 2023 the number of shares exercisable and the exercise price of the Exchange Warrant were adjusted to 4,407,221 shares of Common Stock and $1.00 per share, respectively.

On January 18, 2024, we entered into a Securities Purchase Agreement with 3i, pursuant to which we issued and sold 3i a senior convertible promissory notes in an aggregate principal amount of $440,000 due on January 18, 2025 for an aggregate purchase price of $400,000, representing an approximate 10% original issue discount. We agreed to use the net proceeds from the sale of the note for accounts payable and working capital purposes. Unless the transaction documents state otherwise, we may not prepay any portion of the principal amount of the note without 3i’s prior written consent.

On February 13, 2024, the parties entered into a limited waiver agreement (the “Waiver Agreement”) and agreed that the closing can be consummated prior to the 30th calendar day following January 18, 2024. The parties further waive any rights or remedies that they may have under Section 2.3 of the Purchase Agreement, solely in connection with the second closing, including any rights of termination, defaults, amendment, acceleration or cancellation that be triggered under the Purchase Agreement solely as a result of accelerating the second closing. As of the second closing, we issued and sold to 3i a senior convertible promissory note in an aggregate principal amount of $440,000 due on February 13, 2025 for an aggregate purchase price of $400,000, representing an approximately 10% original issue discount. We agreed to use the net proceeds from the sale of the second note for accounts payable and working capital purposes. Unless the transaction documents state otherwise, we may not prepay any portion of the principal amount of the second note without the 3i’s prior written consent.

On March 14, 2024, we issued and sold to 3i a senior convertible promissory note in an aggregate principal amount of $660,000 due on March 14, 2025 for an aggregate purchase price of $600,000, representing an approximately 10% original issue discount. We agreed to use the net proceeds from the sale of the note, among other things, for accounts payable and working capital purposes. Unless the transaction documents state otherwise, we may not prepay any portion of the principal amount of the note without 3i’s prior written consent.

Related Person Transactions Policy

We have adopted a written related person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration, and oversight of “related person transactions.” For purposes of policy only, a “related person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount, as long as we are a SEC smaller reporting company, that exceeds the lesser of (a) $120,000 or (b) 1% of the average of our total assets for the last two completed fiscal years, in which any “related person” has a material interest.

Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including shares of our Common Stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

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

Director Independence

A majority of our Board of Directors are independent directors, see “Item 10. Directors, Executive Officers and Corporate Governance – Director Independence.”

Item 14. Principal Accountant Fees and Services.

Wolf & Company, P.C., who performed our audit services for fiscal year 2023 including an audit of the consolidated financial statements and services related to filings with the SEC, has served as our independent registered public accounting firm since 2022.

The following table presents fees for professional audit services rendered by Wolf & Company, P.C. for the audit of our annual financial statements for fiscal 2023 and fiscal 2022, and fees billed for other services rendered by Wolf & Company, P.C. during fiscal 2023 and fiscal 2022. The following table also presents aggregate fees billed by our former auditor Marcum LLP for fiscal 2022.

	2023	2022
Audit fees(1)	$440,000	$1,135,616
Tax fees	—	—
Audit related fees(2)	237,000	377,582
Total	$637,000	$1,513,198

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and this information is presented as of the latest practicable date for this annual report.

(2)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding two categories including those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1. Financial Statements. The following consolidated financial statements and related documents are filed as part of this report: See Part II, Item 8 of the Original Form 10-K.

2. Financial Statement Schedules. Schedules are omitted because they are not required or applicable, or the required information is included in the Financial Statements or related notes.

3. Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of, or furnished with, this report.

Exhibit Index

Exhibit No.	Description
2.1(e)	Amended and Restated Plan of Reorganization and Asset Purchase Agreement by and among Allarity Therapeutics, Inc. a Delaware corporation, Allarity Acquisition Subsidiary, a Delaware corporation and Allarity Therapeutics A/S, an Aktieselskab organized under the laws of Denmark, dated as of September 23, 2021
3.1(a)	Certificate of Incorporation of Allarity Therapeutics, Inc.
3.2(b)	Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.
3.3(c)	Amended and Restated Bylaws of Allarity Therapeutics, Inc.
3.4(m)	Amendment No. 1 to Amended and Restated Bylaws of Allarity Therapeutics, Inc.
3.5(g)	Certificate of Designations of Allarity Therapeutics, Inc. relating to the Series A Convertible Preferred Stock
3.6(q)	Amendment to Certificate of Designation of the Series A Convertible Preferred Stock
3.7(q)	Certificate of Designation of the Series B Preferred Stock
3.8(s)	Certificate of Designation of the Series C Preferred Stock
3.9(s)	Certificate of Amendment to Certificate of Designation of Series C Preferred Stock
3.10(u)	Second Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.
3.11(v)	Third Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.
3.12(aa)	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock of Allarity Therapeutics, Inc.
3.13(bb)	First Certificate of Amendment to Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock
3.14(cc)	Fourth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.
3.15(dd)	Second Amendment to Certificate of Designation (Series A Preferred Stock)
3.16(ff)	Third Certificate of Amendment to Certificate of Designation (Series A Preferred Stock)
3.17(hh)	Fourth Certificate of Amendment (Series A Preferred Stock)
3.18(jj)	Fifth Certificate of Amendment (Series A Preferred Stock)
3.19(ll)	Sixth Certificate of Amendment (Series A Preferred Stock)
4.1(b)	Specimen Common Stock Certificate of Allarity Therapeutics, Inc.
4.2(aa)	Warrant to Purchase Common Stock (3i, LP)
4.3(aa)	Form of Pre-Funded Warrant (April 2023)
4.4(aa)	Form of Common Warrant (April 2023)
4.5(aa)	Modification and Exchange Warrant
4.6(ee)	Form of Pre-Funded Warrant (July 2023)
4.7(ee)	Form of Common Warrant (July 2023)
4.8(ff)	Form of Amended and Restated Common Stock Purchase Warrant (July 2023)
4.9(gg)	Form of New Warrant
4.10(nn)	Form of Pre-Funded Warrant
4.11(nn)	Form of Series A Common Warrant

4.12(nn)	Form of Series B Common Warrant
4.13(jj)	Senior Convertible Note
4.14(ll)	Senior Convertible Note, dated as of February 13, 2024
10.1#(e)	Allarity Therapeutics, Inc. 2021 Equity Incentive Plan
10.2†(a)	Exclusive License Agreement between Oncology Venture A/S and Smerud Medical Research International As Dated as of June 26, 2020
10.3†(a)	Amended and Restated License Agreement between Allarity Therapeutics A/S and LiPlasome Pharma ApS, dated January 2021
10.4†(a)	Exclusive License Agreement between Oncology Venture, APS and 2-BBB Medicines BV, dated as of March 27, 2017
10.5†(c)	Development, Option and License Agreement between Oncology Venture ApS and R-Pharm US Operating LLC, dated March 1, 2019
10.6†(c)	Exclusive License Agreement between Oncology Venture, ApS and Eisai, Inc., dated as of July 6, 2017
10.7†(c)	License Agreement between Novartis Pharma Ag and Oncology Venture, ApS, dated April 6, 2018
10.8+(a)	Securities Purchase Agreement dated May 20, 2021 between Allarity Therapeutics, Inc. and 3i, LP
10.9(a)	Registration Rights Agreement dated May 20, 2021 between Allarity Therapeutics, Inc. and 3i, LP
10.10†(a)	Asset Purchase Agreement dated July 23, 2021 between Allarity Therapeutics A/S and Lantern Pharma Inc.
10.11(c)	First Amendment to the Exclusive License Agreement between Eisai and Allarity Therapeutics A/S dated December 20, 2020.
10.12(d)	Second Amendment to Exclusive License Agreement between Oncology Venture, ApS and Eisai, Inc. dated as of August 3, 2021.
10.13#(f)	Employment Agreement by and between Allarity Therapeutics, Inc. and James G. Cullem
10.14#(f)	Employment Agreement by and between Allarity Therapeutics, Inc. and Marie Foegh, M.D.
10.15(h)	Asset Purchase Agreement between Allarity Therapeutics, Inc. and Allarity Therapeutics A/S dated December 17, 2021
10.16(k)	Assignment and Assumption Agreement between Allarity Therapeutics, Inc. and Allarity A/S
10.17†(k)	Exclusive License Agreement with Oncoheroes Bioscience, Inc. dated January 2, 2022 (Stenoparib)
10.18†(k)	Exclusive License Agreement with Oncoheroes Bioscience, Inc. dated January 2, 2022 (Dovitnib)
10.19†(k)	Amended and Restated License Agreement among Allarity Therapeutics Europe ApS, LiPlasome Pharma ApS, and Chosa ApS dated March 28, 2022
10.20†(k)	Support Agreement between Allarity Therapeutics A/S and LiPlasome Pharma ApS, dated March 28, 2022
10.21(i)	First Amendment to License Agreement between Novartis Pharma Ag and Allarity Therapeutics Europe ApS
10.22(i)	Convertible Promissory Note
10.23(j)	Forbearance Agreement and Waiver
10.24(l)	First Amendment to Forbearance and Waiver
10.25†#(o)	Separation Agreement with Steve Carchedi
10.26†#(o)	Separation Agreement with Jens Knudsen
10.27(o)	Second Amendment to Development Option & License Agreement
10.28†(p)	Second Amendment to License Agreement with Novartis Pharma AG
10.29(q)	Secured Note Purchase Agreement
10.30(q)	Form of Secured Promissory Note
10.31(q)	Security Agreement
10.32#(r)	Employment Agreement with James G. Cullem
10.33#(r)	Employment Agreement with Joan Brown
10.34(t)	Letter Agreement with 3i, LP dated December 8, 2022
10.35(t)	Letter Agreement with 3i, LP dated January 23, 2023
10.36+(s)	Form of Securities Purchase Agreement Series C Preferred Stock
10.37(s)	Form of Registration Rights Agreement
10.38(s)	Limited Waiver Agreement
10.39(aa)	Form of Securities Purchase Agreement (April Offering)
10.40(y)	Form of Lock- Up Agreement (April Offering)
10.41(z)	First Amendment to Secured Note Purchase Agreement
10.42(z)	First Amendment to Security Agreement
10.43(z)	Form of Secured Promissory Note (2023)
10.44(aa)	Secured Promissory Note
10.45(aa)	Modification and Exchange Agreement

10.46(aa)	Cancellation of Debt Agreement
10.47(aa)	First Amendment to Registration Rights Agreement
10.48(aa)	Limited Waiver Agreement
10.49(bb)	Amendment to Modification and Exchange Agreement
10.50(ee)	Form of Securities Purchase Agreement
10.51(bb)	Fourth Amendment to the Exclusive License Agreement with Eisai, Inc.
10.52(ee)	Third Amendment to the Exclusive License Agreement with Eisai, Inc.
10.53(ee)	Form of Limited Waiver and Amendment Agreement
10.54(ee)	3i, LP – Limited Waiver and Amendment Agreement
10.55(dd)	June 2023 Secured Note Purchase Agreement
10.56(dd)	Security Agreement
10.57(dd)	Secured Promissory Note
10.58(ee)	Form of Lock-Up Agreement
10.59(gg)	Form of Inducement Letter
10.60(gg)	Limited Waiver between the Company and 3i, LP
10.61(nn)	Form of Securities Purchase Agreement
10.62(mm)	Form of Lock Up Agreement
10.63#(pp)	Employment Agreement (Steen Knudsen)
10.64(jj)	Securities Purchase Agreement, dated as of January 18, 2024, by and between the Company and the Purchaser listed on the signature page attached thereto
10.65(kk)	Amendment to Securities Purchase Agreement, dated as of January 25, 2024, by and between the Company and the Purchaser listed on the signature page attached thereto
10.66(ll)	Limited Waiver Agreement, dated as of February 13, 2024, by and between the Company and the Purchaser listed on the signature page attached thereto
10.67(oo)	Amendment to Senior Convertible Notes
16.1(n)	Letter from Marcum, LLP dated August 23, 2022, regarding Change in Independent Registered Public Accounting Firm
21(pp)	Subsidiaries of the Registrant
31.1(pp)	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2(pp)	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
31.3*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.4*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1(pp)	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2(pp)	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act
97(pp)	Allarity Therapeutics, Inc. Clawback Policy
101.INS(pp)	Inline XBRL Instance Document
101.SCH(pp)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(pp)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(pp)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(pp)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(pp)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(a)	Incorporated by reference from the Registration Statement on Form S-4 filed with the SEC on August 20, 2021.
(b)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-4 refiled with the SEC on October 20, 2021.
(c)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form S-4 refiled with the SEC on October 20, 2021.
(d)	Incorporated by reference from Amendment No. 4 to Registration Statement on Form S-4 filed with the SEC on November 2, 2021.
(e)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on December 6, 2021.
(f)	Incorporated by reference from Form 8-K filed with the SEC on December 10, 2021.
(g)	Incorporated by reference from Form 8-K filed with the SEC on December 20, 2021.
(h)	Incorporated by reference from Form 8-K filed with the SEC on December 22, 2021.
(i)	Incorporated by reference from Form 8-K filed with the SEC on April 18, 2022.

(j)	Incorporated by reference from Form 8-K filed with the SEC on May 6, 2022.
(k)	Incorporate by reference from Form 10-K filed with the SEC on May 17, 2022.
(l)	Incorporated by reference from Form 8-K filed with the SEC on June 10, 2022.
(m)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2022.
(n)	Incorporated by reference from Form 8-K filed with the SEC on August 12, 2022, as amended on August 24, 2022.
(o)	Incorporated by reference from Form 10-Q filed with the SEC on October 7, 2022.
(p)	Incorporated by reference from Form 8-K filed with the SEC on September 30, 2022.
(q)	Incorporated by reference from Form 8-K filed with the SEC on November 25, 2022.
(r)	Incorporated by reference from Form 8-K filed with the SEC on January 19, 2023.
(s)	Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023.
(t)	Incorporated by reference from Form 10-K filed with the SEC on March 13, 2023.
(u)	Incorporated by reference from Form 8-K filed with the SEC on March 20, 2023.
(v)	Incorporated by reference from Form 8-K filed with the SEC on March 24, 2023.
(x)	Incorporated by reference from Form S-1 filed with the SEC on March 14, 2023.
(y)	Incorporated by reference from Form S-1 filed with the SEC on March 28, 2023.
(z)	Incorporated by reference from Form 8-K filed with the SEC on April 12, 2023.
(aa)	Incorporated by reference from Form 8-K filed with the SEC on April 25, 2023.
(bb)	Incorporated by reference from Form 8-K filed with the SEC on June 1, 2023.
(cc)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2023.
(dd)	Incorporated by reference from Form 8-K filed with the SEC on June 30, 2023.
(ee)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on June 30, 2023.
(ff)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2023.
(gg)	Incorporated by reference from Form 8-K filed with the SEC on September 15, 2023.
(hh)	Incorporated by reference from Form 8-K filed on September 27, 2023.
(ii)	Incorporated by reference from Form S-1 filed on October 30, 2023.
(jj)	Incorporated by reference from Form 8-K filed with the SEC on January 19, 2024.
(kk)	Incorporated by reference from Form 8-K filed with the SEC on January 25, 2024.
(ll)	Incorporated by reference from Form 8-K filed with the SEC on February 14, 2024.
(mm)	Incorporated by reference from Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 15, 2023.
(nn)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on December 5, 2023.
(oo)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2024.
(pp)	Incorporated by reference from Form 10-K filed with the SEC on March 8, 2024.

†	Certain portions of this exhibit were omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.
*	Filed herewith.
#	Indicates a management contract or compensatory plan or arrangement.
+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLARITY THERAPEUTICS, INC.

	By:	/s/ Thomas H. Jensen
Date: April 29, 2024	Name:	Thomas H. Jensen
	Title:	Chief Executive Officer