Form 10-Q
period 2024-03-31
Allarity Therapeutics, Inc.
filed 2024-05-14
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number: 001-41160

ALLARITY THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-2147982
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 School Street, 2nd Floor, Boston, MA	02108
(Address of principal executive offices)	(Zip Code)

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

As of May 13, 2024, there were 17,606,739 shares of the registrant’s common stock, par value $0.0001, outstanding.

Table of Contents

		Page
	Cautionary Note Regarding Forward-Looking Statements	ii

PART I—FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as at March 31, 2024 (Unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2024 and 2023 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2024 and 2023 (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II—OTHER INFORMATION		34

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35

	Signatures	37

i

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to the “Company,” “Allarity,” “we,” “us,” “our” and similar terms refer to Allarity Therapeutics, Inc., Allarity Therapeutics A/S (as predecessor) and its respective consolidated subsidiaries. On April 9, 2024, we effected a 1-for-20 reverse stock split of the shares of our Common Stock (the “Reverse Stock Split”). All historical share and per share amounts reflected throughout this Quarterly Report have been adjusted to reflect the Reverse Stock Split.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that act as well as protections afforded by other federal securities laws. Generally, words such as “achieve,” “aim,” “ambitions,” “anticipate,” “believe,” “committed,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “future,” “goals,” “grow,” “guidance,” “intend,” “likely,” “may,” “milestone,” “objective,” “on track,” “opportunity,” “outlook,” “pending,” “plan,” “position,” “possible,” “potential,” “predict,” “progress,” “roadmap,” “seek,” “should,” “strive,” “targets,” “to be,” “upcoming,” “will,” “would,” and variations of such words and similar expressions identify forward-looking statements, which are not historical in nature. Forward-looking statements may appear throughout this Quarterly Report and other documents we file with the Securities and Exchange Commission (the “SEC”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K, as amended (the “Form 10-K”), initially filed with the SEC on March 8, 2024.

We urge investors to consider all of the risks, uncertainties, and other factors disclosed in these filings carefully in evaluating the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results or developments anticipated by us and reflected or implied by any forward-looking statement contained in this Quarterly Report will be realized or, even if substantially realized, that those results or developments will result in the forecasted or expected consequences for us or affect us, our operations or financial performance as we forecasted or expected. As a result of the matters discussed above and other matters, including changes in facts, assumptions not being realized, or other factors, the actual results relating to the subject matter of any forward-looking statement in this Quarterly Report may differ materially from the anticipated results expressed or implied in that forward-looking statement. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report, and we undertake no obligation to update any such statements to reflect subsequent events or circumstances.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except for share and per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$312	$166
Other current assets	110	209
Prepaid expenses	542	781
Tax credit receivable	1,331	815
Total current assets	2,295	1,971
Non-current assets:
Property, plant and equipment, net	18	20
Intangible assets	9,656	9,871
Total assets	$11,969	$11,862
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$11,058	$8,416
Accrued liabilities	1,553	1,309
Warrant derivative liability	2,664	3,083
Income taxes payable	43	59
Convertible promissory notes and accrued interest, net of debt discount	2,690	1,300
Total current liabilities	18,008	14,167
Non-current liabilities:
Deferred tax	432	446
Total liabilities	18,440	14,613
Commitments and contingencies (Note 16)
Stockholders’ (deficit) equity
Series A Preferred stock $0.0001 par value (20,000 shares designated) shares issued and outstanding at March 31, 2024 and December 31, 2023 were 1,215 and 1,417, respectively (liquidation preference of $4.36 at March 31, 2024)	1,510	1,742
Common stock, $0.0001 par value (750,000,000 shares authorized, at March 31, 2024 and December 31, 2023); shares issued and outstanding at March 31, 2024 and December 31, 2023 were 342,774 and 294,347, respectively	—	—
Additional paid-in capital	90,699	90,369
Accumulated other comprehensive loss	(386)	(411)
Accumulated deficit	(98,294)	(94,451)
Total stockholders’ deficit	(6,471)	(2,751)
Total liabilities, preferred stock and stockholders’ (deficit) equity	$11,969	$11,862

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(U.S. dollars in thousands, except for share and per share data)

	Three months ended March 31,
	2024	2023
Operating expenses:
Research and development	$2,170	$1,427
General and administrative	2,070	2,241
Total operating expenses	4,240	3,668
Loss from operations	(4,240)	(3,668)
Other income (expenses)
Interest income	—	4
Interest expense	(102)	(92)
Foreign exchange gains	76	95
Change in fair value adjustment of derivative and warrant liabilities	419	309
Net other income	393	316
Net loss for the period before tax benefit	(3,847)	(3,352)
Income tax benefit	4	—
Net loss	(3,843)	(3,352)
Deemed dividend of 5% on Series C Convertible Preferred stock	—	(4)
Gain on extinguishment of Series A Convertible Preferred stock	191	—
Deemed dividend on Series A Convertible Preferred stock	(228)	—
Net loss attributable to common stockholders	$(3,880)	$(3,356)
Basic and diluted net loss per common stock	$(22.14)	$(6,356.06)
Weighted-average number of common stock outstanding, basic and diluted	175,266	528
Other comprehensive loss, net of tax:
Net loss	$(3,843)	$(3,352)
Change in cumulative translation adjustment	25	84
Total comprehensive loss attributable to common stockholders	$(3,818)	$(3,268)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2024 and 2023

(Unaudited)

(U.S. dollars in thousands, except for share data)

	Series A Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Value	Number	Value	Number	Value	Number	Value	Number	Value	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2022	13,586	$2,001	190,786	$2	—	$—	—	—	568	$—	$83,158	$(721)	$(82,550)	$(113)
Issuance of Series C Convertible Preferred Stock, net	—	—	—	—	50,000	1,160	—	—	—	—	—	—	—	—
Deemed dividend of 5% and accretion of Series C Convertible Preferred Stock to redemption value	—	—	—	—	—	167	—	—	—	—	(167)	—	—	(167)
Round up of common shares issued as a result of 1-for-35 and 1-for-40 reverse stock splits	—	—	—	—	—	—	—	—	15	—	—	—	—	—
Conversion of Preferred Stock into common stock, net	(3,838)	(565)	—	—	—	—			902	—	565	—	—	565
Redemption of Series B Preferred Stock			(190,786)	(2)			—	—	—	—	2	—	—	2
Stock based compensation (recoveries)	—	—	—	—	—	—	—	—	—	—	(121)	—	—	(121)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	84	—	84
Loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(3,352)	(3,352)
Balance, March 31, 2023	9,748	$1,436	—	$—	50,000	$1,327	—	$—	1,485	$—	$83,437	$(637)	$(85,902)	$(3,102)

See accompanying notes to condensed consolidated financial statements.

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Value, net	Number	Value	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2023	1,417	$1,742	294,390	$—	$90,369	$(411)	$(94,451)	$(2,751)
Conversion of preferred stock into common stock, net	(202)	(269)	27,092	—	269	—	—	—
Extinguishment of preferred stock	—	(191)		—	191	—	—	—
Deemed dividend on preferred stock	—	228		—	(228)	—	—	—
Shares issued for compensation	—	—	14,500	—	90	—	—	90
Sale of common shares, net	—	—	6,792	—	40	—	—	40
Stock based compensation (recoveries)	—	—	—	—	(32)	—	—	(32)
Currency translation adjustment	—	—	—	—	—	25		25
Loss for the period	—	—	—	—	—	—	(3,843)	(3,843)
Balance, March 31, 2024	1,215	$1,510	342,774	$—	$90,699	$(386)	$(98,294)	$(6,471)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,843)	$(3,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	10
Stock-based compensation (recoveries)	(121)	(121)
Unrealized foreign exchange gain	(76)	(87)
Non-cash finance expense	—	4
Non-cash interest	96	83
Change in fair value adjustment of warrant and derivative liabilities	(419)	(309)
Deferred income taxes	(14)	—
Changes in operating assets and liabilities:
Other current assets	99	(19)
Tax credit receivable	(516)	(23)
Prepaid expenses	239	(6)
Accounts payable	2,838	198
Accrued liabilities	244	434
Income taxes payable	(16)	(5)
Operating lease liability	—	(8)
Net cash used in operating activities	(1,487)	(3,201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes and accrued interest, net of discount	1,340	—
Net proceeds from sale of common shares	40	—
Proceeds from Series C Convertible Preferred Stock issuance, net of costs	—	1,160
Redemption of Series B Preferred Stock	—	(2)
Net cash provided by financing activities	1,380	1,158
Net decrease in cash	(107)	(2,043)
Effect of exchange rate changes on cash	253	309
Cash, beginning of period	166	2,029
Cash, end of period	$312	$295
Supplemental information
Cash paid for income taxes	—	6
Cash paid for interest	—	9
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A Convertible Preferred stock to equity, net	269	565
Deemed dividend on Series A Convertible Preferred Stock	(228)	—
Gain on extinguishment of Series A Convertible Preferred Stock	191	—
Deemed 5% dividend on Series C Convertible Preferred Stock	—	(4)
Accretion of Series C Preferred shares to redemption value	—	(163)
Stock issued in conjunction with consulting agreement	90	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and March 31, 2023

(UNAUDITED)

(U.S. dollars in thousands, except for share and per share data and where otherwise noted)

1. Organization, Principal Activities and Basis of Presentation

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

(a) Reverse Stock Split

On April 9, 2024, the Company effected a 1-for-20 reverse stock split of the shares of its Common Stock (the “Reverse Stock Split”). All historical share and per share amounts reflected throughout the Financial Statements (as defined below in 1(b)) and these notes to the financial statements have been adjusted to reflect the Reverse Stock Split. See Note 10(a).

(b) Liquidity and Going Concern

The accompanying unaudited condensed interim consolidated financial statements (the “Financial Statements”) have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Financial Statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

Pursuant to the requirements of Accounting Standard Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date of the Financial Statements, and (1) is probable that the plan will be effectively implemented within one year after the date the financial statements are issued, and (2) it is probable that the plan, when implemented, will mitigate the relevant condition or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. Certain elements of the Company’s operating plan to alleviate the conditions that raise substantial doubt are outside of the Company’s control and cannot be included in management’s evaluation under the requirements of ASC 205-40.

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

The Company has incurred significant losses and has an accumulated deficit of $98.3 million as of March 31, 2024. As of March 31, 2024, the Company’s cash of $312 is insufficient to fund the Company’s current operating plan and planned capital expenditures for the next 12 months. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.

Management’s plans to mitigate the conditions or events that raise substantial doubt include additional funding through public equity, private equity, debt financing, collaboration partnerships or other sources.

On March 19, 2024, the Company entered into an At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC to sell shares of the Company’s Common Stock, with aggregate gross sales proceeds of up to $22 million, from time to time, through an “at-the-market” equity offering program (the “ATM Offering”). As of March 31, 2024, the Company has up to approximately $21.29 million remaining in aggregate gross proceeds that can be issued through the ATM Offering.

In light of the Company’s cash position as of the date of this Quarterly Report, the Company does not have sufficient funds for its current operations and planned capital expenditures. As discussed above, the Company intends to seek capital through sale of its securities or other sources. There are no assurances, however, that the Company will be successful in raising additional working capital, or if it is able to raise additional working capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter into other such capital raising arrangements if and when needed would have a negative impact on its business, results of operations and financial condition and its ability to develop its product candidates.

Although management continues to pursue its funding plans, there is no assurance that the Company will be successful in obtaining sufficient funding to fund continuing operations on terms acceptable to the Company, if at all. Accordingly, based upon cash on hand at March 31, 2024, the Company does not have sufficient funds to finance its operations for at least twelve months from March 31, 2024 and therefore has concluded that substantial doubt exists about the Company’s ability to continue as a going concern.

(c) Basis of Presentation

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as established by the Financial Accounting Standards Board (the “FASB”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The Financial Statements contain all normal and recurring adjustments necessary to state fairly the consolidated balance sheet, results of operations and comprehensive loss, statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the current fiscal year ending December 31, 2024. The financial data presented herein do not include all disclosures required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the fiscal years ended December 31, 2023 and 2022, thereto included in the Company’s Annual Report on Form 10-K, as amended (the “Form 10-K”) initially filed with the SEC on March 8, 2024.

The preparation of the Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The results of operations and cash flows for the interim periods included in the Financial Statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

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

2. Summary of Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Form 10-K, that are of significance, or potential significance, to the Company.

(a) Organization and Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries:

Name	Country of Incorporation
Allarity Acquisition Subsidiary Inc.	United States
Allarity Therapeutics Europe ApS (formerly Oncology Venture Product Development ApS)*	Denmark
Allarity Therapeutics Denmark ApS (formerly OV-SPV2 ApS)*	Denmark
MPI Inc.*(1)	United States

*	Wholly-owned subsidiary of Allarity Acquisition Subsidiary, Inc.
(1)	In the process of being dissolved because inactive.

All intercompany transactions and balances, including unrealized profits from intercompany sales, have been eliminated upon consolidation.

(b) Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Significant estimates and assumptions reflected in the Financial Statements include, but are not limited to, the fair value of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, warrants, convertible debt, convertible promissory note, and the accrual for research and development expenses, fair values of acquired intangible assets and impairment review of those assets, share based compensation expense, and income tax uncertainties and valuation allowances. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed considering reasonable changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known and if material, their effects are disclosed in the notes to the financial statements. Actual results could differ from those estimates or assumptions.

(c) Foreign currency and currency translation

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

Adjustments that arise from exchange rate translations are included in other comprehensive loss in the consolidated statements of operations and comprehensive loss as incurred. The Company recorded a foreign exchange translation gain of $25 and $84, included in accumulated other comprehensive loss for the three month periods ended March 31, 2024 and 2023, respectively.

(d) Concentrations of credit risk and of significant suppliers

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

(e) Cash

Cash consists primarily of highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents.

(f) Accumulated other comprehensive loss

Accumulated other comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2024, and 2023, the Company’s other comprehensive gain was comprised of currency translation adjustments.

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

(h) Reclassification

During the three months ended March 31, 2023, we have reclassified financing costs of $9 from other income and expenses to general and administrative expenses with no net impact upon our operating results or cash flows for either the current or prior periods.

(i) Recently Issued Accounting Pronouncements

Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. All other ASUs issued through the date of the Financial Statements were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s condensed consolidated financial position and results of operations.

3. Intangible assets

During the three months ended March 31, 2024, because of continuing downward pressure on the Company’s shares of Common Stock, the Company performed an impairment assessment with a WACC of 26% and determined that no further impairment of the Company’s intangible assets is required as of March 31, 2024.

The Company’s IPR&D assets have been classified as indefinite-lived intangible assets. The Company’s individual material development project in progress, Stenoparib, is recorded at $9,656 and $9,871 on March 31, 2024, and December 31, 2023, respectively.

4. Accrued liabilities

The Company’s accrued liabilities are comprised of the following:

	March 31, 2024	December 31, 2023
Development cost liability	$658	$114
Accrued interest on milestone liabilities	147	101
Accrued audit and legal	65	425
Payroll accruals	393	398
Accrued consulting fees	150	150
Accrued Board member and scientific advisory fees	140	60
Other	—	61
	$1,553	$1,309

5. Convertible promissory note due to Novartis

On January 26, 2024, we received a termination notice from Novartis Pharma AG, a company organized under the laws of Switzerland (“Novartis”) due to a material breach of that certain license agreement dated April 6, 2018, as amended to date (the “License Agreement”). Accordingly, under the terms of the License Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. As of March 31, 2024, the liability is recorded as a current liability on the Company’s condensed unaudited consolidated balance sheets as follows: $3,600 in accounts payable, $1,317 convertible promissory notes and accrued interest, net of debt discount, and $147 in accrued liabilities.

6. Convertible senior promissory notes due to 3i, LP (3i”)

(a)	3i Convertible Senior Promissory Notes (2024) (collectively the “2024 Notes”)

During the three months ended March 31, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”), as amended, with 3i, pursuant to which three senior convertible promissory notes were issued as follows:

i.	On January 18, 2024, in an aggregate principal amount of $440 due on January 18, 2025, and with a set conversion price of $8.95 per share, for an aggregate purchase price of $400, representing an approximate 10% original issue discount (the “First Note”).

ii.	On February 13, 2024, in an aggregate principal amount of $440 due on February 13, 2025, and with a set conversion price of $8.10 per share, for an aggregate purchase price of $400, representing an approximately 10% original issue discount (the “Second Note”).

iii.	On March 14, 2024, in an aggregate principal amount of $660 due on March 14, 2025, and with a set conversion price of $7.00 per share, for an aggregate purchase price of $600, representing an approximately 10% original issue discount (the “Third Note”).

The Company agreed to use the net proceeds from the sale of the 2024 Notes, among other things, for accounts payable and for working capital purposes. Unless the transaction documents state otherwise, the Company may not prepay any portion of the principal amount of the 2024 Notes without 3i’s prior written consent.

The Company evaluated the terms of the 2024 Notes as required pursuant to ASC 570, 480, 815 and ASU 2020-06, and concluded the 2024 Notes will be recorded at $1,340, net of share issuance costs of $40, and accreted to redemption value of $440 on January 18, 2025, $440 on February 13, 2025, and $660 on March 14, 2025, using the effective interest method. The total debt discount of $140 and costs of $60 of the 2024 Notes are being amortized to interest expense over the one year term of each tranche of the debt. As of March 31, 2024, we have recorded $37 as interest expense. The balance outstanding at March 31, 2024 is $1,377. See Note 17(a) iii.

The Company agreed to pay interest to 3i on the aggregate unconverted and then outstanding principal amount of the 2024 Notes at the rate of 8% per annum with interest payments commencing one month after the initial receipt of net proceeds. The interest on each of the 2024 Notes is payable in cash or, at the 3i’s option, in shares of our Common Stock, at the 90% of the lowest VWAP during the previous ten trading days that is immediately prior to the interest payment dates. Under the terms of the 2024 Notes, 3i has the exclusive right to choose whether to receive interest payments in cash or as shares of our Common Stock.

Conversion of the 2024 Notes

The Company has committed to keeping enough of its authorized but unissued shares of Common Stock available exclusively for conversion of the 2024 Notes. The number of shares to be issued upon conversion of the 2024 Notes will be calculated by dividing the outstanding principal amount of the respective 2024 Notes to be converted by their respective conversion prices as described above. The conversion prices of the 2024 Notes are subject to adjustment to equal the price of subsequent equity sales. 3i’s ownership percentage of our shares of Common Stock is limited to no more than 4.99%, as determined according to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and its accompanying rules. Additionally, the Company cannot issue shares of its Common Stock in relation to the 2024 Notes transaction, including shares due upon the 2024 Notes conversion or otherwise, that exceed 19.99% of its total outstanding shares of Common Stock, unless otherwise permitted by the 2024 Notes and related documents.

Redemption

Subject to the provisions of the 2024 Notes, if, at any time while the 2024 Notes are outstanding, the Company engages in one or more subsequent financings, 3i may require us to first use up to 100% of the gross proceeds of such financing to redeem all or a portion of the 2024 Notes at 105%. However, if the Company were to raise capital in the ATM Offering, 3i may request up to 20% of the proceeds to redeem the Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at the stated value.

Events of Default

The 2024 Notes include customary event of default provisions and provide for a mandatory default provision. Upon the occurrence of an event of default, 3i may require the Company to pay in cash the “Mandatory Default Amount” which is defined in the 2024 Notes to mean the sum of (a) the greater of (i) the outstanding principal amount of the First Note, the Second Note and the Third Note, plus all accrued and unpaid interest thereon, divided by the lesser of (i) $8.95 in the case of the First Note, $8.10 in the case of the Second Note, and $7.00 in the case of the Third Note, or (ii) 85% of the average of the three lowest VWAPs during the 10 trading days ending on the trading day that is immediately prior to the applicable date the Mandatory Default Amount is either (A) demanded or otherwise due or (B) paid in full, whichever has a lower conversion price, multiplied by the highest closing price for the Company’s shares of Common Stock on the trading market during the period beginning on the date of first occurrence of the event of default and ending on the date the Mandatory Default Amount is paid in full, or (ii) 130% of the sum of the outstanding principal amount of the First and Second Note, plus accrued and unpaid interest hereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the First Note, the Second Note and the Third Note.

Negative Covenants

While any of the 2024 Notes are outstanding, without prior written consent from 3i and holders of at least 50.01% of the outstanding 2024 Notes, the Company is restricted from (i) incurring any debt exceeding $250 in total; (ii) creating any liens on their property, except for permitted ones; (iii) making amendments to their charter documents that adversely affect 3i’s rights; (iv) repurchasing the Company’s shares of Common Stock or equivalents, except under specific conditions related to conversion shares under the Second Note and equity incentives for departing officers and directors, capped at $50 in total; (v) repurchasing or acquiring any indebtedness other than the First Note and the Second Note, unless it is done pro-rata; (vi) paying cash dividends or distributions on their equity securities; (vii) engaging in transactions with any affiliates or related parties, unless permitted by the SPA; and (viii) entering into agreements related to the above restrictions.

Registration Rights

The Company agreed to register with the SEC the resale of its shares of the Common Stock issuable upon conversion of the 2024 Notes pursuant to the SPA. We agreed to reimburse 3i of reasonable attorneys’ fees and expenses incurred by 3i for significant work in connection with the closings contemplated in the SPA. The SPA also provides for indemnification of 3i if it incurs losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to, among other things, a breach by us of any of our representations, warranties or covenants under the SPA.

(b)	3i Convertible Secured Promissory Notes (2023)

On November 22, 2022, the Company entered into a Secured Note Purchase Agreement (“Purchase Agreement”) with 3i, whereby the Company authorized the sale and issuance of three Secured Promissory Notes (each a “Note” and collectively, the “Notes”). Effective November 28, 2022, the Company issued: (1) a Note in the principal amount of $1,667 as payment of $1,667 due to 3i in Alternative Conversion Floor Amounts (as defined in the Notes) that began to accrue on July 14, 2022; and (2) a Note in the principal amount of $350 in exchange for cash. Effective December 30, 2022, the Company issued an additional Note in the principal amount of $650 in exchange for cash.

Each Note matured on January 1, 2024, carried an interest rate of 5% per annum, and was secured by all of the Company’s assets pursuant to a security agreement (the “Security Agreement”). In addition, the Holder may exchange the Notes for the Company’s shares of Common Stock at an exchange price equal to the lowest price per share of the equity security sold to other purchasers, rounded down to the nearest whole share, if the Company concludes a future equity financing prior to the maturity date or other repayment of such promissory note. Lastly, each Note and interest earned thereon may be redeemed by the Company at its option at any time or the holder may demand redemption if a) the Company obtains gross proceeds of at least $5 million in a financing in an amount of up to 35% of the gross proceeds of the financing or b) there is an Event of Default (as defined in the Note agreement). Discounts to the principal amounts are included in the carrying value of the Notes and amortized to interest expense over the contractual term of the underlying debt. During 2022, the Company recorded a $34 debt discount upon issuance of the Notes related to legal fees paid that were capitalized as debt issuance costs. For the three months ended March 31, 2023, interest expense totaled $43, comprised of $33 for contractual interest and $10 for the amortization of the debt discount.

The 3i Convertible Secured Promissory Notes were paid in full and cancelled on April 21, 2023.

7. Preferred Stock

A.	Series A Convertible Preferred Stock and Common Stock Purchase Warrants

(a) Amendments to Series A Convertible Preferred Stock

i.	Determination of Conversion Price Adjustments for Series A Preferred Stock

On December 9, 2022, the Company and 3i entered into a letter agreement (the “2022 Letter Agreement”) which provided that pursuant to Section 8(g) of the Company’s Certificate of Designations for the Series A Preferred Stock (the “COD”), the Company and 3i agreed that the Conversion Price (as defined in the COD) was modified to mean the lower of: (i) the Closing Sale Price (as defined in the COD) on the trading date immediately preceding the Conversion Date (as defined in the COD) and (ii) the average Closing Sale Price (as defined in the COD) of the common stock for the five trading days immediately preceding the Conversion Date (as defined in the COD), for the Trading Days (as defined in the COD) through and inclusive of January 19, 2023. Any conversion which occurs shall be voluntary at the election of 3i, which shall evidence its election as to the Series A Preferred Stock being converted in writing on a conversion notice setting forth the then Minimum Price (as defined in the COD). Management determined that the adjustment made to the Conversion Price is not a modification of the COD which allows for adjustments to the Conversion Price (as defined in the COD) at any time by the Company and the other terms of the COD remained unchanged.

On January 23, 2023, the Company and 3i amended the 2022 Letter Agreement, to provide that the modification of the term Series A Preferred Stock Conversion Price (the “Series A Preferred Stock Conversion Price”) to mean the lower of: (i) the Closing Sale Price (as defined in the COD) on the trading date immediately preceding the Conversion Date (as defined in the COD and (ii) the average Closing Sale Price (as defined in the COD) of the Company’s shares of Common Stock for the five trading days immediately preceding the Conversion Date (as defined in the COD), for the Trading Days (as defined in the COD) will be in effect until terminated by the Company and 3i.

ii.	Modification to Conversion Price of Series A Preferred Stock and 3i Exchange Warrants

On January 14, 2024, pursuant to the terms of the First Note, the Company modified the conversion price of the 3i Exchange Warrants from $20.00 to $8.95, thereby increasing the number of Exchange Warrants outstanding from 220,361 at December 31, 2023 to 492,317 outstanding at January 14, 2024. Also on January 14, 2024, the conversion price of the outstanding 1,417 shares of Series A Preferred Stock was revised from $20.00 to $8.95. The Company filed the Fifth Certificate of Amendment to Amended and Restated COD (the “Fifth Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $8.95. As of January 14, 2024, the Company used the Black-Scholes option pricing model to determine the fair value of the 1,417 Series A Preferred Stock outstanding at $1,970 versus their carrying value of $1,742. Accordingly, the Company has recorded a deemed dividend of $228 as at January 14, 2024. At a stated value of $1,080 for each share of Series A Preferred Stock, the revised price of $8.95 per share results in the 1,417 shares being convertible into 170,952 shares of Common Stock as of January 14, 2024.

On February 13, 2024, pursuant to the terms of the Second Note, the Company modified the conversion price of the 3i Exchange Warrants from $8.95 to $8.10 and thereby increased the number of Exchange Warrants outstanding from 492,317 on January 18, 2024, to 544,101 on February 13, 2024. The Company filed the Sixth Certificate of Amendment to Amended and Restated COD (the “Sixth Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $8.10. As of February 14, 2024, the Company used the Black-Scholes option pricing model to determine the fair value of the then 1,296 Series A Preferred Stock outstanding and concluded there was a gain on extinguishment of $122. At a stated value of $1,080 for each share of Series A Preferred Stock, the revised price of $8.10 per share results in the 1,296 shares being convertible into 493,573 shares of Common Stock.

On March 14, 2024, pursuant to the terms of the Third Note, the Company modified the conversion price of the 3i Exchange Warrants from $8.10 to $7.00 and thereby increased the number of Exchange Warrants outstanding from 544,101 on February 13, 2024, to 829,423 on March 14, 2024. The Company filed the Seventh Certificate of Amendment to Amended and Restated COD (the “Seventh Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $7.00. As of March 14, 2024, the Company used the Black-Scholes option pricing model to determine the fair value of the then 1,296 Series A Preferred Stock outstanding and concluded there was a gain on extinguishment of $69. At a stated value of $1,080 for each share of Series A Preferred Stock, the revised price of $7.00 per share results in the 1,215 shares being convertible into 535,286 shares of Common Stock.

(b) Accounting

i.	Series A Preferred Stock

As a result of fair value adjustments during the three month period ended March 31, 2024, the Company recognized a deemed dividend of $228 and an extinguishment gain of $191 on our outstanding Series A Preferred Stock. Inputs used in the Black-Scholes valuation models utilized to fair value the modifications to the Series A Preferred Stock during the three month period ended March 31, 2024, are as follows:

	January 14, 2024	February 14, 2024	March 14, 2024
Initial exercise price	$20.00	$8.95	$8.10
Stock price on valuation date	$8.95	$8.10	$7.10
Risk-free rate	4.82%	5.05%	5.10%
Term (in years)	0.25	0.17	0.08
Rounded annual volatility	145%	122%	130%

iii.	3i Warrants

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

(c) Series A Preferred Stock Conversions

i.	Three month period ended March 31, 2024

During the three month period ended March 31, 2024, 3i exercised its option to convert 202 shares of Series A Preferred Stock for 27,092 shares of common stock at the fair value of $269. As of March 31, 2024, we had 1,215 shares of Series A Preferred Stock issued and outstanding. See Note 17(a) i.

ii.	Three month period ended March 31, 2023

During the three month period ended March 31, 2023, 3i exercised its option to convert 3,838 shares of Series A Preferred Stock for 902 shares of common stock at the fair value of $565. As of March 31, 2023, we had 9,748 shares of Series A Preferred Stock issued and outstanding.

The accounting for the Series A Preferred Stock and Warrants is illustrated in the table below:

	Consolidated Balance Sheets				Consolidated Statement of Operations & Comprehensive Loss
	3i Exchange Warrant liability	Series A Preferred Stock	Common Stock	Additional paid-in capital	Fair value adjustment to derivative and warrant liabilities
Balances at December 31, 2023	$820	$1,742	$—	$(7,208)	$—
Conversion of 202 Series A Preferred Stock, net	—	(269)	—	269	—
Extinguishment of Series A Preferred Stock		(191)		191
Deemed dividend on January 14, 2024, modification	—	228	—	(228)	—
Fair value adjustment at March 31, 2024	736	—	—	—	(736)
	$1,556	$1,510	$—	$(6,976)	$(736)

	Consolidated Balance Sheets				Consolidated Statement of Operations & Comprehensive Loss
	3i Exchange Warrant liability	Series A Convertible Preferred Stock – Mezzanine Equity	Common Stock	Additional paid-in capital	Fair value adjustment to derivative and warrant liabilities
Balances at December 31, 2022	$374	$2,001	$—	$(3,756)	$—
Conversion of 3,838 Series A Preferred Stock, net	—	(575)	—	575	—
Fair value adjustment at March 31, 2023	(309)	—	—	—	309
	$65	$1,426	$—	$(3,181)	$309

B.	Series C Convertible Preferred Stock

On February 28, 2023, the Company entered into a Securities Purchase Agreement (the “2023 SPA”) with 3i for the purchase and sale of 50,000 shares of Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”) at a purchase price of $24.00 per share, for a subscription receivable in the aggregate amount equal to the total purchase price of $1.2 million (the “Series C Offering”). The 50,000 shares of Series C Preferred Stock (the “Shares”) are convertible into shares of the Company’s Common Stock, subject to the terms of the Series C Certificate of Designation (“Series C COD”).

The Company evaluated the terms of the Series C Preferred Stock as required pursuant to ASC 570, 480, 815 and ASU 2020-06, and concluded the Series C Preferred Stock will be recorded at fair value of $1,200, net of share issuance costs of $40, and accreted to redemption value of $1,485 on April 21, 2023, using the effective interest method. The Company will also accrue dividends of 5%. The roll forward of the Series C Preferred Stock as of March 31, 2023, is as follows:

March 31, 2023
Series C Preferred Stock, cash received	$1,200
Less debt discount, opening	(40)
Plus, 5% dividend and accretion	167
Series C Preferred Stock – net, ending balance	$1,327

Effective April 21, 2023, all of the 50,000 shares of Series C Preferred stock were exchanged for Series A Preferred Stock.

8. Derivative Liabilities

(a)	Continuity of Common Share Purchase Warrant and 3i Warrant Derivative Liabilities

The Common Share Purchase Warrants, comprised of the April 2023, July 2023 and September 2023 Inducement Warrants, and 3i Exchange Warrant derivative liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value the year ended December 31, 2023, and for the three month period ended March 31, 2024, is presented in the following tables:

	Common Share Purchase Warrants	3i Exchange Warrants
Balance as of January 1, 2023	$—	$374
Issuance date fair value of April, July & September 2023 Common share purchase warrants	15,161	—
Modifications to fair value upon exercise	592	—
Change in fair value adjustment of derivative and warrant liabilities	(11,911)	1,477
Amount transferred to Equity	(1,579)	(1,031)
Balance as of December 31, 2023	$2,263	$820
Fair value per Common warrant / 3i Warrant / issuable at period end	$8.82	$3.80

	Common Share Purchase Warrants	3i Exchange Warrants
Balance as of January 1, 2024	$2,263	$820
Change in fair value adjustment of derivative and warrant liabilities	(1,155)	736
Balance as of March 31, 2024	$1,108	$1,556
Fair value per Common warrant / 3i Warrant / issuable at period end	$4.32	$2.40

(b)	Common Share Purchase Warrants – Valuation Inputs

On March 31, 2024, the Company used the Black-Scholes Merton model to estimate the fair value of the Common Share Purchase Warrants derivative liability at $1,108, using the following inputs:

	April 2023 Warrants	July 2023 Warrants	September 2023 Inducement Warrants
Initial exercise price	$20.00	$20.00	$20.00
Stock price on valuation date	$6.02	$6.02	$6.02
Risk-free rate	4.19%	4.19%	4.13%
Term (in years)	4.28	4.28	4.95
Rounded annual volatility	123%	123%	121%

(c)	3i Warrants – Valuation Inputs

On March 31, 2024 and 2023, the Company utilized the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to estimate the fair value of the 3i Warrants to be approximately $65 and $2,265, respectively. The 3i Warrants were valued at March 31, 2024 and 2023, using the following inputs:

	March 31, 2024	March 31, 2023
Initial exercise price	$0.35	$9.91
Stock price on valuation date	$0.30	$1.68
Risk-free rate	5.09%	4.13%
Expected life of the Warrant to convert (years)	0.72	1.73
Rounded annual volatility	136%	175%
Timing of liquidity event	6/30/2024	6/30/2023
Expected probability of event	10%	90%

The shares of Series A Preferred Stock converted in the three-month periods ended March 31, 2024 and 2023, were recorded at $269 and $565, respectively.

9. Stockholders’ Equity

(a) Amendment to Certificate of Incorporation – Reverse Stock Split

On April 4, 2024, the Company filed a Fifth Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State to effect a 1-for-20 share consolidation of our shares of Common Stock effective as of April 9, 2024 (“Share Consolidation”). No fractional shares were issued in connection with the Share Consolidation. If, as a result of the Share Consolidation, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up to the next whole number. The Share Consolidation resulted in a reduction of our outstanding shares of Common Stock as of March 31, 2024, from 6,854,604 to 342,774. The par value of our authorized stock remained unchanged at $0.0001. As of the date of the Financial Statements all references to our Common Stock have been retrospectively adjusted to reflect the one for 20 shares, unless otherwise noted. The Company is authorized to issue 750,500,000 shares, consisting of (i) 750,000,000 shares of Common Stock, par value $0.0001 per share, and (ii) 500,000 shares of Preferred Stock, par value of $0.0001 per share.

(b) Share issuances

i.	Three month period ended March 31, 2024

During the three month period ended March 31, 2024,

(a)	3i exercised its option to convert 202 shares of Series A Preferred Stock for 27,092 shares of Common Stock at the fair value of $269. As of March 31, 2024, we had 1,215 shares of Series A Preferred Stock issued and outstanding. See Note 17(a) i;

(b)	The Company issued 14,500 shares of Common Stock valued at $90 to James G. Cullem (the Company’s former CEO) in exchange for consulting services; and

(c)	Pursuant to the terms of an ATM Offering, the Company issued and sold 6,792 shares of Common Stock in exchange for $40 in cash.

i.	Three month period ended March 31, 2023

During the three months ended March 31, 2023, the Company issued 902 shares of Common Stock valued at $565, as a result of the conversion of 3,838 shares of Series A Preferred Stock.

10. Stock-based payment plan and stock-based payments

Amended and Restated 2021 Equity Incentive Plan (the “Plan”)

During the three months ended March 31, 2024, pursuant to approval by the Company’s Board of Directors, the Company has amended and restated the Plan as follows:

i.	Number of shares available: increased the number of shares reserved and available for grant and issuance pursuant to the Plan to 108,416 Shares, plus an amount derived by the difference between 15% of the Company’s issued and outstanding shares of Common Stock issued in the Company’s Recapitalization Share Exchange covered by the Company’s registration statement on Form S-4 (SEC File No. 333-258968) and 108,416 Shares. For the sake of clarity, the initial number of Shares reserved and available for grant as of the date of adoption of the Plan by the Board is an amount equal to 15% of the Company’s issued and outstanding shares of Common Stock issued in the Company’s Recapitalization Share Exchange covered by the Company’s registration statement on Form S-4 (SEC File No. 333-258968).

ii.	Automatic Share Reserve Increase: The number of Shares available for grant and issuance under the Plan will be increased on January 1st of each of 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock issued and outstanding on each December 31 immediately prior to the date of increase or (b) such number of Shares determined by the Board.

Stock-based payments

During the three months ended March 31, 2024, total stock-based payment (recoveries) / expenses recorded in the condensed consolidated statement of operations and comprehensive loss were ($32), of which ($21) and ($11) are recognized as general and administrative and research and development recoveries, respectively. During the three months ended March 31, 2023, total stock-based payment (recoveries) / expenses recorded in the condensed consolidated statement of operations and comprehensive loss were ($121), of which ($82) and ($39) are recognized as general and administrative and research and development recoveries, respectively.

Total compensation cost for non-vested warrants as at March 31, 2024, is $32 and is expected to be realized through the end of December 31, 2024. During the three-month periods ended March 31, 2024, and 2023, no options were granted.

A summary of stock option activity under the Company’s stock option plans during the three-month period ended March 31, 2024, is presented below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Share	Weighted Average Life (in years)
Outstanding December 31, 2023	19	$157,520	3.16
Cancelled or expired	(5)	186,504	—
Outstanding as of March 31, 2024	14	$104,354	2.81
Options exercisable at March 31, 2024	13	$27,006	2.81

11. License and Development Agreements

(a) License Agreement with Novartis for Dovitinib

On January 26, 2024, we received a termination notice from Novartis due to a material breach of the License Agreement. Accordingly, under the terms of the License Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. As of March 31, 2024, the liability is recorded as a current liability on the Company’s condensed unaudited consolidated balance sheets as follows: $3,600 in accounts payable, $1,317 convertible promissory notes and accrued interest, net of debt discount, and $147 in accrued liabilities.

(b) License Agreement with Eisai Inc. for Stenoparib

The Company holds the exclusive worldwide rights to all preventative, therapeutic and/or diagnostic uses related to cancer in humans and by amendment to the agreement on December 11, 2020, viral infections in humans (including, but not limited to, coronaviruses) for Stenoparib from Eisai, Inc. (“Eisai”) pursuant to a license agreement (the “Eisai License Agreement”). Pursuant to the Eisai License Agreement, the Company is solely responsible for the development of Stenoparib during the term of the Eisai License Agreement. Eisai License Agreement also provides for a joint development committee consisting of six members, three appointed by us and three appointed by Eisai. One of the Company’s members of the joint development committee is designated chair of the committee and has the power to break any deadlock in decisions by the committee that must be made by a majority vote with each representative having one vote. The purpose of the committee is to implement and oversee development activities for Stenoparib pursuant to the clinical development plan, serving as a forum for exchanging data, information and development strategy.

Effective July 12, 2022, the Company’s July 6, 2017 Exclusive License Agreement with Eisai Inc. (the “Third Amendment”), the terms of the original exclusive license were further amended in order to (1) further postpone the due date of the extension payment and extend the deadline for the Company’s successful completion of its first Phase 1b or Phase 2 clinical trial for Stenoparib beyond December 31, 2022; and (2) amend terms related to Eisai’s right of termination of development.

On May 26, 2023, the Company and Eisai entered into a fourth amendment to the Exclusive License Agreement with an effective date of May 16, 2023, to postpone the extension payment, restructure the payment schedule and extend the deadline to complete enrollment in a further Phase 1b or Phase 2 Clinical Trial for the Stenoparib. The Company agreed to pay Eisai in periodic payments as follows: (i) $100, which has been paid; (ii) $50 within 10 days of execution of the fourth amendment, which has been paid; (iii) $100 upon completion of a capital raise, which has been paid; and (iv) $850 on or before March 1, 2024.

On February 26, 2024, in exchange for an additional $150, paid as of May 1, 2024, the Company and Eisai entered into a fifth amendment to the Exclusive License Agreement to postpone the payment of $850 until the completion of a ten million dollar financing, expected to be completed before the end of May 2024, but in no event later than September 1, 2024.

Development Milestone Payments

The Company has agreed to make milestone payments to Eisai in connection with the development of Stenoparib by the Company or its affiliates, or by a third-party program acquirer that assumes control of the Stenoparib development program from the Company corresponding to: (i) successful completion of a Phase 2 clinical trial; (ii) upon dosing of the first patient in the first Phase 3 clinical trial; (iii) upon submission of the first NDA with the FDA; (iv) submission of an MAA to the EMA; (v) submission of an NDA to the MHLW in Japan; (vi) upon receipt of authorization by the FDA to market and sell a licensed product; (vii) upon receipt of approval of an MAA by the EMA for a licensed product; and (viii) upon receipt of approval by the MHLW in Japan for a licensed product. If all milestones have been achieved, the Company may be obligated to pay Eisai up to a maximum of $94 million. In addition, the Company has agreed to pay Eisai a one-time sales milestone payment in the amount of $50 million the first time the Company’s annual sales of licensed product   is $1 billion or more.

Royalty Payments

In addition to the milestone payments described above, the Company has agreed to pay Eisai royalties based on annual incremental sales of product derived from Stenoparib in an amount between 5% and 10% of annual sales of between $0 and $100 million, between 6% and 10% of annual sales between $100 million and $250 million, between 7% and 11% of annual sales between $250 million and $500 million, and between 11% and 15% of annual sales in excess of $500 million.

The Company is obligated to pay royalties under the agreement on a country-by-country and product-by-product basis for a period that commences with the first commercial sale of a product until the later of (i) the expiration of the last to expire valid claim of any licensed patent covering such licensed product in such country; or, (ii) the expiration of regulatory-based exclusivity for such licensed product in such country or (iii) the 15 year anniversary of the date of first commercial sale of such licensed product in such country. However, the agreement may be terminated sooner without cause by the Company upon 120 days prior written notice, or upon written notice of a material breach of the agreement by Eisai that is not cured within 90 days (30 days for a payment default).

Eisai also has the right to terminate the agreement upon written notice of a material breach of the agreement by the Company that is not cured within 90 days (30 days for a payment default) or if the Company files for bankruptcy. By an amendment effective as of August 3, 2021, and executed by Eisai on August 23, 2021, Eisai also has the right to terminate the agreement if the Company does not complete a Phase 2 clinical trial before December 31, 2022, unless we elect to pay a $1,000 extension payment (the “Extension Payment”). Notwithstanding the foregoing, in the event the Company fails to enroll and dose at least 30 patients with the first dose of cancer drug in the ongoing Phase 2 Ovarian Cancer Clinical Trial by July 1, 2022, then the Extension Payment will be due and payable in fully by July 30, 2022. In addition, if the Company fails to achieve successful completion of first Phase 2 Clinical Trial prior to December 31, 2022, and does not elect to pay the Extension Payment then Eisai may terminate the agreement in its sole discretion pursuant to the terms of the amendment.

Option to Reacquire Rights to Stenoparib

For the period commencing with enrollment of the first five patients in a Phase 2 clinical trial pursuant to the clinical development plan and ending 90 days following successful completion of such Phase 2 clinical trial, Eisai has the option to reacquire our licensed rights to develop Stenoparib for a purchase price equal to the fair market value of our rights, giving effect to the stage of development of Stenoparib that we have completed under the agreement. The Company commenced a Phase 2 clinical trial April 15, 2019, and as of the date of the Financial Statements, Eisai has not indicated an intention to exercise its repurchase option.

(c) Development, Option and License Agreement with R-Pharm for IXEMPRA®

On March 1, 2019, the Company entered into an option to in-license the rights to any and all therapeutic and/or diagnostic uses in humans for IXEMPRA® in the European Union (Great Britain but excluding Switzerland and Lichtenstein) (the “Territory”) from R-Pharm U.S. Operating, LLC (“R-Pharm”), pursuant to a Development, Option and License Agreement (the “Option”). By an amendment to the agreement dated August 4, 2022, for no consideration, the Option will expire on September 1, 2023, if not exercised by the Company before then. The Option provides a right of extension, should we elect, for an additional $250. As of the date of this Quarterly Report, the Company has not extended the option with R-Pharm.

12. Related party

During the three month periods March 31, 2024 and 2023, a director of the Company was paid $125 and $45 respectively, in fees as a consultant.

13. Loss per share of common stock

Basic loss per share is derived by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, of the potential exercise or conversion of securities, such as warrants and stock options, which would result in the issuance of incremental shares of common stock unless such effect is anti-dilutive. In calculating the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remained the same for both calculations because when a net loss exists, dilutive shares are not included in the calculation. Potentially dilutive securities outstanding, as determined by the latest applicable conversion price, that have been excluded from diluted loss per share due to being anti-dilutive include the following:

	March 31,	March 31,
	2024	2023
Warrants and stock options	886,104	94
Series A Convertible Preferred stock	535,286	190
Series C Convertible Preferred stock	—	48
Convertible debt	213,549	1,984
	1,634,939	2,316

14. Financial Instruments

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of March 31, 2024, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$(1,107)	$(1,107)
Derivative warrant liability	—	—	(1,556)	(1,556)
	$—	$—	$(2,663)	$(2,663)

	Fair Value Measurements as of December 31, 2023, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$(2,263)	$(2,263)
Derivative warrant liability	—	—	(820)	(820)
	$—	$—	$(3,083)	$(3,083)

Methods used to estimate the fair values of our financial instruments, not disclosed elsewhere in the Financial Statements, are as follows:

When available, the Company’s marketable securities are valued using quoted prices for identical instruments in active markets. If the Company is unable to value its marketable securities using quoted prices for identical instruments in active markets, the Company values its investments using broker reports that utilize quoted market prices for comparable instruments. The Company has no financial assets or liabilities measured using Level 2 inputs. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.

The Company recognizes its derivative liabilities as Level 3 and values its derivatives using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using terms in the notes that are subject to volatility and market price of the underlying shares of Common Stock.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the date the actual event or change in circumstances that caused the transfer occurs. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers between Level 1 or Level 2 during the three-month periods ended March 31, 2024 and 2023.

15. Income Taxes

The effective tax rate for the three-month periods ended March 31, 2024 and 2023, was not impacted by unbenefited losses.

16. Commitments and Contingencies

(a) SEC Request

In January 2023, the Company received a request to produce documents from the SEC that stated that the staff of the SEC is conducting an investigation known as “In the Matter of Allarity Therapeutics, Inc.” to determine if violations of the federal securities laws have occurred. The documents requested appear to focus on submissions, communications, and meetings with the FDA regarding our NDA for Dovitinib or Dovitinib-DRP. The SEC letter also stated that investigation is a fact-finding inquiry and does not mean that that the SEC has concluded that the Company or anyone else has violated the laws. As a result of the disclosure of the SEC request, The Nasdaq Stock Market LLC (“Nasdaq”) staff has also requested us to provide them with the information requested by the SEC in which the Company is complying.

(b) Nasdaq Delisting Notifications

On February 1, 2024, the Company attended a de-listing appeal hearing with Nasdaq, and on March 12, 2024, the Company received a response from Nasdaq granting the Company’s request to continue its listing on Nasdaq subject to the requirement that on or before April 24, 2024, the Company shall demonstrate compliance with the Bid Price and on Equity Rules. On April 27, 2024, we received a confirmation from Nasdaq that the Company has regained compliance with the minimum bid price requirement in Listing Rule 5550(a)(2) (the “Bid Price Rule”), as required by the Hearing Panel’s (“Panel”) decision of March 12, 2024. As a result of the capital raise under the ATM Offering, the Company has communicated to Nasdaq its belief that it has achieved compliance with the Equity Rules, subject to a confirmation from Nasdaq.

17. Subsequent Events

For the Financial Statements, and for the three months then ended, the Company evaluated subsequent events through the date on which the Financial Statements were issued. All subsequent events not disclosed elsewhere in this Quarterly Report are disclosed below.

(a) 3i LP Transactions

During the period April 1, 2024, through May 6, 2024, 3i:

i.	converted 1,215 Series A Preferred Stock for 452,131 shares of Common Stock at prices of between $1.15 and $7.00 per share (as of the date of the Financial Statements, all Series A Preferred Stock have been converted and there are no outstanding shares of Series A Preferred Stock);

ii.	converted 252,272 Exchange Warrants on a cashless basis for 84,712 shares of Common Stock at $2.30 per share of Common Stock on April 12, 2024, and 3,432,366 Exchange Warrants on a cashless basis for 2,274,938 shares of Common Stock at $1.15 per share of Common Stock (as of the date of the Financial Statements, there are no outstanding Exchange Warrants); and

iii.	completely redeemed the 2024 Notes and interest for cash in the amount of $1,747, inclusive of $1,540 principal and $207 interest.

(b) Amended and Restated COD of Series A Convertible Preferred Stock and Warrant Adjustments

During the period April 1, 2024, through May 2, 2024, the Company has amended the conversion prices of the Series A Convertible Preferred Stock, the Exchange Warrants and the 2024 Notes to equal the current last sale price of its shares of Common Stock of $1.15 as of May 1, 2024.

(c) ATM Offering – Sales

During the period April 1, 2024 through May 13, 2024, the Company has sold 14,352,186 shares of its Common Stock for net proceeds of $20,610.

(d) Pro-forma Balance Sheet (unaudited)

The following pro forma unaudited condensed consolidated balance sheet is provided to illustrate the impact of all subsequent event transactions described in the foregoing subsequent events disclosure, as if they had occurred at March 31, 2024.

	As of March 31, 2024 (UNAUDITED)
(In thousands, except share data)	Actual	Pro Forma

ASSETS
Cash	$312	$19,135
Total other current assets	1,983	1,983
Total non-current assets	9,674	9,674
Total assets	$11,969	$30,792

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Total current liabilities	$18,008	$14,071
Total non-current liabilities	432	432
Total liabilities	18,440	14,503
Shareholders equity (deficit)
Total Redeemable preferred stock	1,689	—
Additional paid-in capital	90,520
Accumulated other comprehensive loss	(386)	(386)
Accumulated deficit	(98,294)	(97,659)
Total Stockholders’ (deficit) equity	(6,471)	16,289
Total liabilities and stockholders’ equity (deficit)	$11,969	$30,792

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with “Cautionary Note Regarding Forward-Looking Statements” and our condensed consolidated financial statements and related notes included under Item 1 of this Quarterly Report as well as our most recent Annual Report on Form 10-K for the year ended December 31, 2023, as amended, including Part 1, Item 1A “Risk Factors.”

Overview

We are a biopharmaceutical company focused on discovering and developing highly targeted anti-cancer drug candidates. Through the use of its Drug Response Predictor (DRP®) platform, we identify the value in drug assets that have otherwise been discontinued by identifying patient populations where these drugs are active. Our lead drug candidate is:, the poly-ADP-ribose polymerase (PARP) inhibitor stenoparib, or Stenoparib.

Recent Developments

NASDAQ Delisting Notifications

On February 1, 2024, the Company attended a de-listing appeal hearing with Nasdaq, and on March 12, 2024, the Company received a response from Nasdaq granting the Company’s request to continue its listing on Nasdaq subject to the requirement that on or before April 24, 2024, the Company shall demonstrate compliance with the Bid Price and on Equity Rules. On April 27, 2024, we received a confirmation from Nasdaq that the Company has regained compliance with the minimum bid price requirement in Listing Rule 5550(a)(2) (the “Bid Price Rule”), as required by the Hearing Panel’s (“Panel”) decision of March 12, 2024. As a result of the capital raise under the ATM Offering, the Company has communicated to Nasdaq its belief that it has achieved compliance with the Equity Rules, subject to a confirmation from Nasdaq.

Amendments to the Certificate of Designation of Series A Preferred Stock

On January 14, 2024, pursuant to the terms of the First Note, the Company modified the conversion price of the 3i Exchange Warrants from $20.00 to $8.95, thereby increasing the number of Exchange Warrants outstanding from 220,361 at December 31, 2023 to 492,317 outstanding at January 14, 2024. Also on January 14, 2024, the conversion price of the outstanding 1,417 shares of Series A Preferred Stock was revised from $20.00 to $8.95. The Company filed the Fifth Certificate of Amendment to Amended and Restated COD (the “Fifth Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $8.95. As of January 14, 2024, the Company used the Black-Scholes option pricing model to determine the fair value of the 1,417 Series A Preferred Stock outstanding at $1,970 versus their carrying value of $1,742. Accordingly, the Company has recorded a deemed dividend of $228 as at January 14, 2024. At a stated value of $1,080 for each share of Series A Preferred Stock, the revised price of $8.95 per share results in the 1,417 shares being convertible into 170,952 shares of Common Stock as of January 14, 2024.

On February 13, 2024, pursuant to the terms of the Second Note, the Company modified the conversion price of the 3i Exchange Warrants from $8.95 to $8.10 and thereby increased the number of Exchange Warrants outstanding from 492,317 on January 18, 2024, to 544,101 on February 13, 2024. The Company filed the Sixth Certificate of Amendment to Amended and Restated COD (the “Sixth Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $8.10. As of February 14, 2024, the Company used the Black-Scholes option pricing model to determine the fair value of the then 1,296 Series A Preferred Stock outstanding and concluded there was a gain on extinguishment of $122. At a stated value of $1,080 for each share of Series A Preferred Stock, the revised price of $8.10 per share results in the 1,296 shares being convertible into 493,573 shares of Common Stock.

On March 14, 2024, pursuant to the terms of the Third Note, the Company modified the conversion price of the 3i Exchange Warrants from $8.10 to $7.00 and thereby increased the number of Exchange Warrants outstanding from 544,101 on February 13, 2024, to 829,423 on March 14, 2024. The Company filed the Seventh Certificate of Amendment to Amended and Restated COD (the “Seventh Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $7.00. As of March 14, 2024, the Company used the Black-Scholes option pricing model to determine the fair value of the then 1,296 Series A Preferred Stock outstanding and concluded there was a gain on extinguishment of $69. At a stated value of $1,080 for each share of Series A Preferred Stock, the revised price of $7.00 per share results in the 1,215 shares being convertible into 535,286 shares of Common Stock.

During the period April 1, 2024, through the date of this Quarterly Report, the Company has further amended the conversion prices of the Series A Convertible Preferred Stock, the Exchange Warrants and the 2024 Notes to equal the current last sale price of shares of its common stock of $1.15 as of May 1, 2024.

Special Meeting of Stockholders; Share Consolidation

On April 1, 2024, we held a Special Meeting of Stockholders (the “Special Meeting”) for our stockholders of record of our outstanding shares of Common Stock and Series A Preferred Stock. At the Special Meeting, the stockholders of Common Stock and Series A Preferred Stock approved an amendment to our Certificate of Incorporation, to, at the discretion of the Company’s board and after the Company’s stockholders’ approval, effected the Reverse Stock Split. In addition, the Company filed a Fifth Certificate of Amendment of the COD in Delware.

We effected a 1-for-20 share consolidation of our Common Stock on April 9, 2024 (“Share Consolidation”). No fractional shares were issued in connection with the Share Consolidation. If, as a result of the Share Consolidation, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up to the next whole number. The Share Consolidation resulted in a reduction of our outstanding shares of Common Stock on March 31, 2024 from 6,854,604 to 342,774. The par value of our authorized stock remained unchanged at $0.0001.

3i Transactions

During the period April 1, 2024, through May 6, 2024, 3i:

i. converted 1,215 Series A Preferred Stock for 452,131 shares of Common Stock at prices of between $1.15 and $7.00 per share (as of the date of the Financial Statements, all Series A Preferred Stock have been converted and there are no outstanding shares of Series A Preferred Stock);

ii. converted 200,000 Exchange Warrants on a cashless basis for 84,712 shares of Common Stock at $2.30 per share on April 12 2024 and 3,432,366 Exchange Warrants at $1.15 per share for 2,274,938 shares of Common Stock on May 2, 2024 (as of the date of the Financial Statements, there are no outstanding Exchange Warrants); and

iii. completely redeemed all of the 3i 2024 Notes and interest for cash in the amount of $1,746, inclusive of principal of $1,540 and interest of $123,200.

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

We have incurred net losses in each year since inception. Our net losses were $3.8 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $98.3 million and cash of $312 thousand. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	advance drug candidates through clinical trials;

●	pursue regulatory approval of drug candidates;

●	operate as a public company;

●	continue our preclinical programs and clinical development efforts;

●	continue research activities for the discovery of new drug candidates; and

●	manufacture supplies for our preclinical studies and clinical trials.

Components of Operating Expenses

Research and Development Expenses

Research and development expenses include:

●	expenses incurred under agreements with third-party contract organizations, and consultants;

●	costs related to production of drug substance, including fees paid to contract manufacturers;

●	laboratory and vendor expenses related to the execution of preclinical trials; and

●	employee-related expenses, which include salaries, benefits, and stock-based compensation.

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

Results of Operations for the Three Months Ended March 31, 2024, and 2023 (unaudited) (in thousands, except where otherwise noted)

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,		Increase/
	2024	2023	(Decrease)
	(In thousands)
Operating expenses:
Research and development	$2,170	$1,427	$743
General and administrative	2,070	2,241	(171)
Total operating expenses	4,240	3,668	572
Loss from operations:	(4,240)	(3,668)	(572)
Other income	393	316	77
Net loss	$(3,847)	$(3,352)	$(491)

Research and Development Expenses

For the three months ended March 31, 2024, compared to March 31, 2023

The increase of $743 thousand in research and development expenses was primarily because manufacturing and supplies expenses increased by $524 thousand, research study expenses increased by $113 thousand, contractors and consultants expenses increased by $51 thousand, stock based compensation expense increased by $28 thousand, and other research expense increased by $2 thousand; offset by increased tax credits of $56 thousand, decreased staffing expenses of $71 thousand, and decreased amortization of $8 thousand. Manufacturing and supplies expenses have increased because of increased drug manufacturing. Staffing and contractor costs have decreased as a result of cost-cutting measures.

General and Administrative Expenses

General and administrative expenses decreased by $171 thousand for the three months ended March 31, 2024, compared to March 31, 2023. The decrease was primarily due to a decrease in insurance expense of $307 thousand, audit and legal expenses of $54 thousand, financial consultants’ expense of $39 thousand, communications expenses of $27 thousand, listings expenses of $16 thousand, finance expenses of $6 thousand, and other expenses of $9 thousand; offset by increased staffing expenses of $115 thousand, and Delaware franchise tax of $162 thousand. Staffing costs have increased as a result of severance accruals.

Other Income (Expenses), Net

For the three months ended March 31, 2024, compared to March 31, 2023

Other income (expense) of $393 thousand recognized in the three months ended March 31, 2024, consisted primarily of a $419 thousand fair value adjustment to derivative and warrant liabilities and foreign exchange gains of $76 thousand, offset by ($102) in interest expenses.

Other income (expense) of $316 thousand recognized in the three months ended March 31, 2023, consisted primarily of a $309 thousand fair value adjustment to derivative and warrant liabilities, foreign exchange gains of $95, and interest income of $4, offset by ($92) in interest expenses.

Changes in fair value of our derivative liabilities and convertible debt are measured using Level 3 inputs as described in our condensed consolidated financial statements.

Liquidity, Capital Resources and Plan of Operations

Since our inception through March 31, 2024, our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our securities. As of March 31, 2024, we had $312 in cash, and an accumulated deficit of $98.3 million. We had a working capital deficit of $15.7 million.

Our primary use of cash is to fund operating expenses, which consist of research and development as well as regulatory expenses related to our lead drug candidate and clinical programs for Stenoparib, and to a lesser extent, general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

As of March 31, 2024, the Company’s cash deposits of $312 were determined to be insufficient to fund its current operating plan and planned capital expenditures for the next month. On March 21, 2024, the Company commenced an at the market offering of its common shares and as of March 31, 2024, had sold 6,792 common shares for net proceeds of $40. Subsequent to March 31, 2024, an additional 8,259,150 shares of our common stock were sold at the market for net proceeds of $15,572. In light of the Company’s cash position as of the date of this Quarterly Report, the Company does not have sufficient funds for its current operations and planned capital expenditures. As discussed above the Company intends to seek capital through sale of its securities or other sources. There are no assurances, however, that the Company will be successful in raising additional working capital, or if it is able to raise additional working capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter into other such arrangements if and when needed would have a negative impact on its business, results of operations and financial condition and its ability to develop its product candidates.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the three months ended March 31,
	2024	2023
	(In thousands)
Net cash flows used in operating activities	$(1,487)	$(3,201)
Net cash flows provided by financing activities	1,380	1,158
Effect of foreign exchange rates on cash	253	309
Net increase (decrease) in cash	$146	$(1,734)

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was approximately $1.5 million compared to approximately $3.2 million for the three months ended March 31, 2023. The $1.7 million decrease in net cash used in operating activities was primarily the result of an increase in cash provided non-cash operating assets of $2.3 million, offset by an increased loss of $500 thousand and higher non-cash operating expenses of $100 thousand.

Investing Activities

In the three months ended March 31, 2024, and 2023, there were no cash flows from investing activities.

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was approximately $1.4 million compared to $1.2 million for the three months ended March 31, 2023. The increase in net cash provided by investing activities was primarily due to proceeds from the sale of the 2024 Notes to 3i during the three months ended March 31, 2024.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of this Quarterly Report. Our estimate as to how long we expect our cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed interim consolidated financial statements for the three months ended March 31, 2024 and 2023, and our audited consolidated financial statements for the years ended December 31, 2023 and 2022, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the years ended December 31, 2023 and 2022, included in the Form 10-K, and there have been no significant changes to our significant accounting policies during the three months ended March 31, 2024. These unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes.

Recently Issued Accounting Pronouncements

See the sections titled “Recently adopted accounting pronouncements” in Note 2(cc) and “Recently issued accounting pronouncements not yet adopted” in Note 2(x) to the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022, respectively, appearing in the Form 10-K; and in Note 2(h) to the Company’s unaudited condensed interim consolidated financial statements for the three months ended March 31, 2024 and 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including our Chief Executive Officer and our Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2024, as such term is defined in Rules 13a-15I and 15d-15(e) of the Exchange Act. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There are no material changes to the “Risk Factors” set forth in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 19, 2024, we entered into an At-The-Market Issuance Sales Agreement, as may be amended from time to time (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) under which we may, from time to time, issue and sell shares of our Common Stock having aggregate sales proceeds of up to $22 million, in a series of one or more “at-the-market” equity offerings (the “ATM Program”). Ascendiant is not required to sell any specific share amounts but acts as our sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. We agreed to pay Ascendiant a commission equal to 3.0% of the aggregate gross proceeds we receive from each sale of shares of our Common Stock. Pursuant to the Sales Agreement, any shares will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-275282) filed with the SEC on November 2, 2023, including the base prospectus contained therein, as declared effective by the SEC on November 29, 2023. Shares of our Common Stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary.

During the period April 1, 2024, through May 13, 2024, the Company has sold 14,352,186 shares of its Common Stock for net proceeds of $20,610.

Item 3. Defaults Upon Senior Securities.

For a discussion of the “Convertible Promissory Note Due to Novartis” refer to Note 5 to the Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Our 2024 annual meeting of stockholders will be delayed by more than 30 days from February 3, the anniversary date of the 2023 annual meeting of stockholders. Our board of directors has not yet determined the date of the 2024 annual meeting of stockholders. We will provide all required information about the 2024 annual meeting of stockholders when it becomes available.

Item 6. Exhibits.

See the Exhibit Index to this Quarterly Report immediately below and before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation	S-4	333-258968	3.1	August 20, 2021
3.2	Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.	S-4/A	333-259484	3.3	September 29, 2021
3.3	Second Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	March 20, 2023
3.4	Third Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	March 24, 2023
3.5	Fourth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	June 28, 2023
3.6	Specimen Common Stock Certificate of Allarity Therapeutics, Inc.	S-4/A	333-259484	4.1	September 29, 2021
3.7	Amended and Restated Bylaws of Allarity Therapeutics, Inc.	S-4/A	333-259484	3.4	October 18, 2021
3.8	Amendment No. 1 to Amended and Restated Bylaws of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	July 11, 2022
4.1	Seventh Certificate of Amendment (Series A Preferred Stock)	8-K	001-41160	3.1	March 15, 2024
4.2	Senior Convertible Note, dated as of March 14, 2024	8-K	001-41160	4.1	March 15, 2024
4.3	Sixth Certificate of Amendment (Series A Preferred Stock)	8-K	001-41160	3.1	February 14, 2024
4.4	Senior Convertible Note, dated as of February 13, 2024	8-K	001-41160	4.1	February 14, 2024
4.5	Fifth Certificate of Amendment (Series A Preferred Stock)	8-K	001-41160	3.1	January 19, 2024
4.6	Senior Convertible Note	8-K	001-41160	4.1	January 19, 2024
10.1	At-The-Market Issuance Sales Agreement, dated March 19, 2024, by and between Allarity Therapeutics, Inc. and Ascendiant Capital Markets, LLC	8-K	001-41160	10.1	March 20, 2024
10.2	Amendment Senior Convertible Notes	8-K	001-41160	10.1	March 1, 2024
10.3	Limited Waiver Agreement, dated as of February 13, 2024, by and between the Company and the Purchaser listed on the signature page attached thereto	8-K	001-41160	10.1	February 14, 2024
10.4	Amendment to Securities Purchase Agreement, dated as of January 25, 2024, by and between the Company and the Purchaser listed on the signature page attached thereto	8-K	001-41160	10.1	January 25, 2024

10.5	Securities Purchase Agreement, dated as of January 18, 2024, by and between the Company and the Purchaser listed on the signature page attached thereto	8-K	001-41160	10.1	January 19, 2024
10.6†	Consulting Agreement (James G. Cullem)	—	—	—	—	X
10.7†	Confidential Settlement Agreement and General Release (James G. Cullem)	—	—	—	—	X
99.1†	Allarity Therapeutics, Inc. 2021 Equity Incentive Plan (as amended and restated as of March 7, 2024)	DEF14A	001-41160	Appendix A	March 8, 2024
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act	—	—	—	—	X
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act	—	—	—	—	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	—	X
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—	X
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	—	—	—	—	—

+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLARITY THERAPEUTICS, INC.,

Date: May 14, 2024	By:	/s/ Thomas H. Jensen
Thomas H. Jensen
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Joan Y. Brown
Joan Y. Brown
Chief Financial Officer (Principal Financial and Accounting Officer)