Form 10-Q
period 2024-06-30
Allarity Therapeutics, Inc.
filed 2024-08-05
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 5, 2024, there were 42,379,508 shares of the registrant’s common stock, par value $0.0001, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except for share and per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,233	$166
Other current assets	131	209
Prepaid expenses	366	781
Tax credit receivable	1,579	815
Total current assets	21,309	1,971
Non-current assets:
Property, plant and equipment, net	17	20
Intangible assets	9,557	9,871
Total assets	$30,883	$11,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,753	$8,416
Accrued liabilities	1,465	1,309
Warrant derivative liability	16	3,083
Income taxes payable	57	59
Convertible promissory notes and accrued interest, net of debt discount	1,325	1,300
Total current liabilities	10,616	14,167
Non-current liabilities:
Deferred tax	432	446
Total liabilities	11,048	14,613
Commitments and contingencies (Note 15)
Stockholders’ (deficit) equity
Series A Preferred stock $0.0001 par value (20,000 shares designated) shares issued and outstanding at June 30, 2024 and December 31, 2023 were 0 and 1,417, respectively	—	1,742
Common stock, $0.0001 par value (750,000,000 shares authorized, at June 30, 2024 and December 31, 2023); shares issued and outstanding at June 30, 2024 and December 31, 2023 were 35,039,196 and 294,347, respectively	3	—
Additional paid-in capital	120,285	90,369
Accumulated other comprehensive loss	(530)	(411)
Accumulated deficit	(99,923)	(94,451)
Total stockholders’ equity (deficit)	19,835	(2,751)
Total liabilities and stockholders’ equity	$30,883	$11,862

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(U.S. dollars in thousands, except for share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$1,058	$1,105	$3,228	$2,532
General and administrative	2,313	3,051	4,383	5,292
Total operating expenses	3,371	4,156	7,611	7,824
Loss from operations	(3,371)	(4,156)	(7,611)	(7,824)
Other income (expenses)
Interest income	53	3	53	7
Interest expense	(426)	(142)	(528)	(234)
Foreign exchange (losses) gains	(128)	(26)	(52)	69
Change in fair value of derivative and warrant liabilities	2,243	1,941	2,662	2,250
Net other income	1,742	1,776	2,135	2,092
Net loss before tax benefit	(1,629)	(2,380)	(5,476)	(5,732)
Income tax benefit	—	—	4	—
Net loss	(1,629)	(2,380)	(5,472)	(5,732)
Deemed dividend on Series A Convertible Preferred Stock	(71)	(7,287)	(299)	(7,287)
Gain on extinguishment of Series A Convertible Preferred Stock	31	—	222	—
Deemed dividend of 5% on Series C Preferred Stock	—	(119)	—	(123)
Net loss attributable to common stockholders	$(1,669)	$(9,786)	$(5,549)	$(13,142)

Basic and diluted net loss per common stock	$(0.11)	$(525.53)	$(0.73)	$(1,336.40)
Weighted-average number of common stock outstanding, basic and diluted	14,979,095	18,621	7,641,826	9,834
Other comprehensive loss, net of tax:
Net loss	$(1,629)	$(2,380)	$(5,472)	$(5,732)
Change in cumulative translation adjustment	(144)	(29)	(119)	55
Total comprehensive loss attributable to common stockholders	$(1,773)	$(2,409)	$(5,591)	$(5,677)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

(U.S. dollars in thousands, except for share data)

	Series A Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Value	Number	Value	Number	Value	Number	Value	Number	Value	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2022	13,586	$2,001	190,786	$2	—	$—	—	—	568	$—	$83,158	$(721)	$(82,550)	$(113)
Issuance of Series C Convertible Preferred Stock, net	—	—	—	—	50,000	1,160	—	—	—	—	—	—	—	—
Deemed dividend of 5% and accretion of Series C Convertible Preferred Stock to redemption value	—	—	—	—	—	167	—	—	—	—	(167)	—	—	(167)
Round up of common shares issued as a result of 1-for-35 and 1-for-40 reverse stock splits	—	—	—	—	—	—	—	—	15	—	—	—	—	—
Conversion of Preferred Stock into common stock, net	(3,838)	(565)	—	—	—	—			902	—	565	—	—	565
Redemption of Series B Preferred Stock			(190,786)	(2)			—	—	—	—	2	—	—	2
Stock based compensation (recoveries)	—	—	—	—	—	—	—	—	—	—	(121)	—	—	(121)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	84	—	84
Loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(3,352)	(3,352)
Balance, March 31, 2023	9,748	$1,436	—	$—	50,000	$1,327	—	$—	1,485	$—	$83,437	$(637)	$(85,902)	$(3,102)

	Series A Preferred Stock		Series C Convertible Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Value	Number	Value	Number	Value	Number	Value	Capital	Loss	Deficit	(Deficit)
Issuance of common stock, net, April 2023 Financing	—	—	—	—	—	—	12,500	—	6,815	—	—	6,815
Round up of common shares issued as a result of 1-for-40 reverse stock split	—	—	—	—	—	—	33	—	—	—	—	—
Fair value of April Warrants allocated to liabilities, net of financing costs	—	—	—	—	—	—	—	—	(3,772)	—	—	(3,772)
Conversion of Series A Preferred Stock into common stock	(5,509)	(812)	—	—	(2,705)	(2,522)	11,210	—	3,334	—	—	812
Deemed dividends on Series C Preferred Stock	—	—	—	119	—	—	—	—	(119)	—	—	(119)
Elimination of Series A redemption rights	(4,239)	(624)			4,239	3,952	—	—	(3,328)	—	—	624
Issuance of Series A Preferred Stock as repayment of debt	—	—	—	—	486	453	—	—	—	—	—	453
Redemption of Series A Preferred Stock for cancellation of debt	—	—	—	—	(1,550)	(1,445)	—	—	(207)	—	—	(1,652)
Exchange of Series C Preferred stock for Series A Preferred stock	—	—	(50,000)	(1,446)	5,577	5,199	—	—	(3,752)	—	—	1,447
Stock based compensation	—	—	—	—	—	—	—	—	180	—	—	180
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(29)	—	(29)
Loss for the period	—	—	—	—	—	—	—	—	—	—	(2,380)	(2,380)
Balance, June 30, 2023	—	$—	—	$—	6,047	$5,637	25,228	$—	$82,588	$(666)	$(88,282)	$(723)

See accompanying notes to condensed consolidated financial statements.

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Number	Value, net	Number	Value	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2023	1,417	$1,742	294,390	$—	$90,369	$(411)	$(94,451)	$(2,751)
Conversion of preferred stock into common stock, net	(202)	(269)	27,092	—	269	—	—	—
Extinguishment of preferred stock	—	(191)		—	191	—	—	—
Deemed dividend on preferred stock	—	228		—	(228)	—	—	—
Shares issued for compensation	—	—	14,500	—	90	—	—	90
Sale of common shares, net	—	—	6,792	—	40	—	—	40
Stock based compensation (recoveries)	—	—	—	—	(32)	—	—	(32)
Currency translation adjustment	—	—	—	—	—	25		25
Loss for the period	—	—	—	—	—	—	(3,843)	(3,843)
Balance, March 31, 2024	1,215	$1,510	342,774	$—	$90,699	$(386)	$(98,294)	$(6,471)
Conversion of preferred stock into common stock, net	(1,215)	(1,550)	452,131	—	1,550	—	—	—
Extinguishment of preferred stock	—	(31)	—	—	31	—	—	—
Deemed dividend on preferred stock	—	71	—	—	(71)	—	—	—
Cashless exercise of 3i Exchange Warrants	—	—	2,359,650	—	405	—	—	405
Sale of common shares, net	—	—	31,884,641	3	27,649	—	—	27,652
Stock based compensation (recoveries)	—	—	—	—	22	—	—	22
Currency translation adjustment	—	—	—	—	—	(144)	—	(144)
Loss for the period	—	—	—	—	—	—	(1,629)	(1,629)
Balance, June 30, 2024	—	$—	35,039,196	$3	$120,285	$(530)	$(99,923)	$19,835

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in thousands)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(5,472)	$(5,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	19
Stock-based compensation (recoveries)	(10)	59
Unrealized foreign exchange (gains) losses	23	(59)
Non-cash financing cost	—	376
Non-cash interest	116	200
Change in fair value of warrant and derivative liabilities	(2,662)	(2,250)
Deferred income taxes	(14)	—
Changes in operating assets and liabilities:
Other current assets	78	(26)
Tax credit receivable	(764)	(762)
Prepaid expenses	415	371
Accounts payable	(573)	1,838
Accrued liabilities	159	282
Income taxes payable	(2)	(5)
Operating lease liability	—	(8)
Net cash used in operating activities	(8,703)	(5,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM sales of common stock, net of issuance costs	27,689	—
Net proceeds from sale of common stock and pre-funded warrant issuance	—	6,815
Proceeds from Series C Convertible Preferred Stock issuance, net of costs	—	1,160
Redemption of Series B Preferred Stock	—	(2)
Proceeds from 3i promissory notes	1,340	1,050
Repayment of 3i debt and promissory notes	(1,340)	(3,348)
Redemption of Series A Preferred Stock	—	(1,652)
Net cash provided by financing activities	27,689	4,023
Net increase (decrease) in cash	18,986	(1,674)
Effect of exchange rate changes on cash	81	65
Cash and cash equivalents, beginning of period	166	2,029
Cash and cash equivalents, end of period	$19,233	$420
Supplemental information
Cash paid for income taxes	—	6
Cash paid for interest	408	79
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A Redeemable Preferred Stock	1,819	3,334
Deemed dividend on Series A Preferred Stock	(299)	(207)
Gain on extinguishment of Series A Preferred Stock	222	—
Stock issued in conjunction with consulting agreement	90	—
Issuance of 2,359,650 common shares on conversion of 3,632,366 3i Exchange Warrants	405	—
Issuance of 5,577 Series A Preferred Stock in exchange for Series C Preferred Stock	—	5,199
Issuance of Series A Preferred Stock to extinguish $350 3i Promissory Note	—	453
Deemed dividend on elimination of Series A redemption rights	—	(3,328)
Deemed dividend on exchange of Series C Preferred Stock for Series A Preferred Stock	—	(3,752)
Deemed dividend on Series C Convertible Preferred Stock, and accretion of Series C Preferred Stock to redemption value	—	(123)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2024 and June 30, 2023

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

(a) Reverse Stock Split

On April 9, 2024, the Company effected a 1-for-20 reverse stock split of the shares of its Common Stock (the “Reverse Stock Split”). All historical share and per share amounts reflected throughout the Financial Statements (as defined below in 1(b)) and these notes to the financial statements have been adjusted to reflect the Reverse Stock Split. See Note 9 (a).

(b) Liquidity

The accompanying unaudited condensed interim consolidated financial statements (the “Financial Statements”) have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Pursuant to the requirements of Accounting Standard Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited interim condensed consolidated financial statements were issued.

As a biopharmaceutical organization, the Company has devoted substantially all of its resources since inception to research and development activities for its Drug Response Predictor “DRP” in conjunction with product candidates, business planning, raising capital, establishing its intellectual property portfolio, acquiring or discovering product candidates, and providing general and administrative support for these operations. As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception and anticipates such losses and negative cash flows will continue for the foreseeable future.

Since inception the Company has funded its operations primarily from sales of its stock. The Company has incurred significant losses and has an accumulated deficit of $99.9 million as of June 30, 2024. To date the Company has not generated any significant revenues and expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these unaudited interim condensed consolidated financial statements, the Company expects that its existing cash and cash equivalents of $19.2 million as of June 30, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for the next 12 months from the issuance date of these unaudited condensed consolidated financial statements, the Company’s liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to the DRP; (4) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(c) Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as established by the Financial Accounting Standards Board (the “FASB”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The unaudited interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated balance sheet, results of operations and comprehensive loss, statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the current fiscal year ending December 31, 2024. The financial data presented herein do not include all disclosures required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the fiscal years ended December 31, 2023 and 2022, thereto included in the Company’s Annual Report on Form 10-K, as amended (the “Form 10-K”) initially filed with the SEC on March 8, 2024.

The preparation of unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates and assumptions.

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

2. Summary of Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, that are of significance, or potential significance, to the Company.

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

The Company’s reporting currency is the U.S. dollar. The Company translates the assets and liabilities of its Denmark subsidiaries into the U.S. dollar at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during each monthly period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated statements of changes in stockholders’ equity (deficit) as a component of accumulated other comprehensive loss.

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

Adjustments that arise from exchange rate translations are included in other comprehensive loss in the consolidated statements of operations and comprehensive loss as incurred. During the three months ended June 30, 2024 and 2023, the Company recorded accumulated foreign currency translation losses of ($144) and ($29), respectively. During the six months ended June 30, 2024 and 2023, the Company recorded accumulated foreign currency translation gains / (losses) of ($119) and $55, respectively.

(c) Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in financial institutions in amounts that could exceed government-insured limits. The Company does not believe it is subject to additional credit risks beyond those normally associated with commercial banking relationships. The Company has not experienced losses on its cash and cash equivalents accounts and management believes, based upon the quality of the financial institutions, that the credit risk regarding these deposits is not significant. The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply its requirements for supplies and raw materials related to these programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

(d) Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains deposits primarily in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits.

(e) Accumulated other comprehensive loss

Accumulated other comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2024, and 2023, the Company’s other comprehensive gain was comprised of currency translation adjustments.

 (g) Reclassification

During the six months ended June 30, 2023, we have reclassified financing costs of $9 from other income and expenses to general and administrative expenses with no net impact upon our operating results or cash flows for either the current or prior periods.

(h) Recently Issued Accounting Pronouncements

Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. All ASUs issued through the date of the Financial Statements were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s condensed consolidated financial position and results of operations.

3. Intangible assets

During the six months ended June 30, 2024, because no impairment indicators were identified no impairment analysis was performed at June 30, 2024.

The Company’s IPR&D assets have been classified as indefinite-lived intangible assets. The Company’s individual material development project in progress, Stenoparib, is recorded at $9,557 and $9,871 on June 30, 2024, and December 31, 2023, respectively.

4. Accrued liabilities

The Company’s accrued liabilities are comprised of the following:

	June 30, 2024	December 31, 2023
Development cost liability	$214	$114
Accrued interest on milestone liabilities	192	101
Accrued audit and legal	660	425
Payroll accruals	298	398
Accrued consulting fees	—	150
Other	101	121
	$1,465	$1,309

5. Convertible promissory note due to Novartis

On January 26, 2024, we received a termination notice from Novartis Pharma AG, a company organized under the laws of Switzerland (“Novartis”) due to a material breach of that certain license agreement dated April 6, 2018, as amended to date (the “License Agreement”). Accordingly, under the terms of the License Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. As of June 30, 2024, the liability is recorded as a current liability on the Company’s condensed unaudited consolidated balance sheets as follows: $3,600 in accounts payable, $1,325 convertible promissory notes and accrued interest, net of debt discount, and $192 in accrued liabilities.

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

The Company agreed to pay interest to 3i on the aggregate unconverted and then outstanding principal amount of the 2024 Notes at the rate of 8% per annum with interest payments commencing one month after the initial receipt of net proceeds. The interest on each of the 2024 Notes is payable in cash or, at the 3i’s option, in shares of our Common Stock, at 90% of the lowest VWAP during the previous ten trading days that is immediately prior to the interest payment dates. Under the terms of the 2024 Notes, 3i has the exclusive right to choose whether to receive interest payments in cash or as shares of our Common Stock.

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

The 2024 Notes and accrued interest were redeemed in full and cancelled on May 6, 2024.

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

Each Note matured on January 1, 2024, carried an interest rate of 5% per annum, and was secured by all of the Company’s assets pursuant to a security agreement (the “Security Agreement”). In addition, the Holder may exchange the Notes for the Company’s shares of Common Stock at an exchange price equal to the lowest price per share of the equity security sold to other purchasers, rounded down to the nearest whole share, if the Company concludes a future equity financing prior to the maturity date or other repayment of such promissory note. Lastly, each Note and interest earned thereon may be redeemed by the Company at its option at any time or the holder may demand redemption if a) the Company obtains gross proceeds of at least $5 million in a financing in an amount of up to 35% of the gross proceeds of the financing or b) there is an Event of Default (as defined in the Note agreement). Discounts to the principal amounts are included in the carrying value of the Notes and amortized to interest expense over the contractual term of the underlying debt. The Company recorded a $34 debt discount upon issuance of the Notes related to legal fees paid that were capitalized as debt issuance costs. For the six months ended June 30, 2023, interest expense totaled $43, comprised of $33 for contractual interest and $10 for the amortization of the debt discount.

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

During the period April 1, 2024, through May 2, 2024, the Company amended the conversion prices of the Series A Convertible Preferred Stock, the Exchange Warrants and the 2024 Notes to equal the current last sale price of its shares of Common Stock of $1.15 as of May 1, 2024.

(b) Accounting

i.	Series A Preferred Stock

As a result of fair value adjustments during the six-month period ended June 30, 2024, the Company recognized a deemed dividend of $299 and an extinguishment gain of $222 on our outstanding Series A Preferred Stock. Inputs used in the Black-Scholes valuation models utilized to fair value the modifications to the Series A Preferred Stock during the six-month period ended June 30, 2024, are as follows:

	January 14 – March 14, 2024	April 5 – May 2, 2024
Initial exercise price	$20.00 - $8.10	$7.00 - $1.15
Stock price on valuation date	$8.95 - $7.10	$4.52 - $1.23
Risk-free rate	5.10% - 4.82%	5.47% - 5.49%
Term (in years)	0.25 – 0.08	0.08 – 0.01
Rounded annual volatility	145% - 130%	110%

iii.	3i Exchange Warrants

The 3i Exchange Warrants were identified as a freestanding financial instrument and meet the criteria for derivative liability classification, initially measured at fair value. Subsequent changes in fair value are recognized through earnings for as long as the contracts continue to be classified as a liability. The measurement of fair value is determined utilizing an appropriate valuation model considering all relevant assumptions current at the date of issuance and at each reporting period (i.e., share price, exercise price, term, volatility, risk-free rate and expected dividend rate).

(c) Series A Preferred Stock and 3i Exchange Warrant Conversions

i.	Six month period ended June 30, 2024

During the six-month period ended June 30, 2024:

(a)	3i exercised its option to convert 1,417 shares of Series A Preferred Stock for 479,223 shares of common stock at the fair value of $1,819. As of June 30, 2024, there were no issued and outstanding shares of Series A Preferred Stock; and

(b)	3i exercised its option to convert 3,632,366 3i Exchange Warrants for 2,359,650 shares of common stock valued at $405. As of June 30, 2024, there were no issued and outstanding 3i Exchange Warrants.

i.	Six month period ended June 30, 2023

During the six-month period ended June 30, 2023, 3i exercised its option to convert 12,052 shares of Series A Preferred stock for 202,002 shares of common stock valued at $3,899. As of June 30, 2023, there were 6,047 issued and outstanding shares of Series A Preferred Stock.

The accounting for the Series A Preferred Stock and Warrants is illustrated in the tables below:

	Consolidated Balance Sheets				Consolidated Statement of Operations & Comprehensive Loss
	Warrant Derivative liability	Series A Preferred Stock	Common Stock	Additional paid-in capital	Fair value adjustment to derivative and warrant liabilities

Balances, December 31, 2023	$3,083	$1,742	$—	$(7,208)	$—
Conversion of 202 Series A Preferred Stock, net	—	(269)	—	269	—
Extinguishment of Series A Preferred Stock		(191)		191
Deemed dividend on January 14, 2024, modification	—	228	—	(228)	—
Fair value adjustment	(419)	—	—	—	419
Balances, March 31, 2024	2,664	1,510	—	(6,976)	419
Conversion of 1,215 Series A Preferred Stock, net	—	(1,550)	—	1,550	—
Extinguishment of Series A Preferred Stock	—	(31)	—	31	—
Deemed dividend on modification of Series A Preferred Stock	—	71	—	(71)	—
Cashless exercise of 3i Exchange Warrants	(405)	—	—	405	—
Fair value adjustment	(2,243)	—	—	—	2,243
Balances, June 30, 2024	$16	$—	$—	$(5,061)	$2,662

	Consolidated Balance Sheets				Consolidated Statement of Operations & Comprehensive Loss
	Warrant liability	Series A Convertible Preferred Stock – Mezzanine Equity	Series A Preferred Stock	Additional paid-in capital	Fair value adjustment to derivative and warrant liabilities
Balances, December 31, 2022	$374	$2,001	$—	$(3,756)	$—
Conversion of 3,838 Series A Preferred Stock, net	—	(565)	—	575	—
Fair value adjustment	(309)	—	—	—	309
Balances, March 31, 2023	65	1,436	—	(3,181)	309
Conversion of 8,214 Series A Preferred Stock	—	(812)	(2,522)	3,334	—
Elimination of redemption rights on Series A Preferred stock; deemed dividend of $3,328	—	(624)	3,952	(3,328)	—
Redemption of 1,550 Series A Preferred Stock	—	—	(1,445)	—	—
Issuance of 486 Series A Preferred stock as repayment of $350 debt; $103 charged to interest expense	—	—	453	—	—
Exchange of 50,000 Series C Preferred Stock for 5,577 Series A Preferred Stock; deemed dividend of $3,959	—	—	5,199	(3,959)	—
Fair value adjustment	1,078	—	—	—	(1,078)
Balances, June 30, 2023	$1,143	$—	$5,637	$(7,134)	$(769)

B.	Series C Convertible Preferred Stock

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

8. Derivative Liabilities

(a)	Continuity of Common Share Purchase Warrant and 3i Warrant Derivative Liabilities

The Common Share Purchase Warrants, comprised of the April 2023, July 2023 and September 2023 Inducement Warrants, and 3i Exchange Warrant derivative liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value for the year ended December 31, 2023, and for the six-month period ended June 30, 2024, is presented in the following tables:

	Common Share Purchase Warrants	3i Exchange Warrants
Balance as of January 1, 2023	$—	$374
Issuance date fair value of April, July & September 2023 Common share purchase warrants	15,161	—
Modifications to fair value upon exercise	592	—
Change in fair value adjustment of derivative and warrant liabilities	(11,911)	1,477
Amount transferred to Equity	(1,579)	(1,031)
Balance as of December 31, 2023	$2,263	$820
Fair value per Common warrant / 3i Warrant / issuable at December 31, 2023	$8.82	$3.80

	Common Share Purchase Warrants	3i Exchange Warrants
Balance as of January 1, 2024	$2,263	$820
Change in fair value adjustment of derivative and warrant liabilities	(2,247)	(415)
Cashless conversion of 3i Exchange Warrants	—	(405)
Balance as of June 30, 2024	$16	$—
Fair value per Common warrant issuable at June 30, 2024	$0.06	$—

(b)	Common Share Purchase Warrants – Valuation Inputs

On June 30, 2024, the Company used the Black-Scholes Merton model to estimate the fair value of the Common Share Purchase Warrants derivative liability at $16, using the following inputs:

	April 2023 Warrants	July 2023 Warrants	September 2023 Inducement Warrants
Initial exercise price	$20.00	$20.00	$20.00
Stock price on valuation date	$0.21	0.221	0.21
Risk-free rate	4.42%	4.42%	4.42%
Term (in years)	4.03	4.03	4.73
Rounded annual volatility	124%	124%	124%

(c)	3i Exchange Warrants – Valuation Inputs

On June 30, 2023, the Company utilized the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to estimate the fair value of the 3i Warrants to be approximately $1,143 and $374, respectively. The 3i Warrants were valued at June 30, 2023, using the following inputs:

June 30, 2023
Initial exercise price	$30.00
Stock price on valuation date	$6.60
Risk-free rate	5.02%
Expected life of the Warrant to convert (years)	1.48
Rounded annual volatility	187%
Timing of liquidity event	Q3 - 2023
Expected probability of event	10%

9. Stockholders’ Equity

(a) Amendment to Certificate of Incorporation – Reverse Share Split

On April 4, 2024, the Company filed a Fifth Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State to effect a 1-for-20 share consolidation of our shares of Common Stock effective as of April 9, 2024 (“Share Consolidation”). No fractional shares were issued in connection with the Share Consolidation. If, as a result of the Share Consolidation, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up to the next whole number. The Share Consolidation resulted in a reduction of our outstanding shares of Common Stock as of March 31, 2024, from 6,854,604 to 342,774. The par value of our authorized stock remained unchanged at $0.0001. As of the date of the unaudited interim condensed consolidated financial statements all references to our Common Stock have been retrospectively adjusted to reflect the one for 20 shares, unless otherwise noted. The Company is authorized to issue 750,500,000 shares, consisting of (i) 750,000,000 shares of Common Stock, par value $0.0001 per share, and (ii) 500,000 shares of Preferred Stock, par value of $0.0001 per share.

(b) Share issuances

i.	Three month period ended June 30, 2024

During the three month period ended June 30, 2024:

(a)	On March 19, 2024, the Company entered into an open market sale agreement (as amended, the “ATM Agreement”) with Ascendiant Capital (“Ascendiant”) pursuant to which, the Company may sell from time to time, through Ascendiant, shares of its common stock for an aggregate sales price of up to $30.0 million. Any sales of shares pursuant to this agreement are made under the Company’s effective “shelf” registration statement on Form S-3 that is on file with and has been declared effective by the SEC. During the three month period ended June 30, 2024, the Company issued and sold 31,884,641 shares of Common Stock resulting in gross proceeds of $27,652, net of fees of $855, pursuant to the terms of its ATM Agreement;

(b)	3i exercised its option to convert 1,215 shares of Series A Preferred Stock for 27,092 shares of Common Stock at the fair value of $1,510. As of June 30, 2024, there were no shares of Series A Preferred Stock issued and outstanding; and

(c)	3i converted 200,000 Exchange Warrants on a cashless basis for 84,712 shares of Common Stock at $2.30 per share on April 12, 2024, and 3,432,366 Exchange Warrants at $1.15 per share for 2,274,938 shares of Common Stock on May 2, 2024. As June 30, 2024, there are no outstanding Exchange Warrants.

ii.	Three month period ended June 30, 2023

During the three months ended June 30, 2023, the Company issued:

(a) 11,210 shares of common stock valued at $3,334 upon the conversion of 8,214 shares of Series A Preferred stock; and

(b) 3,587 shares of our Common Stock and 3,587 common stock purchase warrants, each exercisable for one share of Common Stock, at a combined public offering price of $600.00, and 8,913 pre-funded warrants, each exercisable for one share of Common Stock, and 8,913 common stock purchase warrants, each exercisable for one share of common stock only (the common stock purchase warrants sold in the public offing hereinafter referred to as the “April 2023 Common Warrants”) at a combined public offering price of $600.00 less the $0.001 for the pre-funded warrants, for aggregate gross proceeds of approximately $7.5 million, before deducting placement agents fees and offering expenses payable by the Company, or the April Offering. The Common Stock, pre-funded warrant and April 2023 Common Warrants were sold pursuant to a securities purchase agreement with the purchaser signatory thereto or pursuant to the prospectus which was part of an effective registration statement on Form S-1 filed with the SEC. The Common Stock, pre-funded warrants and April 2023 Common Warrants are immediately separable and were issued separately in the offering. As of June 30, 2023, all pre-funded warrants from the April Offering have been exercised in exchange for 12,500 common shares.

iii.	Six month period ended June 30, 2024

During the six months ended June 30, 2024:

(a)	3i exercised its option to convert 1,417 shares of Series A Preferred Stock for 479,223 shares of Common Stock at the fair value of $1,819. As of June 30, 2024 there are no remaining Series A Preferred Stock issued and outstanding.

(b)	The Company issued 14,500 shares of Common Stock valued at $90 to James G. Cullem (the Company’s former CEO) in exchange for consulting services; and

(c)	the Company issued and sold 31,891,433 shares of Common Stock resulting in gross proceeds of $27,692, net of $857 in fees pursuant to the terms of its ATM Agreement.

iv.	Six month period ended June 30, 2023

During the six months ended June 30, 2023, the Company issued 241,893 shares of common stock valued at $3,899 upon the conversion of 12,052 shares of Series A Preferred Stock; and 250,000 shares of Common Stock as a result of its April Public Offering of 71,734 shares of our Common Stock and the exercise of 178,267 pre-funded warrants.

10. Stock-based payment plan and stock-based payments

Amended and Restated 2021 Equity Incentive Plan (the “Plan”)

During the six months ended June 30, 2024, pursuant to approval by the Company’s Board of Directors, the Company has amended and restated the Plan as follows:

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

Stock-based payments

During the three months ended June 30, 2024, total stock-based payment expenses recorded in the condensed consolidated statement of operations and comprehensive loss were $22, of which $14 and $8 are recognized as general and administrative and research and development recoveries, respectively. During the three months ended June 30, 2023, total stock-based payment expenses recorded in the condensed consolidated statement of operations and comprehensive loss were $180, of which $59 and $121 are recognized as general and administrative and research and development recoveries, respectively.

During the six months ended June 30, 2024, total stock-based (recoveries) recognized in the condensed consolidated statement of operations and comprehensive loss were ($10), of which ($7) and ($3) are recognized as staffing expenses in general and administrative and research and development expenses, respectively. During the six months ended June 30, 2023, total stock-based expenses recognized in the condensed consolidated statement of operations and comprehensive loss were $59 of which $20 and $39 are recognized as staffing expenses in general and administrative and research and development expenses, respectively.

Total compensation cost for non-vested warrants as at June 30, 2024, is $14 and is expected to be realized through the end of September 30, 2025. During the six-month periods ended June 30, 2024 and 2023, no options were granted. A summary of stock option activity under the Company’s stock option plans during the six-month period ended June 30, 2024, is presented below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Share	Weighted Average Life (in years)
Outstanding December 31, 2023	19	$157,520	3.16
Cancelled or expired	(8)	186,504	—
Outstanding as of June 30, 2024	11	$104,354	2.59
Options exercisable at June 30, 2024	11	$27,524	2.55

11. License and Development Agreements

(a)	License Agreement with Novartis for Dovitinib

On January 26, 2024, the Company received a termination notice from Novartis due to a material breach of the License Agreement. Accordingly, under the terms of the License Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. As of June 30, 2024, the liability is recorded as a current liability on the Company’s condensed unaudited consolidated balance sheets as follows: $3,600 in accounts payable, $1,325 convertible promissory notes and accrued interest, net of debt discount, and $192 in accrued liabilities.

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

On February 26, 2024, in exchange for an additional $150, paid as of May 1, 2024, the Company and Eisai entered into a fifth amendment to the Exclusive License Agreement to postpone the payment of $850 by no later than September 1, 2024. The Company is currently in negotiations with Eisai to further amend the terms of its Exclusive License.

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

Eisai also has the right to terminate the agreement upon written notice of a material breach of the agreement by the Company that is not cured within 90 days (30 days for a payment default) or if the Company files for bankruptcy. As of the date of this filing, the Company is currently renegotiating the terms of its Exclusive License with Eisai.

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

12. Related party

During the six month periods June 30, 2024 and 2023, a director of the Company was paid $192 and $77 respectively, in fees as a consultant. Effective June 1, 2024, the Company executed a Chief Executive Officer Management Services Agreement with the Consultant in consideration for $525 per year and $100 as a signing bonus, which was paid in June 2024.

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

	Three- and six-months ended
	June 30,	June 30,
	2024	2023
Warrants and stock options	256,678	28,275
Series A Convertible Preferred stock	—	40,817
	256,678	69,092

14. Financial Instruments

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of June 30, 2024, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$(16)	$(16)
	$—	$—	$(16)	$(16)

	Fair Value Measurements as of December 31, 2023, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$(2,263)	$(2,263)
Derivative warrant liability	—	—	(820)	(820)
	$—	$—	$(3,083)	$(3,083)

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

The Company recognizes its derivative liabilities as Level 3 and values its derivatives using the methods described in Note 8. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using terms in the notes that are subject to volatility and market price of the underlying shares of Common Stock.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the date the actual event or change in circumstances that caused the transfer occurs. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers between Level 1 or Level 2 during the six-month periods ended June 30, 2024 and 2023.

15. Commitments and Contingencies

(a)	SEC Investigation

On July 19, 2024, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously disclosed SEC investigation. The Wells Notice relates to the Company’s disclosures regarding meetings with the United States Food and Drug Administration (the “FDA”) regarding the Company’s NDA for Dovitinib or Dovitinib-DRP, which was submitted to the FDA in 2021. The Company understands that all conduct relating to the SEC Wells Notice occurred during or prior to fiscal year 2022. The Company also understands that three of its former officers received Wells Notices from the SEC relating to the same conduct. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notice informed the Company that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company that would allege certain violations of the federal securities laws. The Company is continuing to cooperate with the SEC and maintains that its actions were appropriate, and intends to pursue the Wells Notice process, including submitting a formal response to the SEC.

(b)	Nasdaq Delisting Notifications

On June 18, 2024, the Company received a letter from the Nasdaq Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that the Company has not complied with the Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) which is the requirement that for 30 consecutive business days the bid price for the Company’s common stock close above the $1 per share minimum bid price requirement for continued inclusion on the Nasdaq Capital Market. On July 30, 2024, the Company attended a hearing before a Nasdaq Hearings Panel and presented its plan for regaining compliance with the Bid Price Rule. Nasdaq has advised the Company to expect to receive a ruling within two weeks of July 30, 2024.

16. Subsequent Events

For the Financial Statements, and for the six months then ended, the Company evaluated subsequent events through the date on which the Financial Statements were issued. All subsequent events not disclosed elsewhere in this Quarterly Report are disclosed below.

(a) ATM Offering – Sales

During the period July 1, 2024 through August 5, 2024, the Company has sold 7,340,312 shares of its Common Stock for net proceeds of $1,404.

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

Overview

We are a biopharmaceutical company focused on discovering and developing highly targeted anti-cancer drug candidates. Through the use of its Drug Response Predictor (DRP®) platform, we identify the value in drug assets that have otherwise been discontinued by identifying patient populations where these drugs are active. Our lead drug candidate is: the poly-ADP-ribose polymerase (PARP) inhibitor stenoparib, or Stenoparib.

Recent Developments

Nasdaq Delisting Notifications

On June 18, 2024, the Company received a letter from the Nasdaq Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that the Company has not complied with the Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) which is the requirement that for 30 consecutive business days the bid price for the Company’s common stock close above the $1 per share minimum bid price requirement for continued inclusion on the Nasdaq Capital Market. On June 27, 2024, the Company was granted a hearing before a Nasdaq Hearings Panel. On July 30, 2024, the Company was attended a hearing before a Nasdaq Hearings Panel and presented its plan for regaining compliance with the Bid Price Rule. Nasdaq has advised the Company to expect to receive a ruling within two weeks of July 30, 2024.

Special Meeting of Stockholders; Share Consolidation

We effected a 1-for-20 share consolidation of our Common Stock on April 9, 2024 (“Share Consolidation”). No fractional shares were issued in connection with the Share Consolidation. If, as a result of the Share Consolidation, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up to the next whole number. The Share Consolidation resulted in a reduction of our outstanding shares of Common Stock on June 30, 2024 from 6,854,604 to 342,774. The par value of our authorized stock remained unchanged at $0.0001.

SEC Investigation

On July 19, 2024, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously disclosed SEC investigation. The Wells Notice relates to the Company’s disclosures regarding meetings with the United States Food and Drug Administration (the “FDA”) regarding the Company’s NDA for Dovitinib or Dovitinib-DRP, which was submitted to the FDA in 2021. The Company understands that all conduct relating to the SEC Wells Notice occurred during or prior to fiscal year 2022. The Company also understands that three of its former officers received Wells Notices from the SEC relating to the same conduct. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notice informed the Company that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company that would allege certain violations of the federal securities laws. The Company is continuing to cooperate with the SEC and maintains that its actions were appropriate, and intends to pursue the Wells Notice process, including submitting a formal response to the SEC.

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

We have incurred net losses in each year since inception. Our net losses were $5.0 million and $5.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $99.9 million and cash and cash equivalents of $19.2 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (in thousands, except where otherwise noted)

The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		Increase/	For the six months ended June 30,		Increase/
	2024	2023	(Decrease)	2024	2023	(Decrease)
	(In thousands)			(In thousands)

Operating costs and expenses:
Research and development	$1,058	$1,105	$(47)	$3,228	$2,532	$696
General and administrative	2,313	3,051	(738)	4,383	5,292	(909)
Total operating costs and expenses	3,371	4,156	(785)	7,611	7,824	(213)
Loss from operations:	(3,371)	(4,156)	785	(7,611)	(7,824)	213
Other income	1,742	1,776	(34)	2,135	2,092	43
Net loss	$(1,629)	$(2,380)	$751	$(5,476)	$(5,732)	$256

Research and Development Expenses

For the three months ended June 30, 2024, compared to June 30, 2023

The decrease of $47 in research and development expenses was primarily because research study costs increased by $204, and patents costs increased by $27; offset by increased tax credits of $5 and decreases in all other expenses as follows: contractors and consultants by $88, manufacturing and supplies by $82, staffing by $50, amortization by $8, and other expenses by $5. Staffing and contractor costs have decreased because of cost-cutting measures.

For the six months ended June 30, 2024, compared to June 30, 2023

The increase of $696 in research and development expenses was primarily because of increased manufacturing and supplies expenses of $442, research study costs of $317, milestone payments of $100, and patent costs of $37; offset by increased tax credits of $51 and decreases in all other expenses as follows: contractors by $37, staffing by $93, amortization by $16 and other by $3. Manufacturing and supplies expenses have increased because of increased drug manufacturing costs. Staffing and contractor costs have decreased because of cost-cutting measures.

General and Administrative Expenses

For the three months ended June 30, 2024, compared to June 30, 2023

General and administrative expenses decreased by $738 for the three months ended June 30, 2024, compared to June 30, 2023. The decrease was primarily due to increased audit and legal expenses of $327 and other expenses of $33; offset by decreases in financial consulting costs of $356, finance costs of $374, insurance of $188, staffing costs of $140, communication expenses of $40.

For the six months ended June 30, 2024, compared to June 30, 2023

General and administrative expenses decreased by $909 for the six months ended June 30, 2024, compared to June 30, 2023. The decrease was primarily due to decreases of $495 in insurance expenses, $380 in finance expenses, $395 in financial consultant expenses, $67 in communication expenses, $24 in staffing expenses, and $16 in other administrative expenses; offset by an increase of $273 in audit and legal expenses, $201 in tax expense and $14 in premises expenses. Staffing costs have decreased because of cost-cutting measures, and stock-based compensation costs have decreased because of stock option forfeitures of recently resigned employees.

Other Income (Expenses), Net

For the three months ended June 30, 2024, compared to June 30, 2023

Other income (expense) of $1,742 recognized in the three months ended June 30, 2024, consisted primarily of a $2,243 fair value adjustment to derivative liabilities and interest income of $53, offset by interest expenses of ($426), and foreign exchange losses of ($128).

Other income (expense) of $1,776 recognized in the three months ended June 30, 2023, consisted primarily of a $1,941 fair value adjustment to derivative liabilities and interest income of $3, offset by interest expenses of ($142), and foreign exchange losses of ($26).

For the six months ended June 30, 2024, and June 30, 2023

Other income (expense) of $2,135 recognized in the six months ended June 30, 2024, consisted primarily of a $2,662 fair value adjustment to derivative and warrant liabilities, foreign exchange losses of ($52), and interest income of $53, offset by interest expense of ($528).

Other income (expense) of $2,092 recognized in the six months ended June 30, 2023, consisted primarily of a $2,250 fair value adjustment to derivative and warrant liabilities, foreign exchange gains of $69, and interest income of $7, offset by interest expense of ($234).

Liquidity, Capital Resources and Plan of Operations

Since our inception through June 30, 2024, our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our securities. As of June 30, 2024, we had $19.2 million in cash and cash equivalents, and an accumulated deficit of $99.9 million.

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

On March 21, 2024, the Company commenced an at the market offering of shares of our Common Stock and as of June 30, 2024, had sold 31,891,433 shares of our Common Stock for net proceeds of $27,689. Subsequent to June 30, 2024, an additional 7,340,312 shares of our common stock were sold at the market for net proceeds of $1,404. In light of the Company’s cash position as of the date of this Quarterly Report, the Company has sufficient funds for its current operations and planned capital expenditures. As discussed above the Company intends to seek capital through sale of its securities or other sources. There are no assurances, however, that the Company will be successful in raising additional working capital, or if it is able to raise additional working capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter into other such arrangements if and when needed would have a negative impact on its business, results of operations and financial condition and its ability to develop its product candidates.

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

Contractual Obligations and Commitments

We enter into agreements in the normal course of business with vendors for preclinical studies, clinical trials, and other service providers for operating purposes. We have not included these payments in a table of contractual obligations since these contracts are generally cancellable at any time by us following a certain period after notice and therefore, we believe that our non-cancellable obligations under these agreements are not material.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2024	2023
	(In thousands)

Net cash flows used in operating activities	$(8,703)	$(5,697)
Net cash flows provided by financing activities	27,689	4,023
Effect of foreign exchange rates on cash	81	65
Net (decrease) increase in cash	$19,067	$(1,609)

Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities was approximately $8.7 million compared to approximately $5.7 million for the six months ended June 30, 2023. The $3.0 million increase in net cash used in operating activities was primarily the result of higher non-cash operating expenses of $890 thousand and a decrease in cash provided by non-cash operating assets of $2.8 million, offset by a decreased loss of $660 thousand.

Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was approximately $27.7 million compared to approximately $4.0 million provided in the six months ended June 30, 2023.

The increase in net cash provided by investing activities was primarily due to the receipt of $27,689 in net proceeds from the issuance of common stock.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated expenditures and commitments for the next twelve months. Our estimate as to how long we expect our cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2024 and 2023, and our audited consolidated financial statements for the years ended December 31, 2023 and 2022, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2023 included in the Form 10-K, and there have been no significant changes to our significant accounting policies during the six months ended June 30, 2024. These unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes.

Recently Issued Accounting Pronouncements

See the sections titled “Recently adopted accounting pronouncements” in Note 2(cc) and “Recently issued accounting pronouncements not yet adopted” in Note 2(x) to the Company’s consolidated financial statements for the year ended December 31, 2023 and 2022, appearing in the Form 10-K; and in Note 2(g) to the Company’s unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2024 and 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management and consultants, including our Chief Executive Officer and our Chief Financial Officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2024, as such term is defined in Rules 13a-15I and 15d-15(e) of the Exchange Act. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the future, we may become involved in litigation or other legal proceedings that arise in the ordinary course of business. Except as disclosed below, we are not currently party to any legal proceedings, and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results or financial condition. In the event we are subject to a legal proceeding, it could have a material adverse impact on us because of litigation costs and diversion of management resources.

SEC Investigation

On July 19, 2024, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously disclosed SEC investigation. The Wells Notice relates to the Company’s disclosures regarding meetings with the United States Food and Drug Administration (the “FDA”) regarding the Company’s NDA for Dovitinib or Dovitinib-DRP, which was submitted to the FDA in 2021. The Company understands that all conduct relating to the SEC Wells Notice occurred during or prior to fiscal year 2022. The Company also understands that three of its former officers received Wells Notices from the SEC relating to the same conduct. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notice informed the Company that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company that would allege certain violations of the federal securities laws. The Company is continuing to cooperate with the SEC and maintains that its actions were appropriate, and intends to pursue the Wells Notice process, including submitting a formal response to the SEC.

Item 1A. Risk Factors.

There are no material changes to the “Risk Factors” set forth in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 19, 2024, we entered into an At-The-Market Issuance Sales Agreement, as may be amended from time to time (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) under which we may, from time to time, issue and sell shares of our Common Stock having aggregate sales proceeds of up to $30 million, in a series of one or more “at-the-market” equity offerings (the “ATM Program”). Ascendiant is not required to sell any specific share amounts but acts as our sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. We agreed to pay Ascendiant a commission equal to 3.0% of the aggregate gross proceeds we receive from each sale of shares of our Common Stock. Pursuant to the Sales Agreement, any shares will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-275282) filed with the SEC on November 2, 2023, including the base prospectus contained therein, as declared effective by the SEC on November 29, 2023. Shares of our Common Stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary.

During the period April 1, 2024, through August 5, 2024, the Company has sold 7,340,312 shares of its Common Stock for net proceeds of $1,404.

Item 3. Defaults Upon Senior Securities.

For a discussion of the “Convertible Promissory Note Due to Novartis” refer to Note 5 to the Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Our 2024 annual meeting of stockholders will be delayed by more than 30 days from February 3, the anniversary date of the 2023 annual meeting of stockholders. On July 25, 2024, our board of directors, acting in accordance with the authority granted to our board of directors pursuant to the applicable provisions of our bylaws, elected to postpone the 2024 annual meeting of stockholders to a date to be determined by our board of directors in accordance with the applicable provisions of our bylaws. Our board of directors has not yet determined the date of the postponed 2024 annual meeting of stockholders. We will provide all required information about the postponed 2024 annual meeting of stockholders when it becomes available.

Item 6. Exhibits.

See the Exhibit Index to this Quarterly Report immediately below and before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation	S-4	333-258968	3.1	August 20, 2021
3.2	Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.	S-4/A	333-259484	3.3	September 29, 2021
3.3	Second Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	March 20, 2023
3.4	Third Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	March 24, 2023
3.5	Fourth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	June 28, 2023
3.6	Fifth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160		April 4, 2024
3.7	Specimen Common Stock Certificate of Allarity Therapeutics, Inc.	S-4/A	333-259484	4.1	September 29, 2021
3.8	Amended and Restated Bylaws of Allarity Therapeutics, Inc.	S-4/A	333-259484	3.4	October 18, 2021
3.9	Amendment No. 1 to Amended and Restated Bylaws of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	July 11, 2022
10.1	First Comprehensive Amendment to At-The-Market Issuance Sales Agreement, dated May 17, 2024	8-K	001-41160	10.1	May 21, 2024
10.2†	Management Services Agreement, effective as of June 1, 2024	8-K	001-41160	10.1	June 6, 2024
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act					X
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act					X
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act					X
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					—

+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Indicates management contract or compensatory plan or arrangement.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLARITY THERAPEUTICS, INC.,

Date: August 5, 2024	By:	/s/ Thomas H. Jensen
Thomas H. Jensen
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2024	By:	/s/ Joan Y. Brown
Joan Y. Brown
Chief Financial Officer (Principal Financial and Accounting Officer)