Form 10-Q
period 2024-09-30
Allarity Therapeutics, Inc.
filed 2024-11-14
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
(Address of principal executive offices and zip code)

(401) 426-4664

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ALLR	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2024, there were 4,433,587 shares of the issuer's common stock, par value $0.0001, outstanding.

		Page
	Cautionary Note Regarding Forward-Looking Statements	ii

PART I—FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as at September 30, 2024 (Unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months and nine months ended September 30, 2024 and 2023 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II—OTHER INFORMATION		27

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

	Signatures	29

i

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to the “Company,” “Allarity,” “we,” “us,” “our” and similar terms refer to Allarity Therapeutics, Inc., Allarity Therapeutics A/S (as predecessor) and its respective consolidated subsidiaries. On April 9, 2024, we effected a 1-for-20 reverse stock split of the shares of our common stock (the “April Reverse Stock Split”). On September 11, 2024, we effected a 1-for-30 reverse stock split of the shares of our common stock (the “September Reverse Stock Split”). All historical share and per share amounts reflected throughout this Quarterly Report have been adjusted to reflect the Reverse Stock Split.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(U.S. dollars in thousands, except for share and per share data)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$18,463	$166
Other current assets	100	209
Prepaid expenses	151	781
Tax credit receivable	1,652	815
Total current assets	20,366	1,971

Property, plant and equipment, net	12	20
Intangible assets	—	9,871
Total assets	$20,378	$11,862

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,693	$8,416
Accrued liabilities	1,322	1,309
Warrant derivative liability	2	3,083
Income taxes payable	60	59
Convertible promissory notes and accrued interest, net of debt discount	1,337	1,300
Total current liabilities	7,414	14,167

Deferred tax	—	446
Total liabilities	7,414	14,613

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit)
Series A Preferred stock $0.0001 par value (500,000 and 20,000 shares designated at September 30, 2024 and December 31, 2023, respectively) shares issued and outstanding at September 30, 2024 and December 31, 2023 were 0 and 1,417, respectively	—	1,742
Common stock, $0.0001 par value (250,000,000 and 750,000,000 shares authorized, at September 30, 2024 and December 31, 2023, respectively); shares issued and outstanding at September 30, 2024 and December 31, 2023 were 2,759,070 and 9,812, respectively	—	—
Additional paid-in capital	125,170	90,369
Accumulated other comprehensive loss	(693)	(411)
Accumulated deficit	(111,513)	(94,451)
Total stockholders’ equity (deficit)	12,964	(2,751)
Total liabilities and stockholders’ equity (deficit)	$20,378	$11,862

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(U.S. dollars in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$1,021	$1,948	$4,249	$4,480
Impairment of intangible assets	9,703	—	9,703	—
General and administrative	1,589	2,478	5,972	7,770
Total operating expenses	12,313	4,426	19,924	12,250
Loss from operations	(12,313)	(4,426)	(19,924)	(12,250)

Other income (expense)
Interest income	261	12	314	19
Interest expense	(50)	(34)	(578)	(268)
Foreign exchange (losses) gains	121	(156)	69	(87)
Fair value of New September Warrants	—	(4,189)	—	(4,189)
Fair value of modification to April & July 2023 Warrants	—	(591)	—	(591)
Change in fair value of derivative and warrant liabilities	14	4,937	2,676	7,187
Total other income (expense)	346	(21)	2,481	2,071
Net loss before tax benefit	(11,967)	(4,447)	(17,443)	(10,179)
Income tax benefit	377	—	381	—
Net loss	(11,590)	(4,447)	(17,062)	(10,179)
Deemed dividend on Series A Preferred Stock	—	(1,105)	(299)	(8,392)
Deemed dividend on Series A Convertible Preferred Stock	(562)	—	(562)	—
Gain on extinguishment of Series A Convertible Preferred Stock	—	—	222	—
Deemed dividend on Series C Preferred Stock	—	—	—	(123)
Net loss attributable to common stockholders	$(12,152)	$(5,552)	$(17,701)	$(18,694)

Basic and diluted net loss per common stock	$(7.71)	$(1,346.09)	$(25.33)	$(11,630.75)
Weighted-average number of common stock outstanding, basic and diluted	1,575,762	4,125	698,877	1,607

Other comprehensive loss, net of tax
Net loss	$(11,590)	$(4,447)	$(17,062)	$(10,179)
Change in cumulative translation adjustment	(163)	(92)	(282)	(37)
Total comprehensive loss attributable to common stockholders	$(11,753)	$(4,539)	$(17,344)	$(10,216)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2024 and 2023

(UNAUDITED)

(U.S. dollars in thousands, except for share data)

					Series C
	Series A		Series B		Convertible		Series A					Accumulated		Total
	Preferred		Preferred		Preferred		Preferred				Additional	Other		Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid in	Comprehensive	Accumulated	Equity
	Number	Value	Number	Value	Number	Value	Number	Value	Number	Value	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2022	13,586	$2,001	190,786	$2	—	$—	—	$—	19	$—	$83,158	$(721)	$(82,550)	$(113)
Issuance of Series C Convertible Preferred Stock, net	—	—	—	—	50,000	1,160	—	—	—	—	—	—	—	—
Deemed dividend of 5% and accretion of Series C Convertible Preferred Stock to redemption value	—	—	—	—	—	167	—	—	—	—	(167)	—	—	(167)
Round up of common shares issued as a result of 1-for-35 and 1-for-40 reverse stock splits	—	—	—	—	—	—	—	—	1	—	—	—	—	—
Conversion of Preferred Stock into common stock, net	(3,838)	(565)	—	—	—	—	—	—	30	—	565	—	—	565
Redemption of Series B Preferred Stock	—	—	(190,786)	(2)	—	—	—	—	—	—	2	—	—	2
Stock based compensation (recoveries)	—	—	—	—	—	—	—	—	—	—	(121)	—	—	(121)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	84	—	84
Loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(3,352)	(3,352)
Balance, March 31, 2023	9,748	$1,436	—	$—	50,000	$1,327	—	$—	50	$—	$83,437	$(637)	$(85,902)	$(3,102)
Issuance of common stock, net, April 2023 Financing	—	—	—	—	—	—	—	—	416	—	6,815	—	—	6,815
Round up of common shares issued as a result of 1-for-40 reverse stock split	—	—	—	—	—	—	—	—	1	—	—	—	—	—
Fair value of April Warrants allocated to liabilities, net of financing costs	—	—	—	—	—	—	—	—	—	—	(3,772)	—	—	(3,772)
Conversion of Series A Preferred Stock into common stock	(5,509)	(812)	—	—	—	—	(2,705)	(2,522)	374	—	3,334	—	—	812
Deemed dividends on Series C Preferred Stock	—	—	—	—	—	119	—	—	—	—	(119)	—	—	(119)
Elimination of Series A redemption rights	(4,239)	(624)	—	—	—	—	4,239	3,952	—	—	(3,328)	—	—	624
Issuance of Series A Preferred Stock as repayment of debt	—	—	—	—	—	—	486	453	—	—	—	—	—	453
Redemption of Series A Preferred Stock for cancellation of debt	—	—	—	—	—	—	(1,550)	(1,445)	—	—	(207)	—	—	(1,652)
Exchange of Series C Preferred stock for Series A Preferred stock	—	—	—	—	(50,000)	(1,446)	5,577	5,199	—	—	(3,752)	—	—	1,447
Stock based compensation	—	—	—	—	—	—	—	—	—	—	180	—	—	180
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(29)	—	(29)
Loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(2,380)	(2,380)
Balance, June 30, 2023	—	$—	—	$—	—	$—	6,047	$5,637	841	$—	$82,588	$(666)	$(88,282)	$(723)
July 10, 2023 modification of Series A Preferred stock	—	—	—	—	—	—	—	206	—	—	(206)	—	—	—
Issuance of common stock, net July 2023 financing	—	—	—	—	—	—	—	—	4,075	—	10,080	—	—	10,080
Fair value of July Warrants allocated to liabilities, net of financing costs	—	—	—	—	—	—	—	—	—	—	(6,254)	—	—	(6,254)
Redemption of Series A shares	—	—	—	—	—	—	(4,630)	(4,474)	2,063	—	(526)	—	—	(5,000)
Common share adjustment as a result of stock splits	—	—	—	—	—	—	—	—	(2)	—	—	—	—	—
September 2023 warrants exercised on inducement, net	—	—	—	—	—	—	—	—	—	—	1,238	—	—	1,238
Obligation to issue shares as a result of September 2023 warrant inducement	—	—	—	—	—	—	—	—	—	—	639	—	—	639
Fair value of warrants exercised on September warrant inducement	—	—	—	—	—	—	—	—	—	—	1,056	—	—	1,056
September 2023 modification of Series A Preferred shares	—	—	—	—	—	—	—	373	—	—	(373)	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	124	—	—	124
Currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(92)	—	(92)
Loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(4,447)	(4,447)
Balance, September 30, 2023	—	$—	—	$—	—	$—	1,417	$1,742	6,977	$—	$88,366	$(758)	$(92,729)	$(3,379)

	Series A		Series A Convertible					Accumulated		Total
	Convertible		Redeemable				Additional	Other		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated	Equity
	Number	Value, net	Number	Value, net	Number	Value	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2023	1,417	$1,742	—	$—	9,812	$—	$90,369	$(411)	$(94,451)	$(2,751)
Conversion of preferred stock into common stock, net	(202)	(269)	—	—	904	—	269	—	—	—
Extinguishment of preferred stock	—	(191)	—	—	—	—	191	—	—	—
Deemed dividend on preferred stock	—	228	—	—	—	—	(228)	—	—	—
Shares issued for compensation	—	—	—	—	484	—	90	—	—	90
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	—	—	227	—	40	—	—	40
Reverse split (1-for-30) rounding adjustment	—	—	—	—	(1)	—	—	—	—	—
Stock based compensation (recoveries)	—	—	—	—	—	—	(32)	—	—	(32)
Currency translation adjustment	—	—	—	—	—	—	—	25	—	25
Loss for the period	—	—	—	—	—	—	—	—	(3,843)	(3,843)
Balance, March 31, 2024	1,215	$1,510	—	$—	11,426	$—	$90,699	$(386)	$(98,294)	$(6,471)
Conversion of preferred stock into common stock, net	(1,215)	(1,550)	—	—	15,072	—	1,550	—	—	—
Extinguishment of preferred stock	—	(31)	—	—	—	—	31	—	—	—
Deemed dividend on preferred stock	—	71	—	—	—	—	(71)	—	—	—
Cashless exercise of 3i Exchange Warrants	—	—	—	—	78,655	—	405	—	—	405
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	—	—	1,062,822	3	27,649	—	—	27,652
Reverse split (1-for-30) rounding adjustment	—	—	—	—	(1)	—	—	—	—	—
Stock based compensation (recoveries)	—	—	—	—	—	—	22	—	—	22
Currency translation adjustment	—	—	—	—	—	—	—	(144)	—	(144)
Loss for the period	—	—	—	—	—	—	—	—	(1,629)	(1,629)
Balance, June 30, 2024	—	$—	—	$—	1,167,974	$3	$120,285	$(530)	$(99,923)	$19,835
Issuance of convertible redeemable preferred stock	—	—	35,000	2,938	—	—	—	—	—	2,938
Redemption of convertible redeemable preferred stock	—	—	(35,000)	(3,500)	—	—	—	—	—	(3,500)
Deemed dividend on redeemable preferred stock	—	—	—	562	—	—	(562)	—	—	—
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	—	—	1,493,878	—	5,427	—	—	5,427
Reverse split (1-for-30) rounding adjustment	—	—	—	—	97,218	(3)	3	—	—	—
Stock based compensation	—	—	—	—	—	—	17	—	—	17
Currency translation adjustment	—	—	—	—	—	—	—	(163)	—	(163)
Loss for the period	—	—	—	—	—	—	—	—	(11,590)	(11,590)
Balance, September 30, 2024	—	$—	—	$—	2,759,070	$—	$125,170	$(693)	$(111,513)	$12,964

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(17,062)	$(10,179)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	8	28
Stock-based compensation	7	183
Impairment of intangible assets	9,703	—
Unrealized foreign exchange (gains) losses	(10)	88
Non-cash financing cost	—	1,110
Non-cash interest	173	230
Fair value of New September Warrants	—	4,189
Fair value of modification to April & July 2023 warrants	—	591
Change in fair value of warrant and derivative liabilities	(2,676)	(7,187)
Deferred income taxes	(446)	—
Changes in operating assets and liabilities:
Other current assets	109	530
Tax credit receivable	(837)	(774)
Prepaid expenses	630	195
Accounts payable	(3,623)	96
Accrued liabilities	(123)	(152)
Income taxes payable	1	(13)
Operating lease liability	—	(8)
Net cash used in operating activities	(14,146)	(11,073)

Cash Flows from Financing Activities:
Proceeds from ATM sales of common stock, net of issuance costs	33,119	—
Net proceeds from sale of common stock and pre-funded warrant issuance	—	16,895
Net proceeds from warrants exercised in conjunction with price & warrant inducement	—	1,720
Proceeds from Series C Convertible Preferred Stock issuance, net of costs	—	1,160
Redemption of Series B Preferred Stock	—	(2)
Proceeds from issuance of Convertible Redeemable Series A Preferred Stock	2,938	—
Redemption of Convertible Redeemable Series A Preferred Stock	(3,500)	—
Proceeds from 3i promissory notes	1,340	1,050
Repayment of 3i debt and promissory notes	(1,340)	(3,698)
Redemption of Series A Preferred Stock	—	(6,652)
Net cash provided by financing activities	32,557	10,473
Net increase (decrease) in cash and cash equivalents	18,411	(600)
Effect of exchange rate changes on cash and cash equivalents	(114)	(30)
Cash and cash equivalents, beginning of period	166	2,029
Cash and cash equivalents, end of period	$18,463	$1,399

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$6
Cash paid for interest	$408	$36

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series A Redeemable Preferred Stock	1,819	3,899
Deemed dividend on Series A Preferred Stock	(299)	8,392
Gain on extinguishment of Series A Preferred Stock	222	—
Stock issued in conjunction with consulting agreement	90	—
Issuance of 2,359,650 common shares on conversion of 3,632,366 3i Exchange Warrants	405	—
Issuance of Series A Preferred Stock in Exchange for Series C Preferred Stock	—	5,199
Issuance of Series A Preferred Stock to extinguish $350 3i Promissory Note	—	453
Deemed dividend on elimination of Series A redemption rights	—	3,328
Deemed dividend on exchange of Series C Preferred Stock for Series A Preferred Stock	—	3,752
Deemed dividend on redemption of Series A Preferred Stock	—	207
Deemed dividend on Series C Convertible Preferred Stock, and accretion of Series C Preferred Stock to redemption value	—	123
Deemed dividend on Convertible Redeemable Series A Preferred Stock	562	—

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Principal Activities and Basis of Presentation

Background

Allarity Therapeutics, Inc. and Subsidiaries (the “Company”) is a clinical stage pharmaceutical company that develops drugs for the personalized treatment of cancer using drug specific companion diagnostics generated by its proprietary drug response predictor technology, DRP®. Additionally, the Company, through its Danish subsidiary, Allarity Therapeutics Europe ApS (previously Oncology Venture ApS), specializes in the research and development of anti-cancer drugs.

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

Pursuant to the requirements of Accounting Standard Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying Financial Statements were issued.

As a biopharmaceutical organization, the Company has devoted substantially all of its resources since inception to research and development activities for its Drug Response Predictor “DRP” in conjunction with the Company's product candidate, business planning, raising capital, establishing its intellectual property portfolio, acquiring or discovering new product candidates, and providing general and administrative support for these operations. As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception and anticipates such losses and negative cash flows will continue for the foreseeable future.

Since inception the Company has funded its operations primarily from sales of its stock. The Company has incurred significant losses and has an accumulated deficit of $111.5 million as of September 30, 2024. To date the Company has not generated any significant revenues and expects to continue to generate operating losses for the foreseeable future. The Company expects that its existing cash and cash equivalents of $18.5 million as of September 30, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the Financial Statements.

While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for the next 12 months from the issuance date of the Financial Statements, the Company’s liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to the DRP; (4) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as established by the Financial Accounting Standards Board (the “FASB”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The Financial Statements contain all normal and recurring adjustments necessary to state fairly the consolidated balance sheet, results of operations and comprehensive loss, statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the current fiscal year ending December 31, 2024. The financial data presented herein do not include all disclosures required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the fiscal year ended December 31, 2023, thereto included in the Company’s Annual Report on Form 10-K, as amended (the “Form 10-K”) initially filed with the SEC on March 8, 2024.

Use of Estimates

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

2. Summary of Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Form 10-K for the year ended December 31, 2023, that are of significance, or potential significance, to the Company.

Organization and Principles of Consolidation

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

Adjustments that arise from exchange rate translations are included in other comprehensive loss in the consolidated statements of operations and comprehensive loss as incurred. During the three months ended September 30, 2024 and 2023, the Company recorded accumulated foreign currency translation losses of $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded accumulated foreign currency translation losses of $0.3 million and $37,000, respectively.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in financial institutions in amounts that could exceed government-insured limits. The Company does not believe it is subject to additional credit risks beyond those normally associated with commercial banking relationships. The Company has not experienced losses on its cash and cash equivalents accounts and management believes, based upon the quality of the financial institutions, that the credit risk regarding these deposits is not significant. The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply its requirements for supplies and raw materials related to these programs. These programs could be adversely affected by a significant interruption in these manufacturing services or the availability of raw materials.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2024 and 2023, the Company’s other comprehensive gain was comprised of currency translation adjustments.

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

Accounting Standards Not Yet Adopted

In  November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024. The Company is currently evaluating the impact of the new standard on its financial statement disclosures.

In  December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after  December 15, 2024. The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new financial statement disclosures in tabular format, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update do not change or remove current expense disclosure requirements. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its financial statement disclosures.

3. Intangible assets

The Company’s IPR&D assets have been classified as indefinite-lived intangible assets. The Company’s individual material development project in progress, stenoparib, is recorded at $0 and $9.8 million on September 30, 2024, and December 31, 2023, respectively.

The Company has halted enrollment in the ongoing Phase 2 trial of stenoparib and is focused on the development of a follow-on trial with FDA regulatory intent. These developments prompted an updated impairment assessment of the Company's intangible assets utilizing a discounted cash flow model with a weighted average cost of capital (“WACC”) of 26%. As a result of the updated impairment assessment, the Company recognized an impairment charge of $9.7 million and foreign exchange loss of $0.1 million during the three months ended September 30, 2024, with no comparable expense in 2023.

4. Accrued liabilities

The Company’s accrued liabilities are comprised of the following:

	September 30,	December 31,
($ in thousands)	2024	2023
Development cost liability	$105	$114
Accrued interest on milestone liabilities	237	101
Accrued audit and legal	652	425
Payroll accruals	233	398
Accrued contracted services and other	95	271
Total accrued expenses	$1,322	$1,309

5. Convertible promissory note due to Novartis

On January 26, 2024, the Company received a termination notice from Novartis Pharma AG, a company organized under the laws of Switzerland (“Novartis”) due to a material breach of that certain license agreement dated April 6, 2018, as amended to date (the “License Agreement”). Accordingly, under the terms of the License Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. As of September 30, 2024, the liability is recorded as a current liability on the Company’s condensed unaudited consolidated balance sheets as follows: $3.6 million in accounts payable, $1.3 million convertible promissory notes and accrued interest, net of debt discount, and $0.2 million in accrued liabilities.

6. Convertible senior promissory notes due to 3i, LP (“3i”)

3i Convertible Senior Promissory Notes (2024) (collectively the “2024 Notes”)

During the three months ended March 31, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”), as amended, with 3i, pursuant to which three senior convertible promissory notes were issued as follows:

i.

On January 18, 2024, in an aggregate principal amount of $440,000 due on January 18, 2025, and with a set conversion price of $268.50 per share, for an aggregate purchase price of $400,000, representing an approximate 10% original issue discount (the “First Note”).

ii.

On February 13, 2024, in an aggregate principal amount of $440,0000 due on February 13, 2025, and with a set conversion price of $243.00 per share, for an aggregate purchase price of $400,000, representing an approximately 10% original issue discount (the “Second Note”).

iii.

On March 14, 2024, in an aggregate principal amount of $660,000 due on March 14, 2025, and with a set conversion price of $210.00 per share, for an aggregate purchase price of $600,000, representing an approximately 10% original issue discount (the “Third Note”).

The Company agreed to pay interest to 3i on the aggregate unconverted and then outstanding principal amount of the 2024 Notes at the rate of 8% per annum with interest payments commencing one month after the initial receipt of net proceeds. The interest on each of the 2024 Notes is payable in cash or, at the 3i’s option, in shares of the Company's common stock, at 90% of the lowest VWAP during the previous ten trading days that is immediately prior to the interest payment dates. Under the terms of the 2024 Notes, 3i has the exclusive right to choose whether to receive interest payments in cash or as shares of the Company's common stock.

Redemption

Subject to the provisions of the 2024 Notes, if, at any time while the 2024 Notes are outstanding, the Company engages in one or more subsequent financings, 3i may require the Company to first use up to 100% of the gross proceeds of such financing to redeem all or a portion of the 2024 Notes at 105%. However, if the Company were to raise capital in the Sales Agreement (see Note 9), 3i may request up to 20% of the proceeds to redeem the Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at the stated value.

The 2024 Notes and accrued interest were redeemed in full and cancelled on May 6, 2024.

3i Convertible Secured Promissory Notes (2023)

On November 22, 2022, the Company entered into a Secured Note Purchase Agreement (“Purchase Agreement”) with 3i, whereby the Company authorized the sale and issuance of three Secured Promissory Notes (each a “Note” and collectively, the “Notes”). Effective November 28, 2022, the Company issued: (1) a Note in the principal amount of $1.7 million as payment of $1.7 million due to 3i in Alternative Conversion Floor Amounts (as defined in the Notes) that began to accrue on July 14, 2022; and (2) a Note in the principal amount of $0.4 million in exchange for cash. Effective December 30, 2022, the Company issued an additional Note in the principal amount of $0.7 million in exchange for cash.

Each Note matured on  January 1, 2024, carried an interest rate of 5% per annum, and was secured by all of the Company’s assets pursuant to a security agreement (the “Security Agreement”). In addition, the holder was able to exchange the Notes for the Company’s shares of common stock at an exchange price equal to the lowest price per share of the equity security sold to other purchasers, rounded down to the nearest whole share, if the Company concluded a future equity financing prior to the maturity date or other repayment of such promissory note. Lastly, each Note and interest earned thereon was able to be redeemed by the Company at its option at any time or the holder may demand redemption if a) the Company obtains gross proceeds of at least $5 million in a financing in an amount of up to 35% of the gross proceeds of the financing or b) there is an Event of Default (as defined in the Note agreement). Discounts to the principal amounts were included in the carrying value of the Notes and amortized to interest expense over the contractual term of the underlying debt. The Company recorded a $34,000 debt discount upon issuance of the Notes related to legal fees paid that were capitalized as debt issuance costs. For the six months ended June 30, 2023, interest expense totaled $43,000, comprised of $33,000 for contractual interest and $10,000 for the amortization of the debt discount.

The 3i Convertible Secured Promissory Notes were paid in full and cancelled on April 21, 2023.

7. Preferred Stock

August 2024 Series A Convertible Redeemable Preferred Stock

On August 19, 2024 (the "Closing Date"), the Company entered into a Securities Purchase Agreement (the “August 2024 SPA”) with certain purchasers (the “August 2024 Purchasers”), pursuant to which the Company issued and sold, in a private placement (the “August 2024 Offering”), 35,000 shares of the Company’s Convertible Redeemable Series A Preferred Stock, par value $0.0001 per share (the “August 2024 Preferred Stock”), for net proceeds of approximately $2.9 million in the aggregate for the August 2024 Offering, after the deduction of discounts, fees and offering expenses. In connection with the August 2024 Offering, the Company paid $0.2 million to Ascendiant Capital Markets, LLC, the Company’s placement agent.

On the Closing Date, the Company filed a certificate of designation (the “August 2024 COD”) with the Secretary of the State of Delaware designating the rights, preferences and limitations of the August 2024 Preferred Stock. Under the August 2024 COD, for purposes of determining the presence of a quorum at any meeting of the stockholders of the Company at which the August 2024 Preferred Stock were entitled to vote and the voting power of the August 2024 Preferred Stock, each holder of the August 2024 Preferred Stock was entitled to a number of votes equal to shares of the Company’s common stock into which such August 2024 Preferred Stock are then convertible, disregarding, for such purposes, any limitations on conversion. The August 2024 Preferred Stock were entitled to vote on each matter submitted to a vote of the stockholders generally and shall vote together with the common stock and any other class or series of capital stock entitled to vote thereon as a single class and on an as converted to the common stock basis.

The holders of the August 2024 Preferred Stock were entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on the common stock. The August 2024 Preferred Stock was convertible, at the option of the holders and, in certain circumstances, by the Company, into common stock, as determined by dividing the net purchase price of $90 per share by the conversion price of $5.10, at the option of the holders.

On the Closing Date, the Company and the August 2024 Purchasers also entered into a Registration Rights Agreement (the “August 2024 RRA”), pursuant to which the Company agreed to file a registration statement with the SEC, to register for resale the common stock issuable upon the conversion of the August 2024 Preferred Stock. The registration statement was filed with the SEC on August 30, 2024.

All of the August 2024 Preferred Stock was redeemed in September 2024. As a result of the redemption of the August 2024 Preferred Stock, the Company presented a deemed dividend of $0.6 million during the three and nine months ended September 30, 2024.

Series A Convertible Preferred Stock and Common Stock Purchase Warrants

Amendments to Series A Convertible Preferred Stock

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

Modification to Conversion Price of Series A Preferred Stock and 3i Exchange Warrants

On January 14, 2024, pursuant to the terms of the First Note, the Company modified the conversion price of the 3i Exchange Warrants from $600.00 to $268.50, thereby increasing the number of Exchange Warrants outstanding from 7,346 at December 31, 2023 to 16,411 outstanding at January 14, 2024. Also on January 14, 2024, the conversion price of the outstanding 1,417 shares of Series A Preferred Stock was revised from $600.00 to $268.50. The Company filed the Fifth Certificate of Amendment to Amended and Restated COD (the “Fifth Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $268.50. As of January 14, 2024, the Company used the Black-Scholes option pricing model to determine the fair value of the 1,417 Series A Preferred Stock outstanding at $2.0 million versus their carrying value of $1.7 million. Accordingly, the Company has recorded a deemed dividend of $228,000 as at January 14, 2024. At a stated value of $1.1 million for each share of Series A Preferred Stock, the revised price of $268.50 per share results in the 1,417 shares being convertible into 5,699 shares of common stock as of January 14, 2024.

On February 13, 2024, pursuant to the terms of the Second Note, the Company modified the conversion price of the 3i Exchange Warrants from $268.50 to $243.00 and thereby increased the number of Exchange Warrants outstanding from 16,411 on January 18, 2024, to 18,137 on February 13, 2024. The Company filed the Sixth Certificate of Amendment to Amended and Restated COD (the “Sixth Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $243.00. As of February 14, 2024, the Company used the Black-Scholes option pricing model to determine the fair value of the then 1,296 Series A Preferred Stock outstanding and concluded there was a gain on extinguishment of $122,000. At a stated value of $1.1 million for each share of Series A Preferred Stock, the revised price of $243.00 per share results in the 1,296 shares being convertible into 16,453 shares of common stock.

On March 14, 2024, pursuant to the terms of the Third Note, the Company modified the conversion price of the 3i Exchange Warrants from $234.00 to $210.00 and thereby increased the number of Exchange Warrants outstanding from 18,137 on February 13, 2024, to 27,648 on March 14, 2024. The Company filed the Seventh Certificate of Amendment to Amended and Restated COD (the “Seventh Amendment”) with the Secretary of State of the State of Delaware to reflect the new conversion price of the Series A Preferred Stock of $210.00. As of March 14, 2024, the Company used the Black-Scholes option pricing model to determine the fair value of the then 1,296 Series A Preferred Stock outstanding and concluded there was a gain on extinguishment of $69,000. At a stated value of $1.1 million for each share of Series A Preferred Stock, the revised price of $210.00 per share results in the 1,215 shares being convertible into 17,843 shares of common stock.

During the period April 1, 2024, through May 2, 2024, the Company amended the conversion prices of the Series A Convertible Preferred Stock, the Exchange Warrants and the 2024 Notes to equal the current last sale price of its shares of common stock of $34.50 as of May 1, 2024.

Accounting

Series A Preferred Stock

As a result of fair value adjustments during the nine months ended September 30, 2024, the Company recognized a deemed dividend of $0.3 million and an extinguishment gain of $0.2 million on the Company's outstanding Series A Preferred Stock. Inputs used in the Black-Scholes valuation models utilized to fair value the modifications to the Series A Preferred Stock during the nine months ended  September 30, 2024, are as follows:

	January 14 – March 14,	April 5 – May 2,
	2024	2024
Initial exercise price	20.000 -8.1010	7.000 -1.1515
Stock price on valuation date	8.955 -7.1010	4.522 -1.2323
Risk-free rate	5.10% - 4.82%	5.47% - 5.49%
Term (in years)	0.25 - 0.08	0.08 - 0.01
Rounded annual volatility	145% - 130%	110%

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

Series A Preferred Stock and 3i Exchange Warrant Conversions

During the nine months ended September 30, 2024:

(a)

3i exercised its option to convert 1,417 shares of Series A Preferred Stock for 15,976 shares of common stock at the fair value of $1.8 million. As of September 30, 2024, there were no issued and outstanding shares of Series A Preferred Stock; and

(b)

3i exercised its option to convert 121,079 3i Exchange Warrants for 78,655 shares of common stock valued at $0.4 million. As of September 30, 2024, there were no issued and outstanding 3i Exchange Warrants.

During the nine months ended September 30, 2023, 3i exercised its option to convert 12,052 shares of Series A Preferred stock for 404 shares of common stock at the fair value of $3.9 million, and the Company redeemed 4,630 shares of Series A Preferred Stock held by 3i for $5.0 million. As of September 30, 2023, there were 1,417 issued and outstanding shares of Series A Preferred Stock.

The accounting for the Series A Preferred Stock and Warrants is illustrated in the tables below:

					Consolidated
					Statement of
					Operations &
					Comprehensive
	Consolidated Balance Sheets				Loss
					Fair value
			Series A Convertible		adjustment to
		Series A	Redeemable	Additional	derivative
	Warrant	Preferred	Preferred	paid-in	and warrant
($ in thousands)	liability	Stock	Stock	capital	liabilities
Balances, December 31, 2023	$3,083	$1,742	—	$(7,208)	$—
Conversion of 202 Series A Preferred Stock, net	—	(269)	—	269	—
Extinguishment of Series A Preferred Stock	—	(191)	—	191	—
Deemed dividend on January 14, 2024, modification	—	228	—	(228)	—
Fair value adjustment	(419)	—	—	—	419
Balances, March 31, 2024	2,664	1,510	—	(6,976)	419
Conversion of 1,215 Series A Preferred Stock, net	—	(1,550)	—	1,550	—
Extinguishment of Series A Preferred Stock	—	(31)	—	31	—
Deemed dividend on modification of Series A Preferred Stock	—	71	—	(71)	—
Cashless exercise of 3i Exchange Warrants	(405)	—	—	405	—
Fair value adjustment	(2,243)	—	—	—	2,243
Balances, June 30, 2024	$16	$—	$—	$(5,061)	$2,662
Fair value adjustment	(14)	—	—	—	14
Issuance of redeemable preferred stock	—	—	2,938	—	—
Redemption of redeemable preferred stock	—	—	(3,500)	—	—
Deemed dividend on redeemable preferred stock	—	—	562	(562)	—
Balances, September 30, 2024	$2	$—	$—	$(5,623)	$2,676

					Consolidated
					Statement of
					Operations &
					Comprehensive
	Consolidated Balance Sheets				Loss
		Series A
		Preferred			Fair value
		Convertible			adjustment to
		Stock –	Series A	Additional	derivative
	Warrant	Mezzanine	Preferred	paid-in	and warrant
($ in thousands)	liability	Equity	Stock	capital	liabilities
Balances, December 31, 2022	$374	$2,001	$—	$(3,756)	$—
Conversion of 3,838 Series A Preferred Stock, net	—	(565)	—	575	—
Fair value adjustment	(309)	—	—	—	309
Balances, March 31, 2023	65	1,436	—	(3,181)	309
Conversion of 8,214 Series A Preferred Stock	—	(812)	(2,522)	3,334	—
Elimination of redemption rights on Series A Preferred stock; deemed dividend of $3,328	—	(624)	3,952	(3,328)	—
Redemption of 1,550 Series A Preferred Stock	—	—	(1,445)	—	—
Issuance of 486 Series A Preferred stock as repayment of $350 debt; $103 charged to interest expense	—	—	453	—	—
Exchange of 50,000 Series C Preferred Stock for 5,577 Series A Preferred Stock; deemed dividend of $3,959	—	—	5,199	(3,959)	—
Fair value adjustment	1,078	—	—	—	(1,078)
Balances, June 30, 2023	$1,143	$—	$5,637	$(7,134)	$(769)
July 10, 2023 modification	—	—	206	(206)	—
Redemption of 4,630 Series A Preferred stock	—	—	(4,474)	(526)	—
September 14, 2023 modification	—	—	373	(373)	—
Fair value adjustment	2,803	—	—	—	(2,803)
Balances, September 30, 2023	$3,946	$—	$1,742	$(8,239)	$(3,572)

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

The Company evaluated the terms of the Series C Preferred Stock as required pursuant to ASC 570, 480, 815 and ASU 2020-06, and concluded the Series C Preferred Stock fair value to be $1.2 million, net of share issuance costs of $40,000, and accreted to redemption value of $1.5 million on April 21, 2023, using the effective interest method. Effective April 21, 2023, all of the 50,000 shares of Series C Preferred stock were exchanged for 5,577 shares of Series A Preferred Stock at an agreed value of $1.7 million.

The Company treated the exchange of Series C Preferred Stock for Series A Preferred Stock as an extinguishment as there has been a fundamental change in the nature of the instrument and applied the derecognition accounting model in ASC 260-10-S99-2. Accordingly, the Company had recognized the difference between (1) the fair value of the consideration transferred to the holders of the preferred shares of $5.2 million, and (2) the carrying amount of the preferred shares (net of issuance costs), of $1.2 million as a deemed dividend of $4.0 million that is deducted from additional paid in capital and subtracted from net income to arrive at income available to common stockholders in the calculation of loss per common share.

8. Derivative Liabilities

Continuity of Common Share Purchase Warrant and 3i Warrant Derivative Liabilities

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis as follows (in thousands):

The Common Share Purchase Warrants, comprised of warrants issued in April 2023, July 2023, and September 2023, and 3i Exchange Warrant derivative liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value during the year ended December 31, 2023, and during the nine months ended September 30, 2024, is presented in the following tables:

	Common
	Share
	Purchase	3i Exchange
($ in thousands)	Warrants	Warrants
Balance as of January 1, 2023	$—	$374
Issuance date fair value of April, July & September 2023 Common share purchase warrants	15,161	—
Modifications to fair value upon exercise	592	—
Change in fair value adjustment of derivative and warrant liabilities	(11,911)	1,477
Amount transferred to Equity	(1,579)	(1,031)
Balance as of December 31, 2023	$2,263	$820
Fair value per Common warrant / 3i Warrant / issuable at December 31, 2023	$264.60	$114.00

	Common
	Share
	Purchase	3i Exchange
($ in thousands)	Warrants	Warrants
Balance at January 1, 2024	$2,263	$820
Change in fair value adjustment of derivative and warrant liabilities	(2,261)	(415)
Cashless conversion of 3i Exchange Warrants	—	(405)
Balance at September 30, 2024	$2	$—
Fair value per Common warrant issuable at September 30, 2024	$0.28	$—

Common Share Purchase Warrants – Valuation Inputs

On September 30, 2024, the Company used the Black-Scholes Merton model to estimate the fair value of the Common Share Purchase Warrants derivative liability at $2,000, using the following inputs:

			September 2023
	April 2023	July 2023	Inducement
	Warrants	Warrants	Warrants
Initial exercise price	$600.00	$600.00	$600.00
Stock price on valuation date	$2.11	$2.11	$2.11
Risk-free rate	3.58%	3.58%	3.58%
Term (in years)	3.77	3.77	4.45
Rounded annual volatility	124%	124%	124%

3i Exchange Warrants - Valuation Inputs

On September 30, 2023, the Company utilized the reset strike options Type 2 model by Espen Garder Haug and Black-Scholes Merton models to estimate the fair value of the 3i Warrants to be approximately $4.0 million. The 3i Warrants were valued at September 30, 2023 using the following inputs:

September 30,
2023
Initial exercise price	$600.00
Stock price on valuation date	$450.00
Risk-free rate	5.22%
Expected life of the Warrant to convert (years)	1.22
Rounded annual volatility	152%
Timing of liquidity event	Q4 - 2023
Expected probability of event	10%

9. Stockholders’ Equity

Common Stock

On September 9, 2024, the Company filed the Sixth Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State to decrease the number of authorized shares from, 750,500,000 to 250,500,000 shares and decrease the number of common stock from 750,000,000 to 250,000,000 shares.

Reverse Stock Splits

On April 4, 2024, the Company filed a Fifth Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State to effect a 1-for-20 reverse stock split (the "April Reverse Stock Split") of the Company's shares of common stock effective as of April 9, 2024. No fractional shares were issued in connection with the April Reverse Stock Split. If, as a result of the April Reverse Stock Split, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up to the next whole number. The April Reverse Stock Split resulted in a reduction of the Company's outstanding shares of common stock as of March 31, 2024, from 228,487 to 11,426. The par value of the Company's authorized stock remained unchanged at $0.0001.

On September 9, 2024, the Company filed the Seventh Certificate of Amendment with the Secretary of State of the State of Delaware to effect a 1-for-30 reverse stock split (the "September Reverse Stock Split") of the shares of common stock, effective September 11, 2024. As a result of the September Reverse Stock Split, every 30 shares of common stock outstanding immediately prior to effectiveness of the September Reverse Stock Split were combined and converted into one share of common stock without any change in the par value per share. The September Reverse Stock Split became effective on  September 11, 2024, and the common stock was quoted on the Nasdaq Capital Market ("Nasdaq") on a post-split basis at the open of business on  September 11, 2024. No fractional shares were issued in connection with the September Reverse Stock Split. Stockholders who would have otherwise been entitled to a fraction of one share of common stock as a result of the September Reverse Stock Split instead received one whole share of common stock. The Company issued 97,190 shares of common stock to shareholders who had been entitled to a fraction of one share.

All share and per share information has been retroactively adjusted to give effect to the April Reverse Stock Split and September Reverse Stock Split for all periods presented, unless otherwise indicated.

2023 Shelf

On  November 2, 2023, the Company filed a shelf registration statement (File No. 333-275282) on Form S-3, which was declared effective on November 29, 2023 (the "Shelf"). Approximately $15.9 million of securities remain available for sale under the Shelf as of  September 30, 2024.

ATM Facility

On  March 19, 2024, the Company entered into an At-The-Market Issuance Sales Agreement, as amended (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) pursuant to which, the Company  may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate gross sales price of up to $50 million, to or through the Ascendiant. The offer and sale of the shares will be made pursuant to a previously filed shelf registration statement on Form S-3 (File No. 333-275282), originally filed with the SEC on November 2, 2023 and declared effective by the SEC on  November 29, 2023, and the related prospectus supplement dated September 9, 2024 and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). On May 2, 2024, the Company's public float increased above $75.0 million and, as a result, the Company is not subject to the limitations contained in General Instruction I.B.6 of Form S-3.

Under the Sales Agreement, Ascendiant may sell shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. Ascendiant will use commercially reasonable efforts to sell the shares from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company  may impose). The Company agreed to pay Ascendiant a commission of 3.0% of the gross proceeds from the sales of shares sold through Ascendiant under the Sales Agreement and has provided the Ascendiant with customary indemnification and contribution rights. The Company also agreed to reimburse Ascendiant for certain expenses incurred in connection with the Sales Agreement. The Company and the Ascendiant may each terminate the Sales Agreement at any time upon specified prior written notice.

For the three and nine months ended  September 30, 2024, the Company sold an aggregate of 1,493,878 and 2,556,927 shares of its common stock pursuant to the Sales Agreement, resulting in net proceeds of approximately $5.4 million and $33.1 million, respectively, after deducting underwriting discounts. There were no sales of common stock pursuant to the Sales Agreement in 2023.

Series A Preferred Stock

During the six months ended June 30, 2024, 3i exercised its option to convert 1,417 shares of Series A Preferred Stock for 15,976 shares of common stock at the fair value of $1.8 million. As of June 30, 2024, there were no remaining shares of Series A Preferred Stock issued and outstanding.

Exchange Warrants

3i converted 6,667 Exchange Warrants on a cashless basis for 2,824 shares of common stock at $69.00 per share on April 12, 2024, and 114,413 Exchange Warrants at $34.50 per share for 75,832 shares of common stock on May 2, 2024. As September 30, 2024, there are no outstanding Exchange Warrants.

Settlement Agreement

 In accordance with the terms of the settlement agreement between the Company and James G. Cullem, the Company's former CEO, the Company issued 484 shares of common stock valued at $90,000 to James G. Cullem in exchange for consulting services for the nine month period ended September 30, 2024.

Equity Incentive Plan

The Company has in effect the Allarity Therapeutics, Inc. 2021 Incentive Plan (as amended, the “2021 Incentive Plan"). Under the 2021 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to employees, directors, consultants, independent contractors and advisors. The 2021 Incentive Plan authorizes grants to issue up to 353,163 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

At the 2024 Annual Meeting of Stockholders of the Company held on September 3, 2024, the Company’s stockholders, upon the recommendation of the Company’s board of directors, approved an amendment to the 2021 Incentive Plan, as amended, to increase the aggregate number of shares of the Company's common stock authorized for grant under the 2021 Incentive Plan from 72,278 to 353,163.

The number of shares available for grant and issuance under the 2021 Incentive Plan will be increased on January 1st of each of 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock issued and outstanding on each December 31 immediately prior to the date of increase or (b) such number of shares determined by the Board.

Total shares available for the issuance of stock-based awards under the Company’s 2021 Incentive Plan was 353,156 shares at  September 30, 2024.

The Company granted inducement awards consisting of 55,555 common shares on September 12, 2024 and 118,483 common shares on September 30, 2024. The common stock inducement grants were made pursuant to Nasdaq Rule 5635(c)(4) and were not granted pursuant to the 2021 Incentive Plan.

Restricted Stock Units

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2024:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested balance at December 31, 2023	—	—
Granted	174,038	$2.36
Unvested balance at September 30, 2024	174,038	$2.36

At September 30, 2024, the Company had unrecognized stock-based compensation expense related to restricted stock awards of $0.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years. The expense is recognized over the vesting period of the award.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2024:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Options	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2023	9	$4,725,600	3.2	—
Cancelled/forfeited	(2)	2,606,960	—	—
Outstanding at September 30, 2024	7	$4,699,177	2.7	—
Expected to vest	1	$924,000	3.0	—
Exercisable	6	$5,328,373	2.6	—

There were no options granted during the nine months ended September 30, 2024. The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company's common stock for those options that had exercise prices lower than the fair value of the Company's common stock. As of September 30, 2024, the total compensation cost related to non-vested options awards not yet recognized is approximately $2,000 with a weighted average remaining vesting period of 1 year.

Stock-based compensation expense has been reported in the Company's condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Research and development	$11	$121	$8	$39
General and administrative	6	59	(1)	20
Total stock-based compensation expense	$17	$180	$7	$59

10. License and Development Agreements

License Agreement with Novartis for Dovitinib

On January 26, 2024, the Company received a termination notice from Novartis due to a material breach of the License Agreement. Accordingly, under the terms of the License Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. As of September 30, 2024, the liability is recorded as a current liability on the Company’s condensed unaudited consolidated balance sheets as follows: $3.6 million in accounts payable, $1.3 million convertible promissory notes and accrued interest, net of debt discount, and $0.2 million in accrued liabilities.

License Agreement with Eisai Inc. for Stenoparib

The Company holds the exclusive worldwide rights to all preventative, therapeutic and/or diagnostic uses related to cancer in humans and by amendment to the agreement on December 11, 2020, viral infections in humans (including, but not limited to, coronaviruses) for stenoparib from Eisai, Inc. (“Eisai”) pursuant to a license agreement (the “Eisai License Agreement”). Pursuant to the Eisai License Agreement, the Company is solely responsible for the development of stenoparib during the term of the Eisai License Agreement. Eisai License Agreement also provides for a joint development committee consisting of six members, three appointed by the Company and three appointed by Eisai. One of the Company’s members of the joint development committee is designated chair of the committee and has the power to break any deadlock in decisions by the committee that must be made by a majority vote with each representative having one vote. The purpose of the committee is to implement and oversee development activities for stenoparib pursuant to the clinical development plan, serving as a forum for exchanging data, information and development strategy.

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

On May 26, 2023, the Company and Eisai entered into a fourth amendment to the Exclusive License Agreement with an effective date of May 16, 2023, to postpone the extension payment, restructure the payment schedule and extend the deadline to complete enrollment in a further Phase 1b or Phase 2 Clinical Trial for the stenoparib. The Company agreed to pay Eisai in periodic payments as follows: (i) $100,000, which has been paid; (ii) $50,000 within 10 days of execution of the fourth amendment, which has been paid; (iii) $100,000 upon completion of a capital raise, which has been paid; and (iv) $850,000 on or before March 1, 2024.

On February 26, 2024, in exchange for an additional $0.2 million, paid as of May 1, 2024, the Company and Eisai entered into a fifth amendment to the Exclusive License Agreement to postpone the payment of $850,000. The Company agreed to make a one-time payment to Eisai of $850,000 upon completion of a ten-million dollar capital raising campaign, no later than September 1, 2024. The Company paid Eisai $850,000 on August 20, 2024 and no payments are currently outstanding.

On August 2, 2024, the Company and Eisai entered into a sixth amendment to the Exclusive License Agreement with an effective date of August 2, 2024. The terms of the amended exclusive license were further amended in order to (1) amend the definition of a successful completion and (2) amend the terms related to Eisai's right of termination for development.

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

The Company is obligated to pay royalties under the agreement on a country-by-country and product-by-product basis for a period that commences with the first commercial sale of a product in such country and expiring on the later of (i) the expiration of the last valid claim of any and all Eisai patents, OV patents and joint patents covering such product in such country; or, (ii) the 15 year anniversary of the date of first commercial sale of such licensed product in such country. However, the agreement may be terminated sooner without cause by the Company upon 120 days prior written notice, or upon written notice of a material breach of the agreement by Eisai that is not cured within 90 days (30 days for a payment default).

Eisai also has the right to terminate the agreement upon written notice of a material breach of the agreement by the Company that is not cured within 90 days (30 days for a payment default) or if the Company files for bankruptcy.

Option to Reacquire Rights to Stenoparib

For the period commencing with enrollment of the first five patients in a Phase 2 clinical trial pursuant to the clinical development plan and ending 90 days following successful completion of such Phase 2 clinical trial, Eisai has the option to reacquire the Company's licensed rights to develop stenoparib for a purchase price equal to the fair market value of the Company's rights, giving effect to the stage of development of stenoparib that the Company has completed under the agreement. The Company commenced a Phase 2 clinical trial April 15, 2019, and as of the date of the Financial Statements, Eisai has not indicated an intention to exercise its repurchase option.

11. Related party

During the three and nine months ended September 30, 2024, Thomas H. Jensen, a director of the Company, was paid $0 and $0.2 million, respectively, in fees as a consultant. Effective June 1, 2024, the Company executed a Chief Executive Officer Management Services Agreement with Thomas H. Jensen.

During the three and nine months ended September 30, 2023, Thomas H. Jensen was paid $32,000 and $0.1 million, respectively, in fees as a consultant.

12. Loss per share of common stock

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

	As of September 30,
	2024	2023
Warrants	8,557	27,369
Options	7	9
Unvested restricted stock units	174,038	—
Series A Convertible Preferred stock	—	2,551
	182,602	29,929

13. Financial Instruments

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$(2)	$(2)
	$—	$—	$(2)	$(2)

	Fair Value Measurements as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$(2,263)	$(2,263)
Derivative warrant liability	—	—	(820)	(820)
	$—	$—	$(3,083)	$(3,083)

Methods used to estimate the fair values of the Company's financial instruments, not disclosed elsewhere in the Financial Statements, are as follows:

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the date the actual event or change in circumstances that caused the transfer occurs. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers between Level 1 or Level 2 during the nine months ended September 30, 2024 and 2023.

14. Commitments and Contingencies

Indemnification

In accordance with its certificate of incorporation, bylaws, and indemnification agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company's request in such capacity.

SEC Investigation

On July 19, 2024, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously disclosed SEC investigation. The Wells Notice relates to the Company’s disclosures regarding meetings with the United States Food and Drug Administration (the “FDA”) regarding the Company’s NDA for Dovitinib or Dovitinib-DRP, which was submitted to the FDA in 2021. The Company understands that all conduct relating to the SEC Wells Notice occurred during or prior to fiscal year 2022. The Company also understands that three of its former officers received Wells Notices from the SEC relating to the same conduct. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notice informed the Company that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company that would allege certain violations of the federal securities laws. The Company is continuing to cooperate with the SEC and maintains that its actions were appropriate, and pursuing the Wells Notice process.

Nasdaq Delisting Notifications

On June 18, 2024, the Company received a letter from the Nasdaq Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that the Company has not complied with the Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) which is the requirement that for 30 consecutive business days the bid price for the Company’s common stock close above the $1 per share minimum bid price requirement for continued inclusion on Nasdaq. On July 30, 2024, the Company attended a hearing before a Nasdaq Hearings Panel (the "Panel"), and by decision date August 15, 2024, the Panel granted the Company's request for an extension through September 6, 2024 to obtain shareholder approval for a reverse split at a ratio that will allow the Company to demonstrate compliance with the Bid Price Rule. This approval was granted by Allarity's shareholders at the Company's Annual Meeting of Stockholders on  September 3, 2024. On October 9, 2024, the Company was formally notified by the Staff that the Company has evidenced compliance with the Bid Price Requirement for continued listing on the Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2).

Class Action

On September 13, 2024, a purported class action captioned Osman Mukeljic v. Allarity Therapeutics, Inc., et al, 1:24-cv-06952, was filed in the United States District Court for the Southern District of New York against the Company and certain of its current and former officers. The complaint alleges, among other things, that defendants made false and misleading statements and/or failed to disclose information related to Dovitinib NDA’s continued regulatory prospects and purported misconduct in connection with the Dovitinib NDA and/or the Dovitinib-DRP PMA. The complaint asserts violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against all defendants as well as violations of Section 20(a) of the Exchange Act of 1934 against the individual defendants. The Company believes that the class action is without merit and plans to vigorously defend itself against these claims. At this time, there can be no assurance that the Company will prevail in the lawsuits and the Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

15. Subsequent Events

For its Financial Statements as of September 30, 2024, and for the three months then ended, the Company evaluated subsequent events through the date on which the Financial Statements were issued. All subsequent events not disclosed elsewhere in this Quarterly Report are disclosed below.

ATM Facility

During the period October 1, 2024 through November 13, 2024, the Company had sold 1,534,356 shares of its common stock for net proceeds of $2.5 million.

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

The forward-looking statements contained in this report reflect our views and assumptions as of the effective date of this report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Except as required by law, we assume no responsibility for updating any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable law.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview

We are a biopharmaceutical company focused on discovering and currently developing a highly targeted anti-cancer drug candidate. Through the use of our Drug Response Predictor (DRP®) platform, we identify the value in drug assets that have otherwise been discontinued by identifying patient populations where these drugs are active. Our lead drug candidate, stenoparib, is a small molecule dual inhibitor of the poly-ADP-ribose polymerase (PARP 1/2) as well as tankyrase 1/2.

Recent Developments

Nasdaq Delisting Notifications

On June 18, 2024, we received a letter from the Nasdaq Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that the we have not complied with the Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) which is the requirement that for 30 consecutive business days the bid price for our common stock close above the $1 per share minimum bid price requirement for continued inclusion on the Nasdaq Capital Market ("Nasdaq"). On June 27, 2024, we were granted a hearing before a Nasdaq Hearings Panel (the "Panel"). On July 30, 2024, we attended a hearing before the Panel, and by decision date August 15, 2024, the Panel granted our request for an extension through September 6, 2024 to obtain shareholder approval for a reverse split at a ratio that will allow us to demonstrate compliance with the Bid Price Rule. This approval was granted by our shareholders at our Annual Meeting of Stockholders on September 3, 2024. On October 9, 2024, we were formally notified by Nasdaq that we have evidenced compliance with the Bid Price Requirement for continued listing on the Nasdaq, as set forth in Nasdaq Listing Rules 5550(a)(2).

Reverse Stock Splits

On April 4, 2024, we effected a 1-for-20 reverse stock split (the "April Reverse Stock Split") of the shares of common stock effective as of April 9, 2024. No fractional shares were issued in connection with the April Reverse Stock Split. If, as a result of the April Reverse Stock Split, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up to the next whole number. The April Reverse Stock Split resulted in a reduction of our outstanding shares of common stock as of March 31, 2024, from 228,487 to 11,426. The par value of our authorized stock remained unchanged at $0.0001.

On September 9, 2024, we effected a 1-for-30 reverse stock split (the "September Reverse Stock Split") of the shares of common stock, effective September 11, 2024. As a result of the September Reverse Stock Split, every 30 shares of common stock outstanding immediately prior to effectiveness of the September Reverse Stock Split were combined and converted into one share of common stock without any change in the par value per share. The September Reverse Stock Split became effective on September 11, 2024, and the common stock was quoted on the Nasdaq Stock Market on a post-split basis at the open of business on September 11, 2024. No fractional shares were issued in connection with the September Reverse Stock Split. Stockholders who would have otherwise been entitled to a fraction of one share of common stock as a result of the September Reverse Stock Split instead received one whole share of common stock. We issued 97,190 shares of common stock to shareholders who had been entitled to a fraction of one share.

All share and per share information has been retroactively adjusted to give effect to the April Reverse Stock Split and September Reverse Stock Split for all periods presented, unless otherwise indicated.

ATM Facility

On March 19, 2024, we entered into an At-The-Market Issuance Sales Agreement, as amended (the "Sales Agreement") with Ascendiant Capital Markets, LLC ("Ascendiant") under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, having an aggregate gross sales price of up to $50 million, to or through the Ascendiant. The offer and sales of the shares are made pursuant to a previously filed shelf registration statement on Form S-3 (File No. 333-275282), originally filed with the Securities and Exchange Commission (the "SEC") on November 2, 2023 and declared effective on November 29, 2023, and the related prospectus supplement dated September 9, 2024 and filed with the SEC on such date. We will pay the Ascendiant a commission of 3.0% of the gross proceeds from the sales of shares sold through Ascendiant under the Sales Agreement. We will also reimburse the Ascendiant for certain expenses incurred in connection with the Sales Agreement. Both we and Ascendiant may each terminate the Sales Agreement at any time upon specified prior written notice. For the three months ended September 30, 2024, we sold an aggregate of 1,493,878 shares of our common stock pursuant to the Sales Agreement, resulting in net proceeds of approximately $5.4 million after deducting underwriting discounts.

August 2024 Series A Convertible Redeemable Preferred Stock

On August 19, 2024 (the "Closing Date") we entered into a Securities Purchase Agreement (the “August 2024 SPA”) with certain purchasers (the “August 2024 Purchasers”), pursuant to which we issued and sold, in a private placement (the “August 2024 Offering”), 35,000 shares of our Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “August 2024 Preferred Stock”), for net proceeds of approximately $2.9 million in the aggregate for the August 2024 Offering, after the deduction of discounts, fees and offering expenses.

On the Closing Date, we filed a certificate of designation (the “August 2024 COD”) with the Secretary of the State of Delaware designating the rights, preferences and limitations of the August 2024 Preferred Stock. Under the August 2024 COD, for purposes of determining the presence of a quorum at any meeting of the stockholders of Allarity at which the August 2024 Preferred Stock are entitled to vote and the voting power of the August 2024 Preferred Stock, each holder of the August 2024 Preferred Stock shall be entitled to a number of votes equal to shares of our common stock into which such August 2024 Preferred Stock are then convertible, disregarding, for such purposes, any limitations on conversion. The August 2024 Preferred Stock shall be entitled to vote on each matter submitted to a vote of the stockholders generally and shall vote together with the common stock and any other class or series of capital stock entitled to vote thereon as a single class and on an as converted to the common stock basis.

The holders of the August 2024 Preferred Stock are entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on the common stock. The August 2024 Preferred Stock is convertible, at the option of the holders and, in certain circumstances, by us, into common stock, as determined by dividing the net purchase price of $90 per share by the conversion price of $5.10, at the option of the holders.

On the Closing Date, we entered into a Registration Rights Agreement (the “August 2024 RRA”) with the August 2024 Purchasers, pursuant to which we agreed to file a registration statement with the SEC, to register for resale the common stock issuable upon the conversion of the August 2024 Preferred Stock. The registration statement was filed with the SEC on August 30, 2024.

In connection with the August 2024 Offering, we paid $0.2 million to Ascendiant Capital Markets, LLC, our placement agent.

SEC Investigation

On July 19, 2024, we received a “Wells Notice” from the Staff of the SEC relating to our previously disclosed SEC investigation. The Wells Notice relates to our disclosures regarding meetings with the United States Food and Drug Administration (the “FDA”) regarding our NDA for Dovitinib or Dovitinib-DRP, which was submitted to the FDA in 2021. We understand that all conduct relating to the SEC Wells Notice occurred during or prior to fiscal year 2022. We also understand that three of our former officers received Wells Notices from the SEC relating to the same conduct. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notice informed us that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against us that would allege certain violations of the federal securities laws. We are continuing to cooperate with the SEC and maintains that our actions were appropriate, and pursuing the Wells Notice process.

Class Action

On September 13, 2024, a purported class action captioned Osman Mukeljic v. Allarity Therapeutics, Inc., et al, 1:24-cv-06952, was filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers. The complaint alleges, among other things, that defendants made false and misleading statements and/or failed to disclose information related to Dovitinib NDA’s continued regulatory prospects and purported misconduct in connection with the Dovitinib NDA and/or the Dovitinib-DRP PMA. The complaint asserts violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against all defendants as well as violations of Section 20(a) of the Exchange Act of 1934 against the individual defendants. We believe that the class action is without merit and plan to vigorously defend ourselves against these claims. At this time, there can be no assurance that we will prevail in the lawsuits and we cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

Risks and Uncertainties

We are subject to risks common to companies in the biotechnology industry, including but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that we may identify and develop, the need to successfully commercialize and gain market acceptance of our product candidate, dependence on key personnel and collaboration partners, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, and the ability to secure additional capital to fund operations. Our product candidate currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. Even if our research and development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies”, to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

We have incurred net losses in each year since inception. Our net losses were $17.1 million and $10.2 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $111.5 million and cash and cash equivalents of $18.5 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	advance our drug candidate through clinical trials;

●	pursue regulatory approval of our drug candidate;

●	operate as a public company;

●	continue our preclinical programs and clinical development efforts;

●	continue research activities for the discovery of new drug candidates; and

●	manufacture supplies for our preclinical studies and clinical trials.

Components of Operating Expenses

Research and Development Expenses

Research and development expenses include:

●	expenses incurred under agreements with third-party contract organizations, and consultants;

●	costs related to production of drug substance, including fees paid to contract manufacturers;

●	laboratory and vendor expenses related to the execution of preclinical trials; and

●	employee-related expenses, which include salaries, benefits, and stock-based compensation.

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

We expect our research and development expenses on stenoparib to increase substantially for the foreseeable future as we continue to invest to accelerate stenoparib in clinical trials designed to attain regulatory approval. Costs related to dovitinib and IXEMPRA will decrease precipitously as these have been deprioritized/terminated. We expect additional costs in research and development activities as we continue to conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our drug candidate is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our drug candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, facilities costs, depreciation and amortization expenses and professional services expenses, including legal, human resources, audit, and accounting services. Personnel-related costs consist of salaries, benefits, travel, insurance and stock-based compensation. Facilities costs consist of rent and maintenance of facilities. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to advance our drug candidate and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, Nasdaq, additional insurance expenses, investor relations activities and other administrative and professional services.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
($ in thousands)	2024	2023	(Decrease)	2024	2023	(Decrease)
Operating costs and expenses:
Research and development	$1,021	$1,948	$(927)	$4,249	$4,480	$(231)
Impairment of intangible assets	9,703	—	9,703	9,703	—	9,703
General and administrative	1,589	2,478	(889)	5,972	7,770	(1,798)
Total operating costs and expenses	12,313	4,426	7,887	19,924	12,250	7,674
Loss from operations:	(12,313)	(4,426)	(7,887)	(19,924)	(12,250)	(7,674)

Other income (expense):
Interest income	261	12	249	314	19	295
Interest expense	(50)	(34)	(16)	(578)	(268)	(310)
Foreign exchange (losses) gains	121	(156)	277	69	(87)	156
Fair value of New September Warrants	—	(4,189)	4,189	—	(4,189)	4,189
Fair value of modification to April & July 2023 Warrants	—	(591)	591	—	(591)	591
Change in fair value of derivative and warrant liabilities	14	4,937	(4,923)	2,676	7,187	(4,511)
Total other income (expense):	$346	$(21)	$367	$2,481	$2,071	$410

Research and Development Expenses

For the three months ended September 30, 2024, compared to September 30, 2023

The decrease of $0.9 million in research and development expenses was primarily related to a reduction of $0.8 million in manufacturing and supplies and $0.1 million in milestone payments.

For the nine months ended September 30, 2024, compared to September 30, 2023

The decrease of $0.2 million in research and development expenses was primarily related to a reduction of $0.3 million in manufacturing and supplies, $0.1 million in personnel-related costs, including salaries and stock-based compensation, and $0.1 million in contractor and consultant expenses, partially offset by a $0.3 million increase in research study costs.

Impairment of intangible assets

For the three and nine months ended September 30, 2024, compared to September 30, 2023

We halted enrollment in the ongoing Phase 2 trial of stenoparib and are focused on the development of a follow-on trial with FDA regulatory intent. These developments prompted an updated impairment assessment of our intangible assets utilizing a discounted cash flow model with a weighted average cost of capital (“WACC”) of 26%. As a result of the updated impairment assessment, we recognized an impairment charge of $9.7 million and foreign exchange loss of $0.1 million during the three months ended September 30, 2024, with no comparable expense in 2023.

General and Administrative Expenses

For the three months ended September 30, 2024, compared to September 30, 2023

General and administrative expenses decreased by $0.9 million for the three months ended September 30, 2024, compared to September 30, 2023. The decrease was primarily due to decreases of $0.7 million in financing costs, $0.1 million in professional services, and $0.3 million in insurance costs, partially offset by an increase of $0.1 million in personnel-related costs and $0.1 million in public reporting company costs.

For the nine months ended September 30, 2024, compared to September 30, 2023

General and administrative expenses decreased by $1.8 million during the nine months ended September 30, 2024, compared to September 30, 2023. The decrease was primarily due to decreases of $1.1 million in financing costs, $0.8 million in insurance expense, and $0.2 million in professional fees, partially offset by an increase of $0.3 million in public reporting company costs.

Other income (expense)

For the three months ended September 30, 2024, compared to September 30, 2023

Other income of $0.3 million recognized during the three months ended September 30, 2024, consisted primarily of $0.3 million in interest income and $0.1 million in foreign exchange gains, partially offset by $0.1 million in interest expenses

Other expense of $21,000 recognized during the three months ended September 30, 2023, consisted primarily of loss of $4.2 million in fair value of New September Warrants, $0.6 million in fair value of the modification to April and July 2023 warrants, $0.2 million in foreign exchange losses, and $34,000 in interest expenses, partially offset by a $4.9 million change in fair value adjustment to derivative and warrant liabilities and $12,000 in interest income.

For the nine months ended September 30, 2024, and September 30, 2023

Other income of $2.5 million recognized during the nine months ended September 30, 2024, consisted primarily of a gain of $2.7 million in change in fair value of derivative and warrant liabilities, $0.3 million in interest income, and $0.1 million in foreign exchange gains, partially offset by $0.6 million in interest expense.

Other income of $2.1 million recognized during the nine months ended September 30, 2023, consisted primarily of a gain of $7.2 million in change in fair value of derivative and warrant liabilities and $19,000 in interest income, partially offset by losses of $4.2 million in fair value of New September Warrants, $0.6 million in fair value of the modification to April and July 2023 warrants, $0.3 million in interest expense, $0.1 million in foreign exchange losses.

Liquidity, Capital Resources and Plan of Operations

Since our inception through September 30, 2024, our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our securities. As of September 30, 2024, we had $18.5 million in cash and cash equivalents, and an accumulated deficit of $111.5 million.

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

On March 21, 2024, we commenced an at the market offering of shares of our common stock and as of September 30, 2024, had sold 2,556,927 shares of our common stock for net proceeds of $33.1 million. In light of our cash position as of the date of this Quarterly Report, we have sufficient funds for our current operations and planned capital expenditures. As discussed above we intend to seek capital through the sale of our securities or other sources. There are no assurances, however, that we will be successful in raising additional working capital, or if we are able to raise additional working capital, we may be unable to do so on commercially favorable terms. Our failure to raise capital or enter into other such arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop our product candidate.

Management’s plans to mitigate the conditions or events that raise substantial doubt include additional funding through public equity, private equity, debt financing, collaboration partnerships, or other sources. We currently plan on completing an additional public offering in the near future, however there are no assurances that we will be successful in raising additional working capital, or if it is able to raise additional working capital, it may be unable to do so on commercially favorable terms. Our failure to raise capital or enter into other such arrangements when needed would have a negative impact on our business, results of operations and financial condition and our ability to continue our plan of operations.

We expect to incur substantial expenses in the foreseeable future for the development and potential commercialization of our drug candidate and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing, or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, to complete our current and future preclinical studies and clinical trials, and to complete the process of obtaining regulatory approval for our drug candidate, as well as to build the sales, marketing, and distribution infrastructure that we believe will be necessary to commercialize our drug candidate, if approved, we may require substantial additional funding in the future.

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

Cash Flows

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
Total cash and cash equivalents provided by (used in):
Operating activities	$(14,146)	$(11,073)
Financing activities	32,557	10,473
Net increase (decrease) in cash and cash equivalents	$18,411	$(600)

Operating Activities

Net cash and cash equivalents used in operating activities was $14.1 million for the nine months ended September 30, 2024, primarily comprised of our $17.1 million net loss, $3.8 million increase in operating assets and liabilities, $2.7 million change in fair value of warrant liability and $0.4 million in deferred income taxes, partially offset by a $9.7 million impairment of intangible assets and $0.2 million in non-cash interest expense.

Net cash and cash equivalents used in operating activities was $11.1 million for the nine months ended September 30, 2023, primarily comprised of our $10.2 million net loss, $7.2 million change in fair value of warrant liability and $0.1 million increase in operating assets and liabilities, partially offset by $4.2 million in fair value of New September Warrants, $1.1 million in on-cash finance expense, $0.6 million in fair value modifications to April and July 2023 warrants, $0.2 million in stock-based compensation, $0.2 million in non-cash interest and $0.1 million in unrealized foreign exchange loss.

Financing Activities

Net cash and cash equivalents provided by financing activities was $32.6 million for the nine months ended September 30, 2024, primarily due to $33.1 million in net proceeds from the sale of common stock pursuant to the Sales Agreement, $2.9 million in net proceeds from the issuance of Series A Convertible Redeemable Preferred Stock, and $1.3 million in proceeds from 3i debt promissory notes, partially offset by the $3.5 million redemption of Series A Convertible Redeemable Preferred Stock and repayment of $1.3 million of 3i debt promissory notes.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed interim consolidated financial statements for the three and nine months ended September 30, 2024 and 2023, and our audited consolidated financial statements for the years ended December 31, 2023 and 2022, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2023 included in the Form 10-K, and there have been no significant changes to our significant accounting policies during the nine months ended September 30, 2024. These unaudited condensed interim consolidated financial statements should be read in conjunction with our audited financial statements and accompanying notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the "Exchange Act") and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

With respect to the quarter ended September 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 14, Commitments and contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report, which information is incorporated herein by reference.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, except as set forth below.

The risk factor titled “Unstable global market and economic conditions may have serious adverse consequences on our business, financial condition and stock price” is amended and restated as follows:

Unstable global market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have from time-to-time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, the conflicts in Israel and the Gaza Strip and the broader Middle East, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

The development and use of artificial intelligence, or AI, presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data and could give rise to legal and/or regulatory actions, damage our reputation or otherwise materially harm our business.

Artificial intelligence, or AI, is increasingly being used in the biopharmaceutical, pharmaceutical, technology, and consumer health industries. We may develop and incorporate AI technology in certain of our products and services. Issues relating to the use of new and evolving technologies such as AI, machine learning, generative AI, and large language models, may cause us to experience perceived or actual brand or reputational harm, technical harm, competitive harm, legal liability, cybersecurity risks, privacy risks, compliance risks, security risks, ethical issues, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. Litigation or government regulation related to the use of AI may also adversely impact our ability to develop and offer products that use AI, as well as increase the cost and complexity of doing so. In addition, uncertainties regarding developing legal and regulatory requirements and standards may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws concerning the use of AI, the nature of which cannot be determined at this time. In addition, the European Union recently passed the Artificial Intelligence Act, whose regulations will be developed over the coming year and, in the U.S., the recent Executive Order concerning artificial intelligence may result in extensive new federal rule-making. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

We plan to develop policies governing the use of AI to help reasonably ensure that such AI is used in a trustworthy manner by our employees, contractors, and authorized agents and that our assets, including intellectual property, competitive information, personal information we may collect or process, and customer information, are protected. Any failure by our personnel, contractors, or other agents to adhere to our established policies could violate confidentiality obligations or applicable laws and regulations, jeopardize our intellectual property rights, cause or contribute to unlawful discrimination, or result in the misuse of personally identifiable information or the injection of malware into our systems, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 19, 2024, we entered into an At-The-Market Issuance Sales Agreement (the "Sales Agreement") with Ascendiant Capital Markets, LLC ("Ascendiant") under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, having an aggregate gross sales price of up to $50 million, to or through Ascendiant. The offer and sales of the shares are made pursuant to a previously filed shelf registration statement on Form S-3 (File No. 333-275282), originally filed with the SEC on November 2, 2023 and declared effective on November 29, 2023, and the related prospectus supplement dated September 9, 2024 and filed with the SEC on such date. We will pay Ascendiant a commission of 3.0% of the gross proceeds from the sales of shares sold through Ascendiant under the Sales Agreement. We will also reimburse Ascendiant for certain expenses incurred in connection with the Sales Agreement. Both we and Ascendiant may each terminate the Sales Agreement at any time upon specified prior written notice.

During the period October 1, 2024, through November 13, 2024, we sold 1,534,356 shares of our common stock for net proceeds of $2.5 million.

Item 3. Defaults Upon Senior Securities.

For information regarding defaults upon senior securities, see “Note 5, Convertible promissory note due to Novartis” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2024.

Item 6. Exhibits.

See the Exhibit Index to this Quarterly Report immediately below and before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation	S-4	333-258968	3.1	August 20, 2021
3.2	Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.	S-4/A	333-259484	3.3	September 29, 2021
3.3	Second Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	March 20, 2023
3.4	Third Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	March 24, 2023
3.5	Fourth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	June 28, 2023
3.6	Fifth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	April 4, 2024
3.7	Specimen Common Stock Certificate of Allarity Therapeutics, Inc.	S-4/A	333-259484	4.1	September 29, 2021
3.8	Amended and Restated Bylaws of Allarity Therapeutics, Inc.	S-4/A	333-259484	3.4	October 18, 2021
3.9	Amendment No. 1 to Amended and Restated Bylaws of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	July 11, 2022
3.10	Sixth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	September 9, 2024
3.11	Seventh Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.2	September 9, 2024
3.12	Certificate of Correction to the Seventh Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K/A	001-41160	3.3	September 10, 2024
3.13	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock	8-K	001-41160	3.1	August 21, 2024
10.1	Form of Securities Purchase Agreement between the Company and the investors thereto, dated August 19, 2024	8-K	001-41160	10.1	August 21, 2024
10.2	Form of Registration Rights Agreement by and among the Company and the investors named therein, dated August 19, 2024	8-K	001-41160	10.2	August 21, 2024
10.3	Sixth Amendment to Exclusive License Agreement	8-K	001-41160	10.3	August 21, 2024
10.4	Second Amendment to At-The-Market Issuance Sales Agreement, dated September 9, 2024	8-K	001-41160	10.1	September 13, 2024
10.5†+	Employment Agreement, dated as of September 12, 2024, by and between Allarity Therapeutics, Inc., and Alexander Epshinsky	8-K	001-41160	10.2	September 13, 2024
10.6†#	Employment Agreement, dated as of September 30, 2024, by and between Allarity Therapeutics, Inc., and Jeremy R. Graff.	8-K	001-41160	10.1	October 4, 2024
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act					X
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act					X
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					—
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101)					—

+	Schedules (or similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted schedules (or similar attachments) to the Securities and Exchange Commission on a confidential basis upon request.

#	Certain information was redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

†	Management contracts or compensatory plans or arrangements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLARITY THERAPEUTICS, INC.,

Date: November 14, 2024	By:	/s/ Thomas H. Jensen
Thomas H. Jensen
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Alexander Epshinsky
Alexander Epshinsky
Chief Financial Officer (Principal Financial Officer)