Form 10-Q
period 2025-03-31
Allarity Therapeutics, Inc.
filed 2025-05-09
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number: 001-41160

ALLARITY THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-2147982
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 E Tarpon Ave, Tarpon Springs, FL 34689
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2025, there were 15,079,572 shares of the issuer’s common stock, par value $0.0001, outstanding.

		Page
	Cautionary Note Regarding Forward-Looking Statements	ii

PART I—FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as at March 31, 2025 (Unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 and 2024 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II—OTHER INFORMATION		18

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	19

	Signatures	20

i

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to the “Company,” “Allarity,” “we,” “us,” “our” and similar terms refer to Allarity Therapeutics, Inc., Allarity Therapeutics A/S (as predecessor) and its respective consolidated subsidiaries. On April 9, 2024, we effected a 1-for-20 reverse stock split of the shares of our common stock. On September 11, 2024, we effected a 1-for-30 reverse stock split of the shares of our common stock. All historical share and per share amounts reflected throughout this Quarterly Report have been adjusted to reflect the Reverse Stock Splits (as defined in this Quarterly Report).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that act as well as protections afforded by other federal securities laws. Generally, words such as “achieve,” “aim,” “ambitions,” “anticipate,” “believe,” “committed,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “future,” “goals,” “grow,” “guidance,” “intend,” “likely,” “may,” “milestone,” “objective,” “on track,” “opportunity,” “outlook,” “pending,” “plan,” “position,” “possible,” “potential,” “predict,” “progress,” “roadmap,” “seek,” “should,” “strive,” “targets,” “to be,” “upcoming,” “will,” “would,” and variations of such words and similar expressions identify forward-looking statements, which are not historical in nature. Forward-looking statements may appear throughout this Quarterly Report and other documents we file with the Securities and Exchange Commission (the “SEC”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K (the “Form 10-K”), filed with the SEC on March 31, 2025.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data*)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$25,201	$19,533
Receivables from ATM sales	—	1,416
Restricted cash	2,503	—
Other current assets	110	115
Prepaid expenses	493	507
Tax credit receivable	1,115	770
Total current assets	29,422	22,341
Non-current assets:
Property, plant and equipment, net	308	309
Total assets	$29,730	$22,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,347	$4,182
Accrued expenses and other current liabilities	5,275	5,232
Warrant derivative liability	—	1
Income taxes payable	76	74
Convertible promissory notes and accrued interest, net of debt discount	1,363	1,350
Total current liabilities	11,061	10,839
Total liabilities	11,061	10,839

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.0001 par value (250,000,000 shares authorized); 17,021,970 and 7,302,797 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	1
Additional paid-in capital	140,995	131,130
Accumulated other comprehensive loss	(630)	(354)
Accumulated deficit	(121,698)	(118,966)
Total stockholders’ equity	18,669	11,811
Total liabilities and stockholders’ equity	$29,730	$22,650

* All common share data has been retroactively adjusted to effect reverse stock splits in 2024 (See Note 1).

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except for share and per share data*)

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
Research and development	$1,403	$2,170
General and administrative	1,633	2,070
Total operating expenses	3,036	4,240
Loss from operations	(3,036)	(4,240)
Other income (expense):
Interest income	222	—
Interest expense	(57)	(102)
Foreign exchange gains	138	76
Change in fair value of derivative and warrant liabilities	1	419
Total other income, net	304	393
Loss before income tax benefit	(2,732)	(3,847)
Income tax benefit	—	4
Net loss	(2,732)	(3,843)
Gain on extinguishment of Series A Convertible Preferred Stock	—	191
Deemed dividend on Series A Convertible Preferred Stock	—	(228)
Net loss attributable to common stockholders	$(2,732)	$(3,880)

Net loss per common share, basic and diluted	$(0.25)	$(664.16)
Weighted average common shares outstanding, basic and diluted	11,146,922	5,842

Other comprehensive loss
Net loss	$(2,732)	$(3,843)
Change in cumulative translation adjustment	(276)	25
Total comprehensive loss	$(3,008)	$(3,818)

* All common share data has been retroactively adjusted to effect reverse stock splits in 2024 (See Note 1).

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2025 and 2024

(UNAUDITED)

(in thousands, except for share data*)

	Series A					Accumulated		Total
	Convertible				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated	Equity
	Number	Value	Number	Value	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2023	1,417	$1,742	9,812	$—	90,369	$(411)	(94,451)	$(2,751)
Conversion of Preferred Stock into common stock, net	(202)	(269)	904	—	269	—	—	—
Extinguishment of preferred stock	—	(191)	—	—	191	—	—	—
Deemed dividend on preferred stock	—	228	—	—	(228)	—	—	—
Shares issued for compensation	—	—	484	—	90	—	—	90
Sale of common shares, net	—	—	227	—	40	—	—	40
Reverse split (1-for-30) rounding adjustment	—	—	(1)	—	—	—	—	—
Stock-based compensation (recoveries)	—	—	—	—	(32)	—	—	(32)
Currency translation adjustment	—	—	—	—	—	25	—	25
Loss for the period	—	—	—	—	—	—	(3,843)	(3,843)
Balance, March 31, 2024	1,215	$1,510	11,426	$—	90,699	$(386)	(98,294)	$(6,471)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid in	Comprehensive	Accumulated	Equity
	Number	Value	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2024	7,302,797	$1	$131,130	$(354)	$(118,966)	$11,811
Stock-based compensation	—	—	139	—	—	139
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	9,719,173	1	9,726	—	—	9,727
Currency translation adjustment	—	—	—	(276)	—	(276)
Loss for the period	—	—	—	—	(2,732)	(2,732)
Balance, March 31, 2025	17,021,970	$2	$140,995	$(630)	$(121,698)	$18,669

* All common share data has been retroactively adjusted to effect reverse stock splits in 2024 (See Note 1).

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,732)	$(3,843)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	11	2
Stock-based compensation	139	(32)
Unrealized foreign exchange gains	(12)	(76)
Non-cash interest expense	58	96
Change in fair value of warrant and derivative liabilities	(1)	(419)
Deferred income taxes	—	(14)
Changes in operating assets and liabilities:
Other current assets	5	99
Tax credit receivable	(345)	(516)
Prepaid expenses	14	239
Accounts payable	177	2,838
Accrued expenses and other liabilities	(2)	243
Income taxes payable	2	(16)
Net cash used in operating activities	(2,686)	(1,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM sales of common stock, net of issuance costs	11,143	40
Proceeds from convertible promissory notes and accrued interest, net of discount	—	1,340
Net cash provided by financing activities	11,143	1,380
Net increase (decrease) in cash, cash equivalents and restricted cash	8,457	(19)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(286)	165
Cash, cash equivalents and restricted cash, beginning of period	19,533	166
Cash, cash equivalents, and restricted cash, end of period	$27,704	$312

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series A Convertible Preferred stock to equity, net	—	269
Deemed dividend on Series A Convertible Preferred Stock	—	(228)
Gain on extinguishment of Series A Convertible Preferred Stock	—	191
Stock issued in conjunction with consulting agreement	—	90

As reported within consolidated balance sheets:
Cash and cash equivalents	$25,201	$19,533
Restricted cash	2,503	—
Total cash and cash equivalents and restricted cash as presented in the condensed consolidated balance sheet	$27,704	$19,533

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

The Company’s principal operations are located at Venlighedsvej 1, 2970 Horsholm, Denmark. The Company’s business address in the United States is located at 123 E Tarpon Ave, Tarpon Springs, FL 34689.

Liquidity

The accompanying unaudited condensed interim consolidated financial statements (the “Financial Statements”) have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Pursuant to the requirements of Accounting Standard Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying Financial Statements are issued. The Company had an accumulated deficit of $121.7 million as of March 31, 2025. Further, the Company incurred a net loss of $2.7 million and experienced negative cash flows from operations of $2.7 million for the three months ended March 31, 2025. Based on the Company’s current operating plan, it estimates that its existing cash, cash equivalents and restricted cash of $27.7 million as of March 31, 2025 will be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next 12 months from the issuance of these Financial Statements.

While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for the next 12 months from the issuance date of the Financial Statements, the Company’s liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to the DRP or stenoparib; (4) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan.

Reverse Stock Splits

On April 9, 2024, and  September 11, 2024, the Company effected a 1-for-20 reverse stock split and 1-for-30 reverse stock split, respectively, of the shares of common stock of the Company (collectively, the “Reverse Stock Splits”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Splits for all periods presented, unless otherwise indicated. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock, preferred stock and warrants outstanding on  September 12, 2024, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. No fractional shares were issued in connection with the Reverse Stock Splits. If, as a result of the Reverse Stock Splits, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up to the next whole number.

2. Summary of Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in Form 10-K for the year ended December 31, 2024, that are of significance, or potential significance, to the Company.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared on an accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of March 31, 2025, our results of operations and stockholders’ equity for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2024 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the Securities and Exchange Commission (“SEC”), on March 31, 2025.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Name	Country of Incorporation
Allarity Acquisition Subsidiary Inc.	United States
Allarity Therapeutics Europe ApS (formerly Oncology Venture Product Development ApS)*	Denmark
Allarity Therapeutics Denmark ApS (formerly OV-SPV2 ApS)*	Denmark
MPI Inc.*	United States

*	In the process of being dissolved because inactive.

All intercompany transactions and balances, including unrealized profits from intercompany sales, have been eliminated upon consolidation.

Use of Estimates

The preparation of Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of the Series A preferred shares, warrants, 3i Exchange Warrants, convertible debt, and the accrual for research and development expenses, fair values of acquired intangible assets and impairment review of those assets, share based compensation expense, and income tax uncertainties and valuation allowances. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed considering reasonable changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known and if material, their effects are disclosed in the notes to the consolidated financial statements. Actual results could differ from those estimates or assumptions.

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

Adjustments that arise from exchange rate translations are included in other comprehensive loss in the consolidated statements of operations and comprehensive loss as incurred. During the three months ended March 31, 2025 and 2024, the Company recorded accumulated foreign currency translation losses of $0.3 million and $0.0, respectively.

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

Cash, cash equivalents and restricted cash

The Company maintains deposits primarily in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents on March 31, 2025 and December 31, 2024. The Company had earmarked restricted cash on March 31, 2025 of $2.5 million for the purpose of payment to the SEC.

Property, plant and equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated
Useful
Economic
Life (in years)
Laboratory equipment	5
Furniture and office equipment	3

Accumulated other comprehensive loss

Accumulated other comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2025 and 2024, the Company’s other comprehensive (loss) and gain was comprised of currency translation adjustments.

Recently Issued Accounting Pronouncements

There have been no new pronouncements to date that are currently expected to be applicable, or currently expected to have a material impact to the Company’s condensed consolidated financial position and results of operations.

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

3. Accrued liabilities

The Company’s accrued expenses and other current liabilities are comprised of the following:

	March 31,	December 31,
($ in thousands)	2025	2024
Development cost liability	$146	$152
Accrued interest on milestone liabilities	326	281
Payroll accruals	193	458
Accrued audit and legal	1,738	1,567
Accrued SEC settlement	2,500	2,500
Other	372	274
Total accrued expenses and other current liabilities	$5,275	$5,232

4. Convertible promissory note due to Novartis

On January 26, 2024, the Company received a termination notice from Novartis Pharma AG, a company organized under the laws of Switzerland (“Novartis”) due to a material breach of that certain license agreement dated April 6, 2018, as amended to date (the “License Agreement”). Accordingly, under the terms of the License Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. As of March 31, 2025, the liability is recorded as a current liability on the Company’s condensed unaudited consolidated balance sheets as follows: $3.6 million in accounts payable, $1.4 million convertible promissory notes and accrued interest, net of debt discount, and $0.3 million in accrued liabilities.

5. Warrant liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

Warrant liabilities are categorized within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis.

The warrants issued in April 2023, July 2023, and September 2023 (the “2023 Warrants”) are measured at fair value at each reporting period and the reconciliation of changes in fair value during the three months ended March 31, 2025 is presented in the following table:

Common
Share
Purchase
($ in thousands)	Warrants
Balance at January 1, 2025	$1
Change in fair value of warrant derivative liability	(1)
Balance at March 31, 2025	$—

On March 31, 2025, the Company used the Black-Scholes Merton model to estimate the fair value of the 2023 Warrants derivative liability at approximately $0, using the following inputs:

			September 2023
	April 2023	July 2023	Inducement
	Warrants	Warrants	Warrants
Initial exercise price	$600.00	$600.00	$600.00
Stock price on valuation date	$0.94	$0.94	$0.94
Risk-free rate	3.89%	3.89%	3.96%
Term (in years)	3.28	3.28	3.96
Rounded annual volatility	124%	124%	124%

6. Stockholders’ Equity

ATM Facility

On  March 19, 2024, the Company entered into an At-The-Market Issuance Sales Agreement, as amended (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) pursuant to which, the Company  may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate gross sales price of up to $50 million, to or through the Ascendiant. The offer and sale of the shares will be made pursuant to a previously filed shelf registration statement on Form S-3 (File No. 333-275282), originally filed with the SEC on November 2, 2023 and declared effective by the SEC on  November 29, 2023, and the related prospectus supplement dated September 9, 2024 and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). On May 2, 2024, the Company’s public float increased above $75.0 million and, as a result, the Company is not subject to the limitations contained in General Instruction I.B.6 of Form S-3.

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

For the three months ended  March 31, 2025, the Company sold an aggregate of 9,719,173 shares of its common stock pursuant to the Sales Agreement, resulting in net proceeds of approximately $9.7 million, after deducting underwriting discounts.

As of March 31, 2025, the Sales Agreement has been fully utilized and terminated.

Equity Incentive Plan

The Company has in effect the Allarity Therapeutics, Inc. 2021 Incentive Plan (as amended, the “2021 Incentive Plan”). Under the 2021 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to employees, directors, consultants, independent contractors and advisors. The 2021 Incentive Plan authorizes grants to issue up to 717,941 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant.

The number of shares available for grant and issuance under the 2021 Incentive Plan will be increased on January 1st of each of 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock issued and outstanding on each December 31 immediately prior to the date of increase or (b) such number of shares determined by the Board. In January 2025, Board approved a 5% increase to the authorized shares in the 2021 Incentive Plan from 353,163 to 717,941.

Total shares available for the issuance of stock-based awards under the Company’s 2021 Incentive Plan was 0 shares at  March 31, 2025.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Research and development	$66	$(11)
General and administrative	73	(21)
Total stock-based compensation expense	$139	$(32)

Restricted Stock Units

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2025:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested balance at December 31, 2024	174,038	$2.36
Granted	570,671	$1.01
Unvested balance at March 31, 2025	744,709	$1.32

At March 31, 2025, the Company had unrecognized stock-based compensation expense related to restricted stock awards of $0.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. The expense is recognized over the vesting period of the award.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2025:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Options	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2024	—	$—	—	$—
Issued	75,000	1.01	9.8	—
Outstanding at March 31, 2025	75,000	$1.01	9.8	$—
Expected to vest	75,000	1.01	9.8	—
Exercisable	—	$—	—	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of March 31, 2025, the total compensation cost related to non-vested options awards not yet recognized is approximately $46,000 with a weighted average remaining vesting period of 0.8 years.

The Company estimated the fair value of stock options granted in the period presented using a Black-Scholes option-pricing model utilizing the following assumptions:

	For the Three Months Ended
	March 31,
	2025	2024
Volatility	135%	—
Expected term (in years)	5.6	—
Risk-free rate	3.6%	—
Expected dividend yield	—	—

7. Escrow Arrangements

As of March 31, 2025, the Company held $2.5 million in an escrow account for payment to the SEC. These funds were disbursed on April 2, 2025 to satisfy the SEC settlement. The escrow balance is included in “Current Liabilities” on the balance sheet, with corresponding restricted cash reported under “Current Assets.”

8. License and Development Agreements

License Agreement with Novartis for Dovitinib

On January 26, 2024, the Company received a termination notice from Novartis due to a material breach of the License Agreement. Accordingly, under the terms of the License Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. As of March 31, 2025, the liability is recorded as a current liability on the Company’s condensed unaudited consolidated balance sheets as follows: $3.6 million in accounts payable, $1.4 million convertible promissory notes and accrued interest, net of debt discount, and $0.3 million in accrued liabilities.

9. Loss per share of common stock

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

	As of March 31,
	2025	2024
Warrants	8,557	29,536
Options	75,000	7
Unvested restricted stock units	744,709	—
Series A Convertible Preferred stock	—	535,286
Convertible debt	—	213,549
	828,266	778,378

10. Financial Instruments

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

Fair Value Measurements as of March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liability	$—	$—	$—	$—
	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liability	$—	$—	$1	$1
	$—	$—	$1	$1

Methods used to estimate the fair values of the Company’s financial instruments, not disclosed elsewhere in the Financial Statements, are as follows:

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

The Company recognizes its derivative liabilities as Level 3 and values its derivatives using the methods described in Note 5. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using terms in the notes that are subject to volatility and market price of the underlying shares of common stock.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the date the actual event or change in circumstances that caused the transfer to occur. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. There were no transfers between Level 1 or Level 2 during the three months ended March 31, 2025 and 2024.

11. Commitments and Contingencies

Indemnification

In accordance with its certificate of incorporation, bylaws, and indemnification agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity.

SEC Investigation

On July 19, 2024, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously disclosed SEC investigation. The Wells Notice related to the Company’s disclosures regarding meetings with the United States Food and Drug Administration (the “FDA”) regarding the Company’s NDA for Dovitinib or Dovitinib-DRP, which was submitted to the FDA in 2021. On March 13, 2025, the Company issued a press release announcing that the Company had reached a final settlement with the SEC relating to the Company’s previously disclosed SEC investigation, and as part of the settlement, the Company had agreed to pay a one-time civil penalty of $2.5 million. The Company made a cash payment of $2.5 million to the SEC on April 2, 2025.

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

12. Subsequent Events

Share Buyback

Subsequent to the three months ended March 31, 2025, from April 17, 2025 through May 6, 2025, the Company repurchased 1,995,766 shares of its common stock under its share repurchase program. The average cost per share was $1.07, including broker commissions but excluding federal excise tax, for a total value of $2.1 million. As of May 8, 2025, the Company had $2.9 million of availability remaining under its existing share repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with “Cautionary Note Regarding Forward-Looking Statements” and our condensed consolidated financial statements and related notes included under Item 1 of this Quarterly Report as well as our most recent Annual Report on Form 10-K for the year ended December 31, 2024, including Part 1, Item 1A “Risk Factors.”

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

Recent Developments

ATM Facility

On March 19, 2024, we entered into an At-The-Market Issuance Sales Agreement, as amended (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, having an aggregate gross sales price of up to $50 million, to or through the Ascendiant. The offer and sales of the shares are made pursuant to a previously filed shelf registration statement on Form S-3 (File No. 333-275282), originally filed with the Securities and Exchange Commission (the “SEC”) on November 2, 2023 and declared effective on November 29, 2023, and the related prospectus supplement dated September 9, 2024 and filed with the SEC on such date. We will pay the Ascendiant a commission of 3.0% of the gross proceeds from the sales of shares sold through Ascendiant under the Sales Agreement. We will also reimburse the Ascendiant for certain expenses incurred in connection with the Sales Agreement. Both we and Ascendiant may each terminate the Sales Agreement at any time upon specified prior written notice. For the three months ended March 31, 2025, we sold an aggregate of 9,719,173 shares of our common stock pursuant to the Sales Agreement, resulting in net proceeds of approximately $9.7 million after deducting underwriting discounts.

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

Reverse Stock Splits

On April 9, 2024 and September 11, 2024, we effected a 1-for-20 reverse stock split and 1-for-30 reverse stock split, respectively, of our shares of common stock (collectively, the “Reverse Stock Splits”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Splits for all periods presented. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock, preferred stock and warrants outstanding on September 12, 2024, which resulted in a proportional decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock and warrants, and, in the case of stock options and warrants, a proportional increase in the exercise price of all such stock options and warrants. No fractional shares were issued in connection with the Reverse Stock Splits. If, as a result of the Reverse Stock Splits, a stockholder would otherwise have been entitled to a fractional share, each fractional share was rounded up to the next whole number.

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

Financial Operations Overview

Since our inception in September 2004, we have focused substantially all our resources on conducting research and development activities, including drug discovery and preclinical studies, establishing, and maintaining our intellectual property portfolio, the manufacturing of clinical and research material, hiring personnel, raising capital and providing general and administrative support for these operations. In recent years, we have recorded very limited revenue from collaboration activities, or any other sources. We have funded our operations to date primarily from convertible notes and the issuance and sale of our securities.

We have incurred net losses in each year since inception. Our net losses were $2.7 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $121.7 million and cash, cash equivalents and restricted cash of $27.7 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, facilities costs, depreciation and amortization expenses and professional services expenses, including legal, human resources, audit, and accounting services. Personnel-related costs consist of salaries, benefits, travel, insurance and stock-based compensation. Facilities costs consist of rent and maintenance of facilities. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to advance stenoparib and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, Nasdaq, additional insurance expenses, investor relations activities and other administrative and professional services.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024 (unaudited)

	Three Months Ended
	March 31,		Increase/
($ in thousands)	2025	2024	(Decrease)
Operating expenses:
Research and development	$1,403	$2,170	$(767)
General and administrative	1,633	2,070	(437)
Total operating expenses	3,036	4,240	(1,204)
Loss from operations	(3,036)	(4,240)	1,204
Other income (expense):
Interest income	222	—	222
Interest expense	(57)	(102)	45
Foreign exchange gains	138	76	62
Change in fair value of derivative and warrant liabilities	1	419	(418)
Total other income, net	304	393	(89)
Loss before income tax benefit	(2,732)	(3,847)	1,115
Income tax benefit	—	4	(4)
Net loss	$(2,732)	$(3,843)	$1,111

Research and Development Expenses

For the three months ended March 31, 2025, compared to March 31, 2024

The decrease of $0.8 million in research and development expenses was primarily related to a reduction of $1.0 million in manufacturing and supplies, $0.2 million in contractor and consultant expenses and $0.2 million in milestone payments, partially offset by an increase of $0.4 million in staffing costs including non-cash stock-based compensation and $0.2 million increase in the tax credit.

General and Administrative Expenses

For the three months ended March 31, 2025, compared to March 31, 2024

General and administrative expenses decreased by $0.4 million for the three months ended March 31, 2025, compared to March 31, 2024. The decrease was primarily due to decreases of $0.5 million in professional services and $0.1 million in staffing costs including non-cash stock-based compensation, partially offset by an increase of $0.2 million in other administrative and corporate expenses.

Other income (expense)

For the three months ended March 31, 2025, compared to March 31, 2024

Other income of $0.3 million recognized during the three months ended March 31, 2025, consisted primarily of $0.2 million in interest income and $0.1 million in foreign exchange gains, partially offset by $0.1 million in interest expenses

Other income of $0.4 million recognized during the three months ended March 31, 2024 consisted primarily of $0.4 million in fair value adjustments to the warrant liabilities and $0.1 million in foreign exchange gains, partially offset by $0.1 million in interest expense.

Liquidity, Capital Resources and Plan of Operations

Since our inception through March 31, 2025, our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our securities. As of March 31, 2025, we had $27.7 million in cash, cash equivalents and restricted cash and an accumulated deficit of $121.7 million.

Our primary use of cash is to fund operating expenses, which consist of research and development as well as regulatory expenses clinical programs for stenoparib, and to a lesser extent, general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

On March 21, 2024, we commenced an at the market offering of shares of our common stock. During the three months ended March 31, 2025, we had sold 9,719,173 shares of our common stock for net proceeds of $9.7 million. The at the market offering has been fully utilized and terminated as of March 31, 2025. We believe that our current cash balance is sufficient to fund operations through at least the next 12 months from the date of this report on Form 10-Q. We may need to seek additional capital through the sale of our securities or other sources to carry out all of our planned research and development and potential commercialization activities. There are no assurances, however, that we will be successful in raising additional working capital, or if we are able to raise additional working capital, we may be unable to do so on commercially favorable terms. Our failure to raise capital or enter into other such arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop stenoparib.

We expect to incur substantial expenses in the foreseeable future for the development and potential commercialization of our drug candidate and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing, or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, to complete our current and future preclinical studies and clinical trials, and to complete the process of obtaining regulatory approval for stenoparib, as well as to build the sales, marketing, and distribution infrastructure that we believe will be necessary to commercialize stenoparib, if approved, we may require substantial additional funding in the future.

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

Cash Flows

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Total cash, cash equivalents and restricted cash provided by (used in):
Operating activities, net	$(2,686)	$(1,399)
Financing activities, net	11,143	1,380
Effect of foreign exchange rates on cash	(286)	165
Net increase in cash, cash equivalents and restricted cash	$8,171	$146

Operating Activities

Net cash and cash equivalents used in operating activities was $2.7 million for the three months ended March 31, 2025, primarily comprised of our $2.7 million net loss and $0.2 million increase in operating assets and liabilities, partially offset by $0.1 million in share based compensation, and $0.1 million in non-cash interest expense,

Net cash and cash equivalents used in operating activities was $1.4 million for the three months ended March 31, 2024, primarily comprised of our $3.8 million net loss, $0.4 million change in fair value of warrant liabilities, and $0.1 million in non-cash interest expense, partially offset by a $2.9 million decrease in operating assets and liabilities.

Financing Activities

Net cash and cash equivalents provided by financing activities was $11.1 million for the three months ended March 31, 2025, due to $11.1 million in net proceeds from the sale of common stock pursuant to the Sales Agreement.

Net cash and cash equivalents provided by financing activities was $1.4 million for the three months ended March 31, 2024, primarily due to $1.4 million in net proceeds from the sale of 2024 Notes to 3i.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed interim consolidated financial statements for the three months ended March 31, 2025 and 2024, and our audited consolidated financial statements for the years ended December 31, 2024 and 2023, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2024 included in the Form 10-K, and there have been no significant changes to our significant accounting policies during the three months ended March 31, 2025. These unaudited condensed interim consolidated financial statements should be read in conjunction with our audited financial statements and accompanying notes.

Recently Issued Accounting Standards Not Yet Effective or Adopted

See Note 2 to our Financial Statements for a discussion of recently issued accounting standards not yet effective of adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this Financial Report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 11, Commitments and contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report, which information is incorporated herein by reference.

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below.

Our business may be adversely affected by tariffs, trade sanctions or similar government actions.

As of the date of this Quarterly Report, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from various foreign countries, as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to potential partners, suppliers or other third parties we seek to do business with and, in turn, have a material adverse effect on the business and financial condition of such third parties, which in turn would negatively impact us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2025.

Item 6. Exhibits.

See the Exhibit Index to this Quarterly Report immediately below and before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation	S-4	333-258968	3.1	August 20, 2021
3.2	Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.	S-4/A	333-259484	3.3	September 29, 2021
3.3	Second Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	March 20, 2023
3.4	Third Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	March 24, 2023
3.5	Fourth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	June 28, 2023
3.6	Fifth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	April 4, 2024
3.7	Specimen Common Stock Certificate of Allarity Therapeutics, Inc.	S-4/A	333-259484	4.1	September 29, 2021
3.8	Amended and Restated Bylaws of Allarity Therapeutics, Inc.	S-4/A	333-259484	3.4	October 18, 2021
3.9	Amendment No. 1 to Amended and Restated Bylaws of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	July 11, 2022
3.10	Sixth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	September 9, 2024
3.11	Seventh Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.2	September 9, 2024
3.12	Certificate of Correction to the Seventh Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K/A	001-41160	3.3	September 10, 2024
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act					X
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act					X
32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					—
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101)					—

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLARITY THERAPEUTICS, INC.,

Date: May 9, 2025	By:	/s/ Thomas H. Jensen
Thomas H. Jensen
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Alexander Epshinsky
Alexander Epshinsky
Chief Financial Officer (Principal Financial Officer)