Form 10-Q
period 2025-06-30
Allarity Therapeutics, Inc.
filed 2025-08-15
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, there were 14,619,636 shares of the issuer’s common stock, par value $0.0001, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data*)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,801	$19,533
Receivables from ATM sales	—	1,416
Other current assets	116	115
Prepaid expenses	1,357	507
Tax credit receivable	1,609	770
Total current assets	20,883	22,341
Non-current assets:
Property, plant and equipment, net	322	309
Total assets	$21,205	$22,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,605	$4,182
Accrued expenses and other current liabilities	2,977	5,232
Warrant derivative liability	—	1
Income taxes payable	81	74
Convertible promissory notes and accrued interest, net of debt discount	1,375	1,350
Total current liabilities	9,038	10,839
Total liabilities	9,038	10,839

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $0.0001 par value (250,000,000 shares authorized); 17,075,338 and 7,302,797 shares issued and 14,619,636 and 7,302,797 outstanding at June 30, 2025, and December 31, 2024, respectively	2	1
Additional paid-in capital	141,209	131,130
Accumulated other comprehensive loss	(2,461)	(354)
Accumulated deficit	(124,018)	(118,966)
Treasury stock, at cost; 2,455,702 shares	(2,565)	—
Total stockholders’ equity	12,167	11,811
Total liabilities and stockholders’ equity	$21,205	$22,650

* All common share data has been retroactively adjusted to effect reverse stock splits in 2024 (See Note 1).

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except for share and per share data*)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$2,321	$1,058	$3,724	$3,228
General and administrative	1,812	2,313	3,445	4,383
Total operating expenses	4,133	3,371	7,169	7,611
Loss from operations	(4,133)	(3,371)	(7,169)	(7,611)
Other income (expense):
Interest income	237	53	459	53
Interest expense	(12)	(426)	(69)	(528)
Foreign exchange gains (losses)	1,588	(128)	1,726	(52)
Change in fair value of derivative and warrant liabilities	—	2,243	1	2,662
Total other income, net	1,813	1,742	2,117	2,135
Loss before income tax benefit	(2,320)	(1,629)	(5,052)	(5,476)
Income tax benefit	—	—	—	4
Net loss	(2,320)	(1,629)	(5,052)	(5,472)
Gain on extinguishment of Series A Convertible Preferred Stock	—	31	—	222
Deemed dividend on Series A Convertible Preferred Stock	—	(71)	—	(299)
Net loss attributable to common stockholders	$(2,320)	$(1,669)	$(5,052)	$(5,549)

Net loss per common share, basic and diluted	$(0.15)	$(3.34)	$(0.38)	$(21.78)
Weighted average common shares outstanding, basic and diluted	15,543,321	499,303	13,357,266	254,727

Other comprehensive loss
Net loss	$(2,320)	$(1,629)	$(5,052)	$(5,472)
Change in cumulative translation adjustment	(1,830)	(144)	(2,106)	(119)
Total comprehensive loss	$(4,150)	$(1,773)	$(7,158)	$(5,591)

* All common share data has been retroactively adjusted to effect reverse stock splits in 2024 (See Note 1).

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2025 and 2024

(UNAUDITED)

(in thousands, except for share data*)

	Series A					Accumulated		Total
	Convertible				Additional	Other		Stockholders’
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated	Equity
	Number	Value	Number	Value	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2023	1,417	$1,742	9,812	$—	$90,369	$(411)	$(94,451)	$(2,751)
Conversion of Preferred Stock into common stock, net	(202)	(269)	904	—	269	—	—	—
Extinguishment of preferred stock	—	(191)	—	—	191	—	—	—
Deemed dividend on preferred stock	—	228	—	—	(228)	—	—	—
Shares issued for compensation	—	—	484	—	90	—	—	90
Sale of common shares, net	—	—	227	—	40	—	—	40
Reverse split (1-30) rounding adjustment	—	—	(1)	—	—	—	—	—
Stock based compensation (recoveries)	—	—	—	—	(32)	—	—	(32)
Currency translation adjustment	—	—	—	—	—	25	—	25
Loss for the period	—	—	—	—	—	—	(3,843)	(3,843)
Balance, March 31, 2024	1,215	1,510	11,426	—	90,699	(386)	(98,294)	(6,471)
Conversion of Preferred Stock into common stock, net	(1,215)	(1,550)	15,071	—	1,550	—	—	—
Extinguishment of preferred stock	—	(31)	—	—	31	—	—	—
Deemed dividend on preferred stock	—	71	—	—	(71)	—	—	—
Cashless exercise of 3i Exchange Warrants	—	—	78,655	—	405	—	—	405
Sale of common shares, net	—	—	1,062,821	3	27,649	—	—	27,652
Stock based compensation (recoveries)	—	—	—	—	22	—	—	22
Currency translation adjustment	—	—	—	—	—	(144)	—	(144)
Loss for the period	—	—	—	—	—	—	(1,629)	(1,629)
Balance, June 30, 2024	—	$—	1,167,973	$3	$120,285	$(530)	$(99,923)	$19,835

						Accumulated		Total
			Additional			Other		Stockholders’
	Common Stock		Paid in	Treasury Stock		Comprehensive	Accumulated	Equity
	Number	Value	Capital	Number	Value	Loss	Deficit	(Deficit)
Balance, December 31, 2024	7,302,797	$1	$131,130	—	$—	$(354)	$(118,966)	$11,811
Stock-based compensation	—	—	139	—	—	—	—	139
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	9,719,173	1	9,726	—	—	—	—	9,727
Currency translation adjustment	—	—	—	—	—	(276)	—	(276)
Loss for the period	—	—	—		—	—	(2,732)	(2,732)
Balance, March 31, 2025	17,021,970	2	140,995	—	—	(630)	(121,698)	18,669
Stock-based compensation	—	—	164	—	—	—	—	164
Issuance of common stock for service	53,368	—	50	—	—	—	—	50
Repurchase of common stock	—	—	—	2,455,702	(2,565)	—	—	(2,565)
Currency translation adjustment	—	—	—	—	—	(1,831)	—	(1,831)
Loss for the period	—	—	—	—	—	—	(2,320)	(2,320)
Balance, June 30, 2025	17,075,338	$2	$141,209	2,455,702	$(2,565)	$(2,461)	$(124,018)	$12,167

* All common share data has been retroactively adjusted to effect reverse stock splits in 2024 (See Note 1).

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,052)	$(5,472)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	23	3
Common stock issued for services	50	—
Stock-based compensation	303	(10)
Unrealized foreign exchange gains	(13)	23
Non-cash interest expense	92	116
Change in fair value of warrant and derivative liabilities	(1)	(2,662)
Changes in operating assets and liabilities:
Deferred income taxes	—	(14)
Other current assets	(1)	78
Tax credit receivable	(839)	(764)
Prepaid expenses	(850)	415
Accounts payable	436	(573)
Accrued expenses and other liabilities	(2,322)	159
Income taxes payable	7	(2)
Net cash used in operating activities	(8,167)	(8,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM sales of common stock, net of issuance costs	11,143	27,689
Proceeds from convertible promissory notes and accrued interest, net of discount	—	1,340
Repayment of debt and promissory notes	—	(1,340)
Common stock repurchase	(2,565)	—
Net cash provided by financing activities	8,578	27,689
Net increase in cash and cash equivalents	411	18,986
Effect of exchange rate changes on cash and cash equivalents	(2,143)	81
Cash and cash equivalents, beginning of period	19,533	166
Cash and cash equivalents, end of period	$17,801	$19,233

Supplemental information
Cash paid for interest	—	408

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series A Convertible Preferred stock to equity, net	—	1,819
Deemed dividend on Series A Convertible Preferred Stock	—	(299)
Gain on extinguishment of Series A Convertible Preferred Stock	—	222
Stock issued in conjunction with consulting agreement	—	90
Issuance of 2,359,650 common shares on conversion of 3,632,366 3i Exchange Warrants	—	405

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

Pursuant to the requirements of Accounting Standard Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying Financial Statements are issued. The Company had an accumulated deficit of $124.0 million as of June 30, 2025. Further, the Company incurred a net loss of $5.1 million and experienced negative cash flows from operations of $8.2 million for the six months ended June 30, 2025. Based on the Company’s current operating plan, it estimates that its existing cash, cash equivalents and restricted cash of  $17.8 million as of June 30, 2025 will be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next 12 months from the issuance of these Financial Statements.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of June 30, 2025, our results of operations and stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six month periods are also unaudited. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2024 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the Securities and Exchange Commission (“SEC”), on March 31, 2025.

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

Use of Estimates

The preparation of Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of the Series A preferred shares, warrants, 3i Exchange Warrants, convertible debt, and the accrual for research and development expenses, share based compensation expense, and income tax uncertainties and valuation allowances. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed considering reasonable changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known and if material, their effects are disclosed in the notes to the consolidated financial statements. Actual results could differ from those estimates or assumptions.

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

Adjustments that arise from exchange rate translations are included in other comprehensive loss in the consolidated statements of operations and comprehensive loss as incurred. During the three months ended June 30, 2025 and 2024, the Company recorded foreign exchange gains (losses) of $1.6 million and ($0.1) million, respectively.  During the six months ended June 30, 2025 and 2024, the Company recorded foreign exchange gains (losses) of $1.7 million and ($0.1) million, respectively.

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

Cash and cash equivalents

The Company maintains deposits primarily in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents on June 30, 2025 and December 31, 2024.

Property, plant and equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated
Useful
Economic
Life (in years)
Laboratory equipment	5
Furniture and office equipment	3

Accumulated other comprehensive loss

Accumulated other comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2025 and 2024, the Company’s other comprehensive (loss) and gain was comprised of currency translation adjustments.

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

3. Accrued liabilities

The Company’s accrued expenses and other current liabilities are comprised of the following:

	June 30,	December 31,
($ in thousands)	2025	2024
Development cost liability	$504	$152
Accrued interest on milestone liabilities	371	281
Payroll accruals	54	458
Accrued audit and legal	1,800	1,567
Accrued SEC settlement	—	2,500
Other	248	274
Total accrued expenses and other current liabilities	$2,977	$5,232

4. Convertible promissory note due to Novartis

On January 26, 2024, the Company received a termination notice from Novartis Pharma AG, a company organized under the laws of Switzerland (“Novartis”) due to a material breach of that certain license agreement dated April 6, 2018, as amended to date (the “License Agreement”). Accordingly, under the terms of the License Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. As of June 30, 2025, the liability is recorded as a current liability on the Company’s condensed unaudited consolidated balance sheets as follows: $3.6 million in accounts payable, $1.4 million convertible promissory notes and accrued interest, net of debt discount, and $0.4 million in accrued liabilities.

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

The warrants issued in April 2023, July 2023, and September 2023 (the “2023 Warrants”) are measured at fair value at each reporting period and the reconciliation of changes in fair value during the six months ended June 30, 2025 is presented in the following table:

Common Share
Purchase
($ in thousands)	Warrants
Balance at January 1, 2025	$1
Change in fair value of warrant derivative liability	(1)
Balance at June 30, 2025	$—

On June 30, 2025, the Company used the Black-Scholes Merton model to estimate the fair value of the 2023 Warrants derivative liability at approximately $0, using the following inputs:

			September 2023
	April 2023	July 2023	Inducement
	Warrants	Warrants	Warrants
Initial exercise price	$600.00	$600.00	$600.00
Stock price on valuation date	$1.01	$1.01	$1.01
Risk-free rate	3.68%	3.68%	3.71%
Term (in years)	3.03	3.03	3.71
Rounded annual volatility	124%	124%	124%

6. Stockholders’ Equity

Share Repurchase Plan

On March 3, 2025, the board of directors approved a share repurchase program, with authorization to purchase up to $5 million of the Company’s outstanding shares of common stock. For the three months ended  June 30, 2025, the Company repurchased 2,455,702 shares for an aggregate cost of $2,565,511, inclusive of all transaction fees.  For the six months ended  June 30, 2025 and 2024, the total proceeds used to repurchase shares were $2,565,511 and $0, respectively. As of June 30, 2025, there is $2,434,489 remaining for share repurchases under the share repurchase program.

Share Issuance for Services

On April 4, 2025, the Company issued 53,368 restricted shares to a vendor in exchange for services rendered.

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

Under the Sales Agreement, Ascendiant may sell shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. Ascendiant will use commercially reasonable efforts to sell the shares from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company  may impose). The Company agreed to pay Ascendiant a commission of 3.0% of the gross proceeds from the sales of shares sold through Ascendiant under the Sales Agreement and has provided the Ascendiant with customary indemnification and contribution rights. The Company also agreed to reimburse Ascendiant for certain expenses incurred in connection with the Sales Agreement. The Company and the Ascendiant may each terminate the Sales Agreement at any time upon specified prior written notice. The Sales Agreement was fully utilized and terminated on March 31, 2025.

For the three months ended  June 30, 2025 and 2024, the amount of proceeds generated from the sale of common stock under the Sales Agreement was $0.0 and $27.7 million from the sale of 0 and 1,062,821 shares, respectively.

For the six months ended June 30, 2025 and June 30, 2024, the Company sold an aggregate of 9,719,173 shares of its common stock pursuant to the Sales Agreement, resulting in net proceeds of $9.7 million, and $27.7 million from the sale of 1,062,821 shares, respectively.

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

Total shares available for the issuance of stock-based awards under the Company’s 2021 Incentive Plan was 0 shares at June 30, 2025.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Research and development	$75	$8	$141	$(7)
General and administrative	89	14	162	(3)
Total stock-based compensation expense	$164	$22	$303	$(10)

Restricted Stock Units

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2025:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested balance at December 31, 2024	174,038	$2.36
Granted	570,671	$1.01
Unvested balance at June 30, 2025	744,709	$1.32

At June 30, 2025, the Company had unrecognized stock-based compensation expense related to restricted stock awards of $0.65 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years. The expense is recognized over the vesting period of the award.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2025:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Options	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2024	—	$—	—	$—
Issued	75,000	1.01	9.5	—
Forfeited	(25,000)	1.01	9.5	—
Outstanding at June 30, 2025	50,000	$1.01	9.5	$—
Exercisable	—	$—	—	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of June 30, 2025, the total compensation cost related to non-vested options awards not yet recognized is $21,531 with a weighted average remaining vesting period of 0.5 years.

The Company estimated the fair value of stock options granted in the period presented using a Black-Scholes option-pricing model utilizing the following assumptions:

	As of June 30,
	2025	2024
Volatility	135%	—
Expected term (in years)	5.6	—
Risk-free rate	3.6%	—
Expected dividend yield	—	—

7. License and Development Agreements

License Agreement with Novartis for Dovitinib

On January 26, 2024, the Company received a termination notice from Novartis due to a material breach of the License Agreement. Accordingly, under the terms of the License Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. As of June 30, 2025, the liability is recorded as a current liability on the Company’s condensed unaudited consolidated balance sheets as follows: $3.6 million in accounts payable, $1.4 million convertible promissory notes and accrued interest, net of debt discount, and $0.4 million in accrued liabilities.

8. Loss per share of common stock

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

	Three and Six Months Ended June 30,
	2025	2024
Warrants	8,557	8,557
Options	50,000	—
Unvested restricted stock units	744,709	—
	803,266	8,557

9. Commitments and Contingencies

Indemnification

In accordance with its certificate of incorporation, bylaws, and indemnification agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity.

SEC Investigation

On July 19, 2024, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously disclosed SEC investigation. The Wells Notice related to the Company’s disclosures regarding meetings with the United States Food and Drug Administration (the “FDA”) regarding the Company’s NDA for Dovitinib or Dovitinib-DRP, which was submitted to the FDA in 2021. On March 13, 2025, the Company issued a press release announcing that the Company had reached a final settlement with the SEC relating to the Company’s previously disclosed SEC investigation, and as part of the settlement, the Company agreed to pay a one-time civil penalty of $2.5 million. The Company made a cash payment of $2.5 million to the SEC on April 2, 2025.

10. Subsequent Events

Appointment of Executive Officer

On July 1, 2025, Jeffrey S. Ervin was appointed as Chief Financial Officer of the Company after the June 30, 2025 resignation of Alexander Epshinsky. Mr. Epshinsky's departure was not the result of any disagreement with the Company regarding its operations, policies or practices, including accounting principles, practices or disclosures.

Allarity DRP Partnership

On July 15, 2025, the Company announced a new commercial agreement with a non-disclosed EU-based biotechnology company. The agreement provides the partner with a non-exclusive global license to a range of selected proprietary Allarity DRP® algorithms in breast cancer, alongside laboratory services from Allarity’s Medical Laboratory in Denmark.

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

Recent Developments

Share Repurchase Plan

On March 3, 2025, the board of directors approved a share repurchase program, with authorization to purchase up to $5 million of the Company’s outstanding shares of common stock. For the three months ended June 30, 2025, the Company repurchased 2,455,702 shares for an aggregate cost of $2,565,511, inclusive of all transaction fees. For the six months ended June 30, 2025 and 2024, the total proceeds used to repurchase shares were $2,565,511 and $0, respectively. As of June 30, 2025, there is $2,434,489 remaining for share repurchases under the share repurchase program.

SEC Investigation Settlement

On July 19, 2024, we received a “Wells Notice” from the Staff of the SEC relating to our previously disclosed SEC investigation. The Wells Notice relates to our disclosures regarding meetings with the United States Food and Drug Administration (the “FDA”) regarding our NDA for Dovitinib or Dovitinib-DRP, which was submitted to the FDA in 2021. We understand that all conduct relating to the SEC Wells Notice occurred during or prior to fiscal year 2022. We also understand that three of our former officers received Wells Notices from the SEC relating to the same conduct. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notice informed us that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against us that would allege certain violations of the federal securities laws. On March 13, 2025, we issued a press release that we reached a final settlement with the SEC relating to our previously disclosed SEC investigation.  As part of the settlement, we agreed to and paid a one-time civil penalty of $2.5 million on April 2, 2025.

Changes in Leadership

On June 10, 2025, the Board appointed Mr. Jesper Høiland as a director of the Company, effective as of June 30, 2025. This follows the resignation of Joseph W. Vazzano on June 5, 2025, and effective June 30, 2025.

On July 1, 2025, Jeffrey S. Ervin was appointed to the office of Chief Financial Officer of the Company, replacing Alexander Epshinsky upon his resignation on June 30, 2025.

Advancement in Intellectual Property

On June 30, 2025, the Company announced that IP Australia, the Australian Government agency that administers intellectual property rights in the country, formally accepted the Company’s patent application for its DRP® companion diagnostic specific to stenoparib.  The acceptance covers 40 claims and marks a key step in Allarity’s global strategy to protect the potential international commercialization of its proprietary DRP® platform alongside the clinical development of stenoparib.

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

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies”, to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

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

We have incurred net losses in each year since inception. Our net losses were $5.1 million and $5.5 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $124.0 million and cash and cash equivalents of $17.8 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	advance stenoparib through clinical trials;

●	pursue regulatory approval of stenoparib;

●	operate as a public company;

●	continue our preclinical programs and clinical development efforts;

●	continue research activities for stenoparib; and

●	manufacture supplies for our preclinical studies and clinical trials.

Components of Operating Expenses

Research and Development Expenses

Research and development expenses include:

●	expenses incurred under agreements with third-party contract organizations, and consultants;

●	costs related to production of drug substance, including fees paid to contract manufacturers;

●	laboratory and vendor expenses related to the execution of preclinical trials; and

●	employee-related expenses, which include salaries, benefits, and stock-based compensation

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
($ in thousands)	2025	2024	(Decrease)	2025	2024	(Decrease)
Operating expenses:
Research and development	$2,321	$1,058	$1,263	$3,724	$3,228	$496
General and administrative	1,812	2,313	(501)	3,445	4,383	(938)
Total operating expenses	4,133	3,371	762	7,169	7,611	(442)
Loss from operations	(4,133)	(3,371)	(762)	(7,169)	(7,611)	442
Other income (expense):
Interest income	237	53	184	459	53	406
Interest expense	(12)	(426)	414	(69)	(528)	459
Foreign exchange gains (losses)	1,588	(128)	1,716	1,726	(52)	1,778
Change in fair value of derivative and warrant liabilities	—	2,243	(2,243)	1	2,662	(2,661)
Total other income, net	$1,813	$1,742	$71	$2,117	$2,135	$(18)
Loss before income tax benefit	(2,320)	(1,629)	(691)	(5,052)	(5,476)	424
Income tax benefit	—	—	—	—	4	(4)
Net loss	$(2,320)	$(1,629)	$(691)	$(5,052)	$(5,472)	$(18)

Research and Development Expenses

For the three months ended June 30, 2025, compared to June 30, 2024

The increase of $1.3 million in research and development expenses was primarily related to a $1.0 million cost in manufacturing and supplies needed for the expansion of the Phase II clinical trial of stenoparib.  These expenses are recognized at the time of purchase.  Additional research study costs made up the remaining $0.2 million.

For the six months ended June 30, 2025, compared to June 30, 2024

Research and development expenses increased over $0.5 million with the expansion of the Phase II clinical trial to accelerate development of stenoparib in Advanced Ovarian Cancer.  The increase in research and development expenses was primarily related to an increase in regulatory costs $0.2 million, clinical site fees $0.1 million, and staff and consultant increases $0.2 million.

General and Administrative Expenses

For the three months ended June 30, 2025, compared to June 30, 2024

General and administrative expenses decreased by $0.5 million for the three months ended June 30, 2025, compared to June 30, 2024. The decrease was primarily due to a decrease of $0.8 million in professional services which offset a $0.3 million increase in staffing costs including non-cash stock-based compensation.

For the six months ended June 30, 2025, compared to June 30, 2024

General and administrative expenses decreased by $0.9 million for the six months ended June 30, 2025, compared to June 30, 2024. The decrease was primarily due to a $1.2 million decrease in professional services and $0.3 million increase in staffing costs including non-cash stock-based compensation.

Other income (expense)

For the three months ended June 30, 2025, compared to June 30, 2024

There was little difference for the total other income in the comparable three months ended June 30, 2025.  However, interest income improved $0.2 million, interest expense decreased $0.4 million with the retirement of debt in 2024, and the foreign exchange gain amounted to $1.7 million difference.  All of this was offset by a 2024 change in fair value of the derivative and warrant liabilities of $2.2 million during the three months ended June 30, 2024.

For the six months ended June 30, 2025, compared to June 30, 2024

Other income was $2.1 million for the six months ended June 30, 2025, consisting primarily of $1.7 million in foreign exchange gains.  Other income for the six months ended June 30, 2024 was $2.1 million, when $2.7 million was recognized in a change in fair value adjustment of derivative and warrant liabilities.  The remaining difference for the comparable period was the $0.4 million increase of interest income and $0.5 million decrease in interest expense for the six months ended June 30, 2025.

Liquidity, Capital Resources and Plan of Operations

Since our inception through June 30, 2025, our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our securities. As of June 30, 2025, we had $17.8 million in cash and cash equivalents and an accumulated deficit of $124.0 million.

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

On March 21, 2024, we commenced an at the market offering of shares of our common stock. During the six months ended June 30, 2025, we sold 9,719,173 shares of our common stock for net proceeds of $9.7 million. The at-the-market offering was terminated as of March 31, 2025. We believe that our current cash balance is sufficient to fund operations through at least the next 12 months from the date of this Quarterly Report. We may need to seek additional capital through the sale of our securities or other sources to carry out all of our planned research and development and potential commercialization activities. There are no assurances, however, that we will be successful in raising additional working capital, or if we are able to raise additional working capital, we may be unable to do so on commercially favorable terms. Our failure to raise capital or enter into other such arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop stenoparib.

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

Cash Flows

	Six Months Ended
	June 30,
($ in thousands)	2025	2024
Total cash and cash equivalents provided by (used in):
Operating activities, net	$(8,167)	$(8,703)
Financing activities, net	8,578	27,689
Effect of foreign exchange rates on cash	(2,143)	81
Net increase in cash and cash equivalents	$(1,732)	$19,067

Operating Activities

Net cash and cash equivalents used in operating activities was $8.2 million for the six months ended June 30, 2025, primarily due to a $2.5 million settlement payment to the Securities and Exchange Commission. The remaining amount was used for working capital purposes and expansion costs to launch a Phase II Clinical Trial of stenoparib in advanced ovarian cancer.

Net cash and cash equivalents used in operating activities was $8.7 million for the six months ended June 30, 2024, primarily comprised of working capital.

Financing Activities

Net cash and cash equivalents provided by financing activities was $8.6 million for the six months ended June 30, 2025. The Company received an outstanding ATM receivable balance of $1.4 million in addition to the sale of 9,719,173 shares of our common stock for net proceeds of $9.7 million.  However, the Company repurchased 2,455,702 common shares as part of a share repurchase program for $2.6 million.

Net cash and cash equivalents provided by financing activities was $27.7 million for the six months ended June 30, 2024, due to net proceeds from the sale of 1,062,821 shares of stock.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024, and our audited consolidated financial statements for the years ended December 31, 2024 and 2023, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2024 included in the Form 10-K, and there have been no significant changes to our significant accounting policies during the six months ended June 30, 2025. These unaudited condensed interim consolidated financial statements should be read in conjunction with our audited financial statements and accompanying notes.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this Financial Report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded there to be a material weakness in internal control over financial reporting as of June 30, 2025 due to the material weaknesses described below.

Plan to Remediate Material Weakness

Management has identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in a company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified a material weakness in its internal controls related to the Company’s accounting of the share repurchase plan that was initiated in quarter ended June 30, 2025. To address the material weakness, management, under the oversight of the audit committee, has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting:

●	The Company plans to update our internal controls and implement new policy and procedures measures to improve internal controls over financial reporting.

●	The Company is in process of implementing enhanced review processes to ensure timely identification of appropriate accounting related to all contractual agreements.

Such material weaknesses and control deficiencies will not be remediated until the Company’s remediation plan has been fully implemented, and it has concluded that its internal controls are operating effectively for a sufficient period of time.

We can offer no assurance that these initiatives will ultimately have the intended effects.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

Other than the material weakness determination described above and the commencement of the Company’s remediation activities in connection therewith, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 9, Commitments and contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report, which information is incorporated herein by reference.

Item 1A. Risk Factors.

The risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part II, Item 1A Risk Factor in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, are updated to reflect the following material change identified for the quarter ended June 30, 2025:

We have identified material weaknesses in our internal control over financial reporting, which could affect our ability to ensure timely and reliable financial reports and weaken investor confidence in our financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures contained a material weakness as of June 30, 2025, due to the Company having inadequate internal control over financial reporting. We may also identify material weaknesses or other deficiencies in our disclosure controls and procedures in the future.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Material weaknesses in internal control over financial reporting could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

To address this material weakness, management plans to devote significant effort and resources to the remediation and improvement of its internal controls over financial reporting by updating internal controls and implement new policy and procedures measures to improve internal controls and financial reporting. We will also implement enhanced review processes to ensure timely identification of appropriate accounting related to all contractual arrangements. These material weaknesses will not be considered remediated until our controls are effectively designed and operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively.

Failing to develop or maintain effective internal control over financial reporting may result in a misstatement of our financial statements or cause investors to lose confidence in us, which could have a material adverse effect on our business, financial condition or results of operations. These remediation measures may be time consuming and costly, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended June 30, 2025

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plan
April, 2025	1,857,024	$1.07	1,857,024	$3,021,061
May, 2025	99,242	$1.12	1,956,266	$2,865,074
June, 2025	499,436	$0.94	2,455,702	$2,434,489
Total	2,455,702

On March 3, 2025, the Company’s board of directors approved the share repurchase program (the “Share Repurchase Program”), with authorization to purchase up to $5 million of the Company’s outstanding shares of common stock. Pursuant to the Share Repurchase Program, repurchases of the Company’s common stock were made through open market transactions or other methods as permitted by securities laws and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Share Repurchase Program is authorized through February 28, 2026; however, the Company is not obligated to acquire any specific number of shares and may be modified, suspended, or discontinued at any time at the Company’s discretion.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2025.

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

ALLARITY THERAPEUTICS, INC.,

Date: August 15, 2025	By:	/s/ Thomas H. Jensen
Thomas H. Jensen
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2025	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Financial Officer (Principal Financial Officer)