Form 10-Q
period 2025-09-30
Allarity Therapeutics, Inc.
filed 2025-11-14
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2025, there were 15,811,886 shares of the issuer’s common stock, par value $0.0001, outstanding.

		Page
	Cautionary Note Regarding Forward-Looking Statements	ii

PART I—FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as at September 30, 2025 (Unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II—OTHER INFORMATION		19

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	21

	Signatures	22

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data*)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,895	$19,533
Receivables from ATM sales	—	1,416
Other current assets	113	115
Prepaid expenses	1,796	507
Tax credit receivable	1,662	770
Total current assets	20,466	22,341
Non-current assets:
Property, plant and equipment, net	330	309
Total assets	$20,796	$22,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,602	$4,182
Accrued expenses and other current liabilities	2,712	5,232
Warrant derivative liability	—	1
Income taxes payable	81	74
Convertible promissory notes and accrued interest, net of debt discount	1,390	1,350
Total current liabilities	8,785	10,839
Total liabilities	8,785	10,839

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $0.0001 par value (250,000,000 shares authorized); 18,712,224 and 7,302,797 shares issued and 16,111,461 and 7,302,797 outstanding at September 30, 2025, and December 31, 2024, respectively	3	1
Additional paid-in capital	143,841	131,130
Accumulated other comprehensive loss	(2,303)	(354)
Accumulated deficit	(126,824)	(118,966)
Treasury stock, at cost; 2,600,763 shares	(2,706)	—
Total stockholders’ equity	12,011	11,811
Total liabilities and stockholders’ equity	$20,796	$22,650

* All common share data has been retroactively adjusted to effect reverse stock splits in 2024 (See Note 1).

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except for share and per share data*)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$1,203	$1,021	$4,927	$4,249
Impairment of Intangible Assets	—	9,703	—	9,703
General and administrative	1,315	1,589	4,760	5,972
Total operating expenses	2,518	12,313	9,687	19,924
Loss from operations	(2,518)	(12,313)	(9,687)	(19,924)
Other income (expense):
Interest income	187	261	646	314
Interest expense	(57)	(50)	(126)	(578)
Foreign exchange gains (losses)	(418)	121	1,308	69
Change in fair value of derivative and warrant liabilities	—	14	1	2,676
Total other income, net	(288)	346	1,829	2,481
Loss before income tax benefit	(2,806)	(11,967)	(7,858)	(17,443)
Income tax benefit	—	377	—	381
Net loss	(2,806)	(11,590)	(7,858)	(17,062)
Gain on extinguishment of Series A Convertible Preferred Stock	—	—	—	222
Deemed dividend on Series A Preferred Stock	—	—	—	(299)
Deemed dividend on Series A Convertible Preferred Stock	—	(562)	—	(562)
Net loss attributable to common stockholders	$(2,806)	$(12,152)	$(7,858)	$(17,701)

Net loss per common share, basic and diluted	$(0.19)	$(7.71)	$(0.57)	$(25.33)
Weighted average common shares outstanding, basic and diluted	14,739,800	1,575,762	13,849,976	698,877

Other comprehensive loss
Net loss	$(2,806)	$(11,590)	$(7,858)	$(17,062)
Change in cumulative translation adjustment	158	(163)	(1,949)	(282)
Total comprehensive loss	$(2,648)	$(11,753)	$(9,807)	$(17,344)

* All common share data has been retroactively adjusted to effect reverse stock splits in 2024 (See Note 1).

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2025 and 2024

(UNAUDITED)

(in thousands, except for share data*)

	Series A		Series A Convertible					Accumulated		Total
	Convertible		Redeemable					Other		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated	Equity
	Number	Value	Number	Value	Number	Value	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2023	1,417	$1,742	—	$—	9,812	$—	$90,369	$(411)	$(94,451)	$(2,751)
Conversion of Preferred Stock into common stock, net	(202)	(269)	—	—	904	—	269	—	—	—
Extinguishment of preferred stock	—	(191)	—	—	—	—	191	—	—	—
Deemed dividend on preferred stock	—	228	—	—	—	—	(228)	—	—	—
Shares issued for compensation	—	—	—	—	484	—	90	—	—	90
Sale of common shares, net	—	—	—	—	227	—	40	—	—	40
Reverse split (1-30) rounding adjustment	—	—	—	—	(1)	—	—	—	—	—
Stock based compensation (recoveries)	—	—	—	—	—	—	(32)	—	—	(32)
Currency translation adjustment	—	—	—	—	—	—	—	25	—	25
Loss for the period	—	—	—	—	—	—	—	—	(3,843)	(3,843)
Balance, March 31, 2024	1,215	1,510	—	—	11,426	—	90,699	(386)	(98,294)	(6,471)
Conversion of Preferred Stock into common stock, net	(1,215)	(1,550)	—	—	15,072	—	1,550	—	—	—
Extinguishment of preferred stock	—	(31)	—	—	—	—	31	—	—	—
Deemed dividend on preferred stock	—	71	—	—	—	—	(71)	—	—	—
Cashless exercise of 3i Exchange Warrants	—	—	—	—	78,655	—	405	—	—	405
Sale of common shares, net	—	—	—	—	1,062,822	3	27,649	—	—	27,652
Reverse split (1-30) rounding adjustment	—	—	—	—	(1)	—	—	—	—	—
Stock based compensation (recoveries)	—	—	—	—	—	—	22	—	—	22
Currency translation adjustment	—	—	—	—	—	—	—	(144)	—	(144)
Loss for the period	—	—	—	—	—	—	—	—	(1,629)	(1,629)
Balance, June 30, 2024	—	—	—	—	1,167,974	3	120,285	(530)	(99,923)	19,835
Issuance of convertible redeemable preferred stock	—	—	35,000	2,938	—	—	—	—	—	2,938
Redemption of convertible redeemable preferred stock	—	—	(35,000)	(3,500)	—	—	—	—	—	(3,500)
Deemed dividend on redeemable preferred stock	—	—	—	562	—	—	(562)	—	—	—
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	—	—	1,493,878	—	5,427	—	—	5,427
Reverse split (1-30) rounding adjustment	—	—	—	—	97,218	(3)	3	—	—	—
Stock based compensation	—	—	—	—	—	—	17	—	—	17
Currency translation adjustment	—	—	—	—	—	—	—	(163)	—	(163)
Loss for the period	—	—	—	—	—	—	—	—	(11,590)	(11,590)
Balance, September 30, 2024	—	$—	—	$—	2,759,070	$—	125,170	$(693)	(111,513)	$12,964

						Accumulated
			Additional			Other		Total
	Common Stock		Paid in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Number	Value	Capital	Number	Value	Loss	Deficit	Equity
Balance, December 31, 2024	7,302,797	$1	$131,130	—	$—	$(354)	$(118,966)	$11,811
Stock-based compensation	—	—	139	—	—	—	—	139
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	9,719,173	1	9,726	—	—	—	—	9,727
Currency translation adjustment	—	—	—	—	—	(276)	—	(276)
Loss for the period	—	—	—		—	—	(2,732)	(2,732)
Balance, March 31, 2025	17,021,970	2	140,995	—	—	(630)	(121,698)	18,669
Stock-based compensation	—	—	164	—	—	—	—	164
Issuance of common stock for service	53,368	—	50	—	—	—	—	50
Repurchase of common stock	—	—	—	2,455,702	(2,565)	—	—	(2,565)
Currency translation adjustment	—	—	—	—	—	(1,831)	—	(1,831)
Loss for the period	—	—	—	—	—	—	(2,320)	(2,320)
Balance, June 30, 2025	17,075,338	2	141,209	2,455,702	(2,565)	(2,461)	(124,018)	12,167
Stock-based compensation	24,881	—	132	—	—	—	—	132
Issuance of common stock for service	49,505	—	50	—	—	—	—	50
Repurchase of common stock	—	—	—	145,061	(141)	—	—	(141)
Issuance of common stock, net of costs	1,562,500	1	2,450	—	—	—	—	2,451
Currency translation adjustment	—	—	—	—	—	158	—	158
Loss for the period	—	—	—	—	—	—	(2,806)	(2,806)
Balance, September 30, 2025	18,712,224	$3	143,841	$2,600,763	$(2,706)	$(2,303)	$(126,824)	$12,011

* All common share data has been retroactively adjusted to effect reverse stock splits in 2024 (See Note 1).

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,858)	$(17,062)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	(21)	8
Common stock issued for services	100	—
Stock-based compensation	435	7
Impairment of intangible assets	—	9,703
Unrealized foreign exchange gains	(13)	(10)
Non-cash interest expense	166	173
Change in fair value of warrant and derivative liabilities	(1)	(2,676)
Changes in operating assets and liabilities:
Deferred income taxes	—	(446)
Other current assets	2	109
Tax credit receivable	(892)	(837)
Prepaid expenses	(1,289)	630
Accounts payable	433	(3,623)
Accrued expenses and other liabilities	(2,646)	(123)
Income taxes payable	7	1
Net cash used in operating activities	(11,577)	(14,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM sales of common stock, net of issuance costs	11,143	33,119
Net proceeds from sale of common stock and pre-funded warrant issuance	2,451	—
Proceeds from issuance of Convertible Redeemable Series A Preferred Stock	—	2,938
Redemption of Convertible Redeemable Series A Preferred Stock	—	(3,500)
Proceeds from convertible promissory notes and accrued interest, net of discount	—	1,340
Repayment of debt and promissory notes	—	(1,340)
Common stock repurchase	(2,706)	—
Net cash provided by financing activities	10,888	32,557
Net increase in cash and cash equivalents	(689)	18,411
Effect of exchange rate changes on cash and cash equivalents	(1,949)	(114)
Cash and cash equivalents, beginning of period	19,533	166
Cash and cash equivalents, end of period	$16,895	$18,463

Supplemental information
Cash paid for interest	—	408

Supplemental disclosure of non-cash financing and investing activities:
Conversion of Series A Convertible Preferred stock to equity, net	—	1,819
Deemed dividend on Series A Convertible Preferred Stock	—	(299)
Gain on extinguishment of Series A Convertible Preferred Stock	—	222
Stock issued in conjunction with consulting agreement	—	90
Issuance of 2,359,650 common shares on conversion of 3,632,366 3i Exchange Warrants	—	405
Deemed dividend on Convertible Redeemable Series A Preferred Stock	—	562

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

Pursuant to the requirements of Accounting Standard Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying Financial Statements are issued. The Company had an accumulated deficit of $126.8 million as of September 30, 2025. Further, the Company incurred a net loss of $7.7 million and experienced negative cash flows from operations of $11.6 million for the nine months ended September 30, 2025. Based on the Company’s current operating plan, it estimates that its existing cash, cash equivalents and restricted cash of $16.9 million as of September 30, 2025 will be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next 12 months from the issuance of these Financial Statements.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of September 30, 2025, our results of operations and stockholders’ equity for the three, six, and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The condensed consolidated balance sheet data as of December 31, 2024 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the Securities and Exchange Commission (“SEC”), on March 31, 2025.

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

Adjustments that arise from exchange rate translations are included in other comprehensive loss in the consolidated statements of operations and comprehensive loss as incurred. During the three months ended September 30, 2025 and 2024, the Company recorded foreign exchange gains (losses) of ($0.2) million and $0.2 million, respectively.  During the nine months ended September 30, 2025 and 2024, the Company recorded foreign exchange gains (losses) of ($2.1) million and $0.3 million, respectively.

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

Cash and cash equivalents

The Company maintains deposits primarily in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents on September 30, 2025 and December 31, 2024.

Property, plant and equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated
Useful
Economic
Life (in years)
Laboratory equipment	5
Furniture and office equipment	3

Accumulated other comprehensive loss

Accumulated other comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2025 and 2024, the Company’s other comprehensive (loss) and gain was comprised of currency translation adjustments.

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

3. Accrued liabilities

The Company’s accrued expenses and other current liabilities are comprised of the following:

	September 30,	December 31,
($ in thousands)	2025	2024
Development cost liability	$22	$152
Accrued interest on milestone liabilities	416	281
Payroll accruals	44	458
Accrued audit and legal	1,626	1,567
Accrued SEC settlement	—	2,500
Other	604	274
Total accrued expenses and other current liabilities	$2,712	$5,232

4. Convertible promissory note due to Novartis

On January 26, 2024, the Company received a termination notice from Novartis Pharma AG, a company organized under the laws of Switzerland (“Novartis”) due to a material breach of that certain license agreement dated April 6, 2018, as amended to date (the “License Agreement”). Accordingly, under the terms of the License Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. As of September 30, 2025, the liability is recorded as a current liability on the Company’s condensed unaudited consolidated balance sheets as follows: $3.6 million in accounts payable, $1.4 million convertible promissory notes and accrued interest, net of debt discount, and $0.4 million in accrued liabilities.

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

The warrants issued in April 2023, July 2023, and September 2023 (the “2023 Warrants”) are measured at fair value at each reporting period and the reconciliation of changes in fair value during the nine months ended September 30, 2025 is presented in the following table:

Common Share
Purchase
($ in thousands)	Warrants
Balance at January 1, 2025	$1
Change in fair value of warrant derivative liability	(1)
Balance at September 30, 2025	$—

On September 30, 2025, the Company used the Black-Scholes Merton model to estimate the fair value of the 2023 Warrants derivative liability at approximately $0, using the following inputs:

			September 2023
	April 2023	July 2023	Inducement
	Warrants	Warrants	Warrants
Initial exercise price	$600.00	$600.00	$600.00
Stock price on valuation date	$1.58	$1.58	$1.58
Risk-free rate	3.68%	3.68%	3.68%
Term (in years)	2.5	2.8	3.4
Rounded annual volatility	124%	124%	124%

6. Stockholders’ Equity

Share Repurchase Plan

On March 3, 2025, the board of directors approved a share repurchase program, with authorization to purchase up to $5 million of the Company’s outstanding shares of common stock. For the three months ended September 30, 2025, the Company repurchased 145,061 shares at a cost of $140,038. For the nine months ended September 30, 2025, the Company purchased 2,600,763 shares for an aggregate cost of $2,705,550, inclusive of $52,015 in transaction fees. For the nine months ended  September 30, 2025 and 2024, the total proceeds used to repurchase shares were $2,705,550 and $0, respectively. As of September 30, 2025, there is $2,294,450 remaining for share repurchases under the share repurchase program.

Share Issuance for Services

On July 7, 2025, the Company issued 49,505 restricted shares to a vendor in exchange for services rendered. For the nine months ended September 30, 2025, the Company issued 102,873 restricted shares for services rendered.

Sale of Common Stock

On September 22, 2025, the Company entered into a Securities Purchase Agreement with a certain accredited investor, pursuant to which the Company agreed to sell the shares and/or prefunded warrants to the investor, in a private placement transaction. The Company agreed to issue and sell 1,562,500 shares of the Company’s common stock for $1.60 per Share, and/or prefunded warrants to purchase one share of common stock per prefunded warrant, at an offering price of $1.60 per prefunded warrant, for gross proceeds to the Company of approximately $2.5 million, before deducting $0.05 million in legal fees and expenses.

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

For the three months ended  September 30, 2025 and 2024, the amount of proceeds generated from the sale of common stock under the Sales Agreement was $0.0 and $5.4 million from the sale of 0 and 1,493,878 shares, respectively.

For the nine months ended September 30, 2025, the Company sold an aggregate of 9,719,173 shares of its common stock pursuant to the Sales Agreement, resulting in net proceeds of $9.7 million.  For the nine months ended September 30, 2024, the Company sold an aggregate of $33.1 million pursuant to the Sales Agreement from the sale of 2,556,927 shares.

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

Total shares available for the issuance of stock-based awards under the Company’s 2021 Incentive Plan was 85,051 shares at September 30, 2025.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Research and development	$76	$11	$217	$8
General and administrative	56	6	218	(1)
Total stock-based compensation expense	$132	$17	$435	$7

Restricted Stock Units

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2025:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested balance at December 31, 2024	174,038	$2.36
Granted	570,671	$1.01
Vested	(39,494)	$2.11
Forfeited	(85,051)	$2.23
Unvested balance at September 30, 2025	620,164	$1.15

At September 30, 2025, the Company had unrecognized stock-based compensation expense related to restricted stock awards of $0.41 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.3 years. The expense is recognized over the vesting period of the award.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2025:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Options	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2024	—	$—	—	$—
Issued	75,000	1.01	9.3	—
Forfeited	(25,000)	1.01	9.3	—
Outstanding at September 30, 2025	50,000	$1.01	9.3	$—
Exercisable	—	$—	—	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of September 30, 2025, the total compensation cost related to non-vested options awards not yet recognized is $11,915 with a weighted average remaining vesting period of 0.3 years.

The Company estimated the fair value of stock options granted in the period presented using a Black-Scholes option-pricing model utilizing the following assumptions:

	As of September 30,
	2025	2024
Volatility	135%	—
Expected term (in years)	5.6	—
Risk-free rate	3.7%	—
Expected dividend yield	—	—

7. License and Development Agreements

License Agreement with Novartis for Dovitinib

On January 26, 2024, the Company received a termination notice from Novartis due to a material breach of the License Agreement. Accordingly, under the terms of the License Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. As of September 30, 2025, the liability is recorded as a current liability on the Company’s condensed unaudited consolidated balance sheets as follows: $3.6 million in accounts payable, $1.4 million convertible promissory notes and accrued interest, net of debt discount, and $0.4 million in accrued liabilities.

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

	As of September 30,
	2025	2024
Warrants	8,557	8,557
Options	50,000	7
Unvested restricted stock units	620,164	174,038
	678,721	182,602

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

Recent Developments

Share Repurchase Plan

On March 3, 2025, the board of directors approved a share repurchase program, with authorization to purchase up to $5 million of the Company’s outstanding shares of common stock. For the three months ended September 30, 2025, the Company repurchased 145,061 shares for an aggregate cost of $140,038 inclusive of all transaction fees. For the nine months ended September 30, 2025 and 2024, the total proceeds used to repurchase 2,600,763 and 0 shares were $2,705,550 inclusive of $52,015 in fees and $0, respectively. As of September 30, 2025, there is $2,294,450 remaining for share repurchases under the share repurchase program.

Changes in Leadership

On July 1, 2025, Jeffrey S. Ervin was appointed to the office of Chief Financial Officer of the Company, replacing Alexander Epshinsky upon his resignation on June 30, 2025.

FDA Fast Track Designation

On August 26, 2025, the Company announced the FDA granted Fast Track designation status for Stenoparib for the treatment of advanced ovarian cancer. The FDA's Fast Track designation is intended to expedite the development and review of drugs that treat serious conditions and fill an unmet medical need. This designation enables more frequent interactions with the FDA throughout the drug development process and potentially provides eligibility for accelerated approval, priority review, and rolling review if relevant criteria are met.

PIPE Investment

On September 22, 2025, the Company entered into a Securities Purchase Agreement with a certain accredited investor, pursuant to which the Company agreed to sell the shares and/or prefunded warrants to the investor, in a private placement transaction. The Company agreed to issue and sell 1,562,500 shares of the Company’s common stock for $1.60 per Share, and/or prefunded warrants to purchase one share of common stock per prefunded warrant, at an offering price of $1.60 per prefunded warrant, for gross proceeds to the Company of approximately $2.5 million, before deducting $0.05 million in legal fees and expenses.

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

We have incurred net losses in each year since inception. Our net losses were $7.7 million and $17.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $126.8 million and cash and cash equivalents of $16.9 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
($ in thousands)	2025	2024	(Decrease)	2025	2024	(Decrease)
Operating expenses:
Research and development	$1,203	$1,021	$182	$4,927	$4,249	$678
Impairment of Intangible Assets	—	9,703	(9,703)	—	9,703	(9,703)
General and administrative	1,315	1,589	(274)	4,760	5,972	(1,212)
Total operating expenses	2,518	12,313	(9,795)	9,687	19,924	(10,237)
Loss from operations	(2,518)	(12,313)	9,795	(9,687)	(19,924)	10,237
Other income (expense):
Interest income	187	261	(74)	646	314	332
Interest expense	(57)	(50)	(7)	(126)	(578)	452
Foreign exchange gains (losses)	(418)	121	(539)	1,308	69	1,239
Change in fair value of derivative and warrant liabilities	—	14	(14)	1	2,676	(2,675)
Total other income, net	$(288)	$346	$(634)	$1,829	$2,481	$(652)
Loss before income tax benefit	(2,806)	(11,967)	9,161	(7,858)	(17,443)	9,585
Income tax benefit	—	377	(377)	—	381	(381)
Net loss	$(2,806)	$(11,590)	$8,784	$(7,858)	$(17,062)	$9,204

Research and Development Expenses

For the three months ended September 30, 2025, compared to September 30, 2024

Research and development expenses increased $0.2 million primarily due to implementation costs and supplies of the Phase II clinical trial of stenoparib.  These expenses are recognized at the time of purchase.

For the nine months ended September 30, 2025, compared to September 30, 2024

Research and development expenses increased over $0.7 million with the launch and expansion of the Phase II clinical trial to accelerate development of stenoparib in Advanced Ovarian Cancer. The increase in research and development expenses was primarily related to an increase in study costs of $0.3 million. A staffing increase of $0.8 million was partially offset by a $0.5 million reduction of contractor and consulting costs.

General and Administrative Expenses

For the three months ended September 30, 2025, compared to September 30, 2024

General and administrative expenses decreased by $0.3 million for the three months ended September 30, 2025, compared to September 30, 2024. The decrease was primarily due to a decrease of $0.3 million in professional services.

For the nine months ended September 30, 2025, compared to September 30, 2024

General and administrative expenses decreased by $1.2 million for the nine months ended September 30, 2025, compared to September 30, 2024. The decrease was primarily due to a $1.6 million decrease in professional services and an increase in $0.6 million of staffing and other administrative charges including non-cash equity compensation.

Other income (expense)

For the three months ended September 30, 2025, compared to September 30, 2024

For the three months ended September 30, 2025, net other income decreased $0.6 million from the comparable quarter. Interest income decreased $0.1 million and the foreign exchange impact was $0.5 million.

For the nine months ended September 30, 2025, compared to September 30, 2024

Other income was $1.8 million for the nine months ended September 30, 2025, consisting primarily of $1.3 million in foreign exchange gains. Other income for the nine months ended September 30, 2024 was $2.5 million, when $2.7 million was recognized in a change in fair value adjustment of derivative and warrant liabilities. The remaining difference for the comparable period was the $0.3 million increase of interest income and $0.4 million decrease in interest expense.

Liquidity, Capital Resources and Plan of Operations

Since our inception through September 30, 2025, our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our securities. As of September 30, 2025, we had $16.9 million in cash and cash equivalents and an accumulated deficit of $126.8 million.

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

On March 21, 2024, we commenced an at the market offering of shares of our common stock. During the nine months ended September 30, 2025, we sold 9,719,173 shares of our common stock for net proceeds of $9.7 million. The at-the-market offering was terminated as of March 31, 2025. We believe that our current cash balance is sufficient to fund operations through at least the next 12 months from the date of this Quarterly Report. We may need to seek additional capital through the sale of our securities or other sources to carry out all of our planned research and development and potential commercialization activities. There are no assurances, however, that we will be successful in raising additional working capital, or if we are able to raise additional working capital, we may be unable to do so on commercially favorable terms. Our failure to raise capital or enter into other such arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop stenoparib.

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

Cash Flows

	Nine Months Ended
	September 30,
($ in thousands)	2025	2024
Total cash and cash equivalents provided by (used in):
Operating activities, net	$(11,577)	$(14,146)
Financing activities, net	10,888	32,557
Effect of foreign exchange rates on cash	(1,949)	(114)
Net increase (decrease) in cash and cash equivalents	$(2,638)	$18,297

Operating Activities

Net cash and cash equivalents used in operating activities was $11.6 million for the nine months ended September 30, 2025, primarily derived from our $7.9 million net loss, a $2.5 million settlement payment to the Securities and Exchange Commission, and a $1.1 million decrease in operating assets and liabilities.

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

Financing Activities

Net cash and cash equivalents provided by financing activities was $10.9 million for the nine months ended September 30, 2025. The Company sold an aggregate of 9,719,173 shares of its common stock from the ATM resulting in net proceeds of $9.7 million, received an ATM receivable balance of $1.4 million, and sold shares and prefunded warrants representing 1,562,500 shares of our common stock for proceeds of $2.5 million. However, the Company repurchased 2,600,763 common shares as part of a share repurchase program for $2.7 million.

Net cash and cash equivalents provided by financing activities was $32.6 million for the nine months ended September 30, 2024, due to net proceeds from the sale of 2,556,927 shares of stock.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, and our audited consolidated financial statements for the years ended December 31, 2024 and 2023, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2024 included in the Form 10-K, and there have been no significant changes to our significant accounting policies during the nine months ended September 30, 2025. These unaudited condensed interim consolidated financial statements should be read in conjunction with our audited financial statements and accompanying notes.

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

Item 1A. Risk Factors.

The risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part II, Item 1A Risk Factor in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, except as set forth below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended September 30, 2025

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plan
July, 2025	—	$—	2,455,702	$2,434,489
August, 2025	145,061	$0.97	2,600,763	$2,294,450
September, 2025	—	$—	2,600,763	$2,294,450
Total	145,061

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2025.

Item 6. Exhibits.

See the Exhibit Index to this Quarterly Report immediately below and before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation	S-4	333-258968	3.1	August 20, 2021
3.2	Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.	S-4/A	333-259484	3.3	September 29, 2021
3.3	Second Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	March 20, 2023
3.4	Third Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	March 24, 2023
3.5	Fourth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	June 28, 2023
3.6	Fifth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	April 4, 2024
3.7	Specimen Common Stock Certificate of Allarity Therapeutics, Inc.	S-4/A	333-259484	4.1	September 29, 2021
3.8	Amended and Restated Bylaws of Allarity Therapeutics, Inc.	S-4/A	333-259484	3.4	October 18, 2021
3.9	Amendment No. 1 to Amended and Restated Bylaws of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	July 11, 2022
3.10	Sixth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	September 9, 2024
3.11	Seventh Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.2	September 9, 2024
3.12	Certificate of Correction to the Seventh Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K/A	001-41160	3.3	September 10, 2024
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act					X
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act					X
32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					—
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101)					—

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLARITY THERAPEUTICS, INC.,

Date: November 14, 2025	By:	/s/ Thomas H. Jensen
Thomas H. Jensen
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Financial Officer (Principal Financial Officer)