Form 10-K
period 2025-12-31
Allarity Therapeutics, Inc.
filed 2026-03-30
CIK 1860657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission file number 001-41160

ALLARITY THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-2147982
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

123 E. Tarpon Ave., Tarpon Springs, FL	34689
(Address of principal executive offices)	(Zip Code)

(401) 426-4664

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALLR	The Nasdaq Stock Market LLC

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $14,730,848 (based on the closing price for shares of the registrant’s common stock as reported by the Nasdaq Capital Market on June 30, 2025). Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2026, there were 15,818,980 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ALLARITY THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED December 31, 2025

INDEX

When used herein, unless the context requires otherwise, references to the “Company,” “Allarity,” “we,” “our” and “us” refer to Allarity Therapeutics, Inc., a Delaware corporation. References in this Annual Report to “our therapeutic candidate,” “our therapeutic candidate, stenoparib,” or “stenoparib” refer to our sole current therapeutic candidate, stenoparib, also known as 2X-121 or E7449.

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

●

the impact of adjustments to our outstanding warrants because of future dilutive financings resulting in the decrease of the exercise price and increase in the number of shares issuable under outstanding warrants, adjustment and exercise of such warrants would result in the material dilution of the percentage ownership of our stockholders and increase the number of shares of common stock in the public markets. The perception that such sales could occur could cause our stock price to fall;

●	the initiation, cost, timing, progress and results of our current and future preclinical studies and clinical trials, as well as our research and development programs;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

ii

●	the market price of our common stock has been and may continue to be volatile;

●	our ability to successfully acquire or in-license additional product candidates on reasonable terms;

●	our ability to maintain and establish collaborations or obtain additional funding;

●	our ability to obtain regulatory approval of stenoparib;

●	our expectations regarding the potential market size and the rate and degree of market acceptance of stenoparib;

●	our expectations regarding our ability to fund operating expenses and capital expenditure requirements with our existing cash and cash equivalents, and future expenses and expenditures;

●	our ability to enroll patients in our clinical trials, and to successfully carry out our clinical development activities;

●	our ability to retain key employees, consultants and advisors;

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

These forward-looking statements are based on information available as of the date of this Annual Report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. We do not assume any obligation to update any forward-looking statements to reflect events after the date made. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

During 2024, Thomas H. Jensen, co-founder of Allarity, was permanently installed as Chief Executive Officer due to his extensive experience not only with the core DRP® platform technology but also with capital fund raising. Mr. Jensen was tasked with streamlining the organization and its finances. To help Mr. Jensen re-focus our clinical development program, we also added a new President and Chief Development Officer, Jeremy R. Graff, PhD, who was brought in with deep experience in cancer drug development, including nearly 17 years at Eli Lilly and Company and 10 more years in various C-suite roles in biotech. During 2025, Jeffrey Ervin was hired as Chief Financial Officer. He has a combined seven years of experience as CEO and CFO of Nasdaq- and NYSE-listed companies.

We are now singularly focused on the development of stenoparib and the parallel development of the stenoparib DRP® as a companion diagnostic. All other assets including dovitinib, Irofulven and LiPlaCis, were terminated and are no longer part of our portfolio. Stenoparib was in-licensed with exclusive world-wide rights from the Japanese Pharmaceutical company, Eisai Pharmaceuticals. Stenoparib is a novel, dual inhibitor of poly-ADP-ribose polymerase (PARP1/2) as well as tankyrases, enzymes critically important in the WNT cancer cell survival pathway. Stenoparib has been explored in a phase 2 clinical trial in patients with advanced, recurrent ovarian cancer who have been pre-selected for enrollment using the stenoparib-DRP®. Emerging clinical data from this ongoing trial in heavily pre-treated, advanced ovarian cancer patients show promising clinical benefit including a patient with a complete, confirmed response (i.e., absence of active disease by RECISTv1.1 criteria) as well as a patient with primary platinum refractory disease who stayed on therapy more than 10 months and two additional patients with ongoing stable disease still on therapy more than 30 months. These compelling data in heavily pre-treated ovarian cancer patients have now prompted us to design a new clinical protocol, guided by key gynecologic oncology experts, to deepen and enrich the understanding of the clinical benefit from stenoparib treatment while also advancing the stenoparib-DRP® as a companion diagnostic used to select patients for stenoparib treatment. This new trial protocol was initiated in June 2025 and is currently enrolling patients randomized into 2 dose levels: 600 mg daily given twice daily (200 mg in the morning and 400 mg in the evening) and 800 mg given twice daily (400 mg for each of the morning and evening doses). In total, the trial aims to enroll 20 patients on each dose level for a total of 40 patients. Importantly, in this trial, only patients with platinum resistant or platinum ineligible ovarian cancer (PROC) with no more than 1 line of chemotherapy beyond the PROC designation will be enrolled. Moreover, all patients will be enrolled with a fresh tumor biopsy to assess the DRP® score that best aligns with extended, durable clinical benefit. Defining the DRP® score that best predicts clinical benefit will enable the DRP®to be used as a patient selection tool in subsequent pivotal trials. In addition to this new trial protocol in Platinum Resistant Ovarian Cancer patients, we have also begun a trial combining stenoparib with Temozolomide in relapsed Small Cell Lung Cancer (SCLC). This randomized, biomarker-driven trial is fully funded by the US Veteran’s Administration and was opened for enrollment in January 2026.

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

We have a broad intellectual property portfolio comprised of 18 granted DRP® patents covering 70 different cancer drugs, and another 9 DRP® patent applications pending covering 3 cancer drugs. Our rolling patent strategy allows our DRP® patents to be listed in FDA's Orange Book for the drugs where they occur in the approval label. We also control remaining composition of matter, formulation, and methods of use patent coverage on stenoparib which extends out to 2028 or 2032 depending on the relevant patents. The patent for the stenoparib-DRP® has been granted recently in Australia and Europe and is currently under review in the United States of America. These patents would extend the exclusivity period for stenoparib in combination with DRP®-guided patient selection beyond 2040.

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

In 2024, we signed service agreements with external biotech clients for both DRP® analysis and gene expression services. Leveraging our gene expression and diagnostic capabilities, our laboratory generated $0.3 million of revenue in 2025.

Stenoparib: Allarity’s Novel, Dual Inhibitor of PARP and Tankyrases

Our therapeutic candidate, stenoparib, is a dual inhibitor of the key DNA damage repair enzyme PARP, as well as Tankyrases, critical enzymes involved in the WNT signaling pathway commonly activated in many advanced cancers. DNA damage repair mechanisms are crucial to mammalian cell survival and replication. Inhibition of key DNA damage repair enzymes, such as PARP, has clinically demonstrated to be therapeutically beneficial in the treatment of cancers, notably ovarian cancers. Tankyrases are enzymes involved in the stabilization and maintenance of telomeres (the ends of chromosomal DNA) during cell replication. Tankyrases are also key activators of the WNT pathway which can enable cancer cell survival and are commonly upregulated in advanced, chemo- and radio- resistant cancers including ovarian as well as colon and other cancers.

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

Stenoparib has been assessed in an ongoing Phase 2 clinical trial for the treatment of ovarian cancer patients who have had at least 3 prior lines of therapy. The trial has been running at numerous trial sites in the U.S. and Europe. The trial was expressly designed to enroll patients based on a stenoparib-DRP score above 50 (i.e., DRP+ patients) using the stenoparib-specific DRP® companion diagnostic for which the FDA has previously approved an Investigational Device Exemption (IDE). The first cohort was administered 600 mg stenoparib once daily - the Maximum Tolerated Dose assigned by Eisai in the original dose escalation phase 1 study. Cohort 2 was designed to enroll only DRP+ patients with 600 mg stenoparib being orally administered twice daily (200 mg dose in the morning and a 400 mg dose in the evening). Cohort 2 in particular has provided promising clinical efficacy data showing durable clinical benefit in multiple patients including one confirmed, complete response (by RECIST v1.1 criteria) as well as 1 platinum refractory patient remaining on the drug more than 10 months and 2 additional patients with extended stable disease continuing on treatment now beyond 30 months. These compelling data in heavily pre-treated ovarian cancer patients have now prompted us to design a new clinical protocol, guided by key gynecologic oncology experts, to deepen and enrich the understanding of the clinical benefit from stenoparib treatment while also advancing the stenoparib-DRP® as a companion diagnostic used to select patients for stenoparib treatment. This new trial protocol was initiated in June 2025 and is currently enrolling patients randomized into 2 dose levels, 600 mg daily given twice daily (200 mg in the morning and 400 mg in the evening) and 800 mg given twice daily (400 mg for each of the morning and evening doses). In total, the trial aims to enroll 20 patients on each dose level for a total of 40 patients. Importantly, in this trial, only patients with platinum resistant or platinum ineligible ovarian cancer (PROC) with no more than 1 line of chemotherapy beyond the PROC designation will be enrolled. Moreover, all patients will be enrolled with a fresh tumor biopsy to assess the DRP® score that best aligns with extended, durable clinical benefit.  Defining the DRP® score that best predicts clinical benefit will enable the DRP®to be used as a patient selection tool in subsequent pivotal trials. In addition to this new trial protocol in Platinum Resistant Ovarian Cancer patients, we have also begun a trial combining stenoparib with Temozolomide in relapsed Small Cell Lung Cancer (SCLC). This randomized, biomarker-driven trial is fully funded by the US Veteran’s Administration and was opened for enrollment in January 2026.

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

Our principal executive offices are located at 123 E. Tarpon Ave., Tarpon Springs, FL 34689. Our telephone number is (401) 426-4664, and our email address is info@allarity.com. Our corporate website address is www.allarity.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

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

Throughout 2024, a deep dive review of our development programs, clinical progress, likelihood of clinical and regulatory success and an evaluation of commercial plausibility prompted our new management to terminate all development candidates except that of stenoparib. Not only does this streamline the focus on our most promising asset, but it also enabled critical cost saving measures. Stenoparib continues in phase 2 clinical studies for patients with advanced, recurrent ovarian cancer showing promising, durable clinical benefit in patients with limited alternative treatment options other than more chemotherapy. These data continue to mature and have prompted us to work with Key Opinion Leaders (KOLs) in gynecologic oncology to devise and finalize a follow-on clinical trial in advanced ovarian cancer patients that will more aggressively advance stenoparib toward regulatory approval. Accordingly, stenoparib is now enrolling in a new phase 2 trial protocol specifically targeting Platinum resistant or ineligible ovarian cancer patients at two dose levels. A separate phase 2 study fully funded by the US Veteran’s Administration has begun enrolling patients with relapsed Small Cell Lung Cancer for treatment with stenoparib in combination with temozolomide.

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

There is a current unmet need for treatment of patients with OC who have progressed on PARPi treatment. Our ongoing Phase 2 study in ovarian cancer, as well as our new protocol in PROC patients, allows for enrollment of patients previously treated with a PARPi. We intend to use our Stenoparib-DRP® to select patients from this group that will have a high likelihood of responding to our PARPi, stenoparib.

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

Intellectual Property

Our commercial success depends in large part on our ability to obtain and maintain patent protection and market exclusivity in the U.S. and other major oncology markets and countries for our investigational products and our DRP® companion diagnostics, to operate without being subject to the enforcement of third-party patents and proprietary rights, and to prevent others from infringing on our proprietary or intellectual property rights. We seek to protect our proprietary position by (1) filing, in the U.S. and certain other regions/countries (include the EU), patent applications intended to cover our DRP® companion diagnostics and their use with a particular therapeutic to guide patient therapy decision making, and maintaining any DRP® pending patent applications and issued patents in our major markets; (2) maintaining and advancing, and where possible expanding, existing patents and patent applications covering the composition-of-matter of our investigational products, their methods of use and related discoveries, their formulations and methods of manufacture, and related technologies, inventions and improvements that may be commercially important to our business; and (3) filing, in the U.S. and certain other regions/countries, new patent applications on novel therapeutic uses of our investigational products, alone or together with their DRP® companion diagnostics. We may also rely on trade secrets and know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, and which are difficult to reverse engineer. We also intend to take advantage of regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available.

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

On August 2, 2024, we entered into a sixth amendment to the Eisai License Agreement with Eisai in order to (1) amend the definition of a successful Phase 2 study completion and (2) amend the terms related to Eisai's right of termination for development.

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

Expedited Development and Review Programs

The FDA has a fast-track program that is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for fast-track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for fast-track status any time before receiving NDA approval, but ideally no later than the pre-NDA meeting with the FDA. In Q3 2025, the FDA granted fast-track designation to Allarity Therapeutics for stenoparib in advanced, recurrent ovarian cancers.

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

Human Capital

As of December 31, 2025, we had eight employees; seven of whom were full-time and one part-time. Most employees are engaged in research and development activities. Of our employees, the majority are in Hoersholm, Denmark. Among our executive management team members, one is located in Sweden, one near Nashville, TN, and one near Tampa, FL. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. We have also retained a number of expert advisors and consultants who help navigate us through different aspects of our business.

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

As of March 24, 2026, we employed a total of seven full-time employees and one part-time employee. Our current internal departments include research and development, finance and administration. We intend to expand our management team to include an operation ramp up of additional scientific development and technical staff required to achieve our business objectives. We will need to expand our managerial, operational, technical, and scientific, financial, and other resources in order to manage our operations and clinical trials, establish independent manufacturing, continue our research and development activities, and commercialize stenoparib. Our management and scientific personnel, systems, and facilities currently in place may not be adequate to support our future growth.

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

International operations may expose us to business, regulatory, political, operational, financial, pricing, tariffs, and reimbursement risks associated with doing business outside of the U.S.

Our business will be subject to risks associated with conducting business internationally. Some of our suppliers, industry partners and clinical study centers are located outside of the U.S. Furthermore, our business strategy incorporates potential international expansion as we seek to obtain regulatory approval for, and commercialize, our therapeutic candidate in patient populations outside the U.S. If approved, we may hire sales representatives and conduct physician and patient association outreach activities outside of the U.S. Doing business internationally involves several risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, tariffs, permits and licenses;

●	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;

●	rejection or qualification of foreign clinical trial data by the competent authorities of other countries;

●	delays or interruptions of clinical trial due to backlogs at ethical committees and staff shortages causing delays in processing the trials at investigator sites resulting in delayed and slow patient enrollment;

●	additional potentially relevant third-party patent and other intellectual property rights;

●	complexities and difficulties in obtaining, maintaining, protecting and enforcing our intellectual property;

●	difficulties in staffing and managing foreign operations;

●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

●	limits in our ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for stenoparib and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease;

●	certain expenses including, among others, expenses for travel, translation and insurance; and

●	regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history with no product revenues to date and a limited number of DRP® biomarker development agreements, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

We were incorporated as a Delaware corporation in April 2021 for the purposes of undertaking our Recapitalization Share Exchange. In December 2021, Allarity Therapeutics A/S, became our predecessor upon consummation of the Recapitalization Share Exchange, and was deemed to be the accounting acquirer in the Recapitalization Share Exchange. Our predecessor, Allarity Therapeutics A/S, was organized under the laws of Denmark on September 9, 2004, and was largely focused on organizing and staffing our company, raising capital, developing our proprietary DRP® companion diagnostics platform and acquiring the rights to, advancing the development of, our therapeutic candidate, including conducting clinical trials on our therapeutic candidate, and completing our Recapitalization Share Exchange. As such, we have a limited operating history and generated no product revenues to date. In 2025, the company generated $0.3 million of lab revenues.

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

Since our inception of our predecessor, Allarity Therapeutics A/S, we have incurred losses and have an accumulated deficit of $130.2 million as of December 31, 2025. Our net losses were $11.2 million and $24.5 million for the years ended December 31, 2025, and 2024, respectively. We expect to incur substantial operating losses for the foreseeable future and may never achieve profitability. Our current therapeutic candidate has not been approved for marketing in the U.S., or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized drug that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

As of December 31, 2025, we had cash of $14.7 million. We believe that our existing cash will enable us to fund our operating expenses at least into the second quarter of 2027. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Risks Related to the Approval and Commercialization of Stenoparib

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

We achieved Fast Track designation for stenoparib. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular therapeutic candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”), which, among other things, modifies the international tax regime and extends or makes permanent various provisions from the Tax Cuts and Jobs Act, including bonus depreciation and research and development expensing. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation did not have a material impact on our 2025 effective tax rate.

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

Risk Management and Strategy

As of December 31, 2025, we have implemented a set of cybersecurity and data protection policies and procedures. Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities. Our employees have received cybersecurity awareness trainings, including specific topics related to social engineering and email frauds. Important security measures such as multifactor authentication, firewalls, Endpoint Detection and Response (EDR), encryption, etc. have been implemented. We continue to augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Currently we are in the process of expanding our risk management procedure to include a broader cybersecurity risk management process. The updated risk management process will include annual review by our board of directors.

Governance

Our board of directors are currently implementing as oversight procedure for IT governance and cyber security risk management. It is expected that IT governance and cybersecurity will be included in our quarterly management review meetings under the supervision of our senior leadership, including our Chief Executive Officer and Chief Financial Officer. Senior management regularly meets with and provides periodic briefings to our board of directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like.

Cybersecurity Threat Disclosure

To date, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. For further discussion of cybersecurity risks, please see Item 1A, “Risk Factors.”

Item 2. Properties.

Our principal executive office is located at 123 E. Tarpon Ave., Tarpon Springs, FL 34689. We lease at-will, month-to-month the virtual office space, where we are not bound by any lease. Additionally, we lease a space in a technology park consisting of approximately 4,283 square feet in Hoersholm, Denmark. The facility lease in continuing on a month-to-month basis. We believe that our facilities are adequate to meet our current needs and the additional space can be obtained on commercially reasonable terms as needed.

Item 3. Legal Proceedings.

For information regarding our material legal proceedings, see “Note 14. Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report, which information is incorporated herein by reference.

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

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission (the "SEC"), to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

During 2024, Thomas H. Jensen, co-founder of Allarity, was permanently installed as Chief Executive Officer due to his extensive experience not only with the core DRP® platform technology but also with capital fund raising. Mr. Jensen was tasked with streamlining the organization and its finances. To help Mr. Jensen re-focus our clinical development program, we also added a new President and Chief Development Officer, Jeremy R. Graff, PhD, who was brought in with deep experience in cancer drug development, including nearly 17 years at Eli Lilly and Company and 10 more years in various C-suite roles in biotech. During 2025, Jeffrey Ervin was hired as Chief Financial Officer. He has a combined seven years of experience as CEO and CFO of Nasdaq- and NYSE-listed companies.

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

Authorized Share Decrease

On September 9, 2024, we filed the Sixth Certificate of Amendment with the Secretary of State of the State of Delaware to decrease the number of authorized shares from 750,500,000 to 250,500,000, and to decrease the number of our common stock from 750,000,000 to 250,000,000. The amendment was approved by our stockholders at the 2024 annual meeting held on September 3, 2024.

Novartis Termination Notice

On January 26, 2024, we received a termination notice from Novartis Pharma AG, a company organized under the laws of Switzerland (“Novartis”) due to a material breach of that certain license agreement dated April 6, 2018, as amended to date (the “License Agreement”). Accordingly, under the terms of the License Agreement, we ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to us reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. There were no payments made to Novartis in 2024. As of December 31, 2025, the liability is recorded as a current liability on our consolidated balance sheets as follows: $3.6 million in accounts payable, $0.5 million interest recorded as accrued expenses, and $1.4 million in convertible promissory notes and accrued interest.

SEC Investigation

On July 19, 2024, we received a “Wells Notice” from the Staff of the SEC relating to our previously disclosed SEC investigation. The Wells Notice relates to our disclosures regarding meetings with the United States Food and Drug Administration (the “FDA”) regarding our NDA for Dovitinib or Dovitinib-DRP, which was submitted to the FDA in 2021. We understand that all conduct relating to the SEC Wells Notice occurred during or prior to fiscal year 2022. We also understand that three of our former officers received Wells Notices from the SEC relating to the same conduct. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notice informed us that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against us that would allege certain violations of the federal securities laws. On March 13, 2025, we issued a press release that we have reached a final settlement with the SEC relating to our previously disclosed SEC investigation, and as part of the settlement, we paid a one-time civil penalty of $2.5 million in April 2025 and all regulatory/legal challenges related to those issues are now concluded.

Class Action

On September 13, 2024, a purported class action captioned Osman Mukeljic v. Allarity Therapeutics, Inc., et al, 1:24-cv-06952, was filed in the United States District Court for the Southern District of New York against us and certain of our current and former officers. The complaint alleged, among other things, that defendants made false and misleading statements and/or failed to disclose information related to Dovitinib NDA’s continued regulatory prospects and purported misconduct in connection with the Dovitinib NDA and/or the Dovitinib-DRP PMA. The complaint asserted violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder against all defendants as well as violations of Section 20(a) of the Exchange Act against the individual defendants. On February 26, 2025, we issued a press release announcing the dismissal of this class action lawsuit, resolving that matter favorably for the Company.

Funding and Capital Resources

Since our inception through December 31, 2025, our operations have been financed primarily by the sale of preferred stock, convertible promissory notes, and the sale and issuance of our common shares.

Since inception, we have had significant operating losses. Our net loss was $11.2 million and $24.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had $14.7 million in cash, and an accumulated deficit of $130.2 million. Our primary use of cash is to fund operating expenses, which consist of research and development as well as regulatory expenses related to advancing our therapeutic candidate, stenoparib, in addition to general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

In the year ended December 31, 2025, we received $10.9 million, net, from financing activities inclusive of: $14.0 million from equity issuances and $3.2 million of stock repurchases.

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

ATM Facility

On March 19, 2024, the Company entered into an At-The-Market Issuance Sales Agreement, as amended (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) pursuant to which, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate gross sales price of up to $50 million, to or through Ascendiant. The offer and sale of the shares will be made pursuant to a previously filed shelf registration statement on Form S-3 (File No. 333-275282), originally filed with the SEC on November 2, 2023 and declared effective by the SEC on November 29, 2023, and the related prospectus supplement dated September 9, 2024 and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). On May 2, 2024, the Company's public float increased above $75.0 million and, as a result, the Company was not subject to the limitations contained in General Instruction I.B.6 of Form S-3.

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

For the year ended December 31, 2025, the Company sold 9,719,173 shares of its common stock for net proceeds of $9.7 million. For the year ended December 31, 2024, the Company sold an aggregate of 6,953,259 shares of its common stock pursuant to the Sales Agreement, resulting in net proceeds of approximately $38.8 million, after deducting underwriting discounts. The Sales Agreement was fully utilized and terminated as of December 31, 2025.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our audited consolidated financial statements for the years ended December 31, 2025 and 2024, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses, and taxes during the reporting years. Actual results could differ from those estimates or assumptions.

While our significant accounting policies are described in the notes to our consolidated financial statements for the years ended December 31, 2025 and 2024, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

Warrants

When we issue warrants we evaluate the proper balance sheet classification to determine classification as either equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, Derivatives and Hedging-Contracts in the Entity’s Own Equity (“ASC 815-40”), we classify a warrant as equity so long as it is “indexed to our equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to our equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to our equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability, which is carried on the Consolidated Balance Sheet at fair value with any changes in its fair value recognized immediately in the Consolidated Statement of Operations and Comprehensive Loss. As of December 31, 2025, and 2024, we had warrants outstanding for stock-based compensation that were classified as equity, and outstanding investor warrants that were classified as derivative liabilities and classified as “Warrant liability” in the consolidated balance sheets.

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

Since our inception of our predecessor, Allarity Therapeutics A/S, we have incurred losses and have an accumulated deficit of $130.2 million as of December 31, 2025. Our net losses were $11.2 million and $24.5 million for the years ended December 31, 2025 and 2024, respectively.

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

Results of Operations

Comparison of years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year ended
	December 31,		Increase/
	2025	2024	(Decrease)
	(In thousands)
Revenue:
License Revenue	$320	$—	$320
Total Revenue	320	—	320

Operating expenses:
Research and development	6,601	6,096	505
Impairment of intangible assets	—	9,703	(9,703)
General and administrative	6,324	11,442	(5,118)
Total operating costs and expenses	12,925	27,241	(14,316)
Loss from operations	(12,605)	(27,241)	14,636
Other income (expense)			—
Interest income	801	533	268
Interest expenses	(185)	(653)	468
Foreign exchange gains (losses)	757	(212)	969
Change in fair value adjustment of warrant derivative liabilities	1	2,677	(2,676)
Total other income	1,374	2,345	(971)
Loss before income tax expense (benefit)	(11,231)	(24,896)	13,665
Income tax expense (benefit)	—	(381)	381
Net loss	$(11,231)	$(24,515)	$13,284

Revenues

We generated $0.3 million of service revenue for the year ended December 31, 2025 from the license of DRP testing services.  There was no revenue for the year ended December 31, 2024.

Research and Development Expenses

Our research and development costs were primarily for stenoparib. A breakdown by nature of type of expense for the years ended December 31, 2025 and 2024, is provided below.

	Year ended
	December 31,		Increase/
	2025	2024	(Decrease)
	(In thousands)

Research study expenses	$3,091	$2,906	$185
Tax credit	(833)	(798)	(35)
Milestone payments	—	150	(150)
Manufacturing & supplies	1,549	1,715	(166)
Contractors	340	855	(515)
Staffing	2,333	1,197	1,136
Other	121	71	50
	$6,601	$6,096	$505

The increase of $0.5 million in research and development cost was the result of a $0.5 million decrease in contractor spending, and an $1.1 million increase in staff costs.  Manufacturing and research study expenses remained consistent year over year.

Impairment of Intangible Assets

For the year ended December 31, 2024, a full impairment charge of $9.7 million was applied against the intangible assets. There is no impairment charge nor any remaining intangible asset value as of the year ending December 31, 2025.

General and Administrative Expenses

General and administrative expenses decreased by $5.1 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily due to a $5.7 million decrease in legal and professional fees which included a $2.5 million SEC settlement charge.  General operating and IT costs decreased $0.1 million along with a $0.1 million drop in franchise tax expense, while other administrative cost increased $0.7 million with an increase of $0.2 million in personnel costs related to staff severance.

Other Income (Expense)

Other income of $1.4 million was recognized in the year ended December 31, 2025, and consisted primarily of a $0.2 million increase in interest income and decrease of interest expense ($0.5 million) due to an improved cash position for the company throughout the year.  With no warrant liability during the year, a $2.7 million change in fair value adjustment of warrant derivative liabilities and change of $1.0 million foreign exchange gain comprise the $1.0 total decrease in other income from the prior year.

Other income of $2.3 million was recognized in the year ended December 31, 2024, which consisted primarily of a $2.7 million fair value adjustment of warrant derivative liabilities, and $0.5 million in interest income, partially offset by $0.7 million in interest expense and $0.2 million in foreign exchange loss.

Changes in the fair value of our derivative and warrant liabilities and convertible debt are measured using level 3 inputs as described in our consolidated financial statements.

Income taxes

During the years ended December 31, 2025, and 2024, we recognized no income tax and $0.4 million in income tax benefit, respectively.

Liquidity, Capital Resources and Plan of Operations

Cash Flows for the Years Ended December 31, 2025 and 2024

The following table summarizes our cash flows for the years indicated:

	Year Ended
	December 31,
(In thousands)	2025	2024
Total cash provided by (used in):
Operating activities	$(14,820)	$(17,352)
Investing activities	(8)	(298)
Financing activities	10,648	36,792
Effect of foreign exchange rates on cash	(667)	225
Net increase (decrease) in cash	$(4,846)	$19,367

Operating Activities

Net cash used in operating activities was approximately $14.8 million for the year ended December 31, 2025, primarily comprised of our $11.2 million net loss. The balance was due to a $2.7 million reduction in accrued expenses, a $1.1 million reduction in accounts payable, a $1.6 million increase of prepaid expenses, a $1.2 million unrealized foreign exchange gain, $0.2 million in common stock issued for services, $0.2 million non-cash interest expense, and $0.2 million change in operating assets and liabilities.

Net cash used in operating activities was approximately $17.4 million for the year ended December 31, 2024, primarily comprised of our $27 million net loss and $2.7 million reduction in fair value of warrant derivative liability, $0.4 million reduction in deferred income tax, and $0.1 million unrealized foreign exchange gain, partially offset by $9.7 million intangible asset impairment, $0.3 million in common stock issued for services, $0.2 million non-cash interest expense, $0.1 million stock-based compensation and $0.1 million change in operating assets and liabilities.

Investing Activities

There was eight thousand of investing activity for the year December 31, 2025.  Net cash used in investing activities was approximately $0.3 million for the year ended December 31, 2024, due to $0.3 million in purchases of lab equipment.

Net cash provided by financing activities for the year ended December 31, 2025 was $10.9 million, primarily related to $14.0 million from equity issuances and $3.2 million of stock repurchases

Net cash provided by financing activities for the year ended December 31, 2024 was $36.8 million, primarily related to $38.8 million in proceeds from ATM sales of common stock net of issuance costs, $2.9 million in net proceeds from the issuance of Series A Convertible Redeemable Preferred Stock, and $1.3 million in proceeds from 3i debt promissory notes, partially offset by the $3.5 million redemption of Series A Convertible Redeemable Preferred Stock and repayment of $1.3 million of 3i debt promissory notes.

In January 2026, Allarity entered a stock purchase agreement providing up to $6 million in additional equity financing.

In February 2026, the Allarity board approved a stock repurchase plan of up to $5 million over a 12 month period upon the term expiration of the prior repurchase plan on March 1, 2026.

In March 2026, Allarity issued $20 million in promissory notes to Streeterville Capital as a debt financing.

Recently Issued Accounting Pronouncements

See the section titled in Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2025, appearing elsewhere herein.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this Annual Report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Because we are a non-accelerated filer and smaller reporting company, Wolf & Company, P.C., our independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

Change in Internal Control over Financial Reporting

Upon the arrival of our current Chief Financial Officer during the third quarter, the company identified a material weakness in its internal controls related to the Company's accounting of the share repurchase plan that was initiated in the quarter ended June 30, 2025. To address the material weakness, management, under the oversight of the audit committee, has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. As a result, the company updated internal controls over financial reporting and implemented enhanced review processes to ensure timely identification of appropriate accounting related to all contractual agreements. As a result of these initiatives, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS

Our executive officers are appointed by our Board in accordance with our Bylaws. The table below identifies and sets forth certain biographical and other information regarding our executive officers as of March 20, 2026. There are no family relationships among any of our executive officers or directors.

Name	Year First Became Officer	Age	Position
Thomas H. Jensen	2023	47	Chief Executive Officer
Jeffrey S. Ervin	2025	48	Chief Financial Officer
Steen Knudsen	2021	65	Chief Scientific Officer
Jeremy R. Graff	2024	56	President and Chief Development Officer

Thomas H. Jensen. Thomas H. Jensen has been the Chief Executive Officer of Allarity Therapeutics, Inc. since December 2023, a director of ours since July 2022, and has been a part of the Company’s since its inception serving in a range of capacities. Before becoming the CEO, Mr. Jensen has been the Senior Vice President, Investor Relations since June 2022, and a director of ours since July 2022. Previously, Mr. Jensen served as Senior Vice President of information Technology of Allarity Therapeutics, Inc. as well as of our predecessor, Allarity Therapeutics A/S, since June 2020. Mr. Jensen previously served as the Chief Technology Officer of our predecessor from 2004 to June 2020. Mr. Jensen co-founded Allarity Therapeutics A/S in 2004. Mr. Jensen also established and currently leads our laboratories in Denmark. Alongside nurturing our global laboratories, Mr. Jensen is instrumental in building our investor relations operations, securing operational financing, and fostering the business growth of Allarity Therapeutics. Amongst Mr. Jensen’s accolades are his inventions of molecular biological guidelines combined with techniques for high quality reproducible RNA extraction and downstream processing. This allows for high resolution analysis of cancer patients’ biopsies. Mr. Jensen’s inventions are an important foundation of the DRP® -Drug Response Prediction platform. Mr. Jensen also currently serves on the Board of Cardeon AB, a Swedish company that invests in innovative Nordic companies and start-ups in medical technology and Life Science. Mr. Jensen holds a Bachelor of Science degree in Biology from the Technical University of Denmark, and conducted further studies in Biology at the University of Copenhagen.

Jeffrey S. Ervin. Mr. Ervin joined the Company on July 1, 2025 with over 25 years of financial and leadership experience. Initially starting in a fractional capacity, Mr. Ervin became the full-time Chief Financial Officer of the Company on November 1, 2025. Prior to joining the Company, Mr. Ervin served as founder and chief executive officer of Sanaregen Vision Therapeutics, Inc., a clinical-stage biopharmaceutical research and development company, in February 2025 to October, 2025 in a fractional capacity. From June 2024 to January 2025, Mr. Ervin served in a fractional capacity as co-chief financial officer of DDC Enterprise, Ltd (NYSE: DDC), a consumer food company. From February 2015 and May 2024, Mr. Ervin served as chairman and chief executive officer of IMAC Holdings, Inc., a provider of innovative medical advancements and care specializing in regenerative rehabilitation orthopedic treatments. Mr. Ervin was co-founder of IMAC Holdings, Inc. and led an initial public offering in February 2019 (Nasdaq: BACK). Mr. Ervin earned his M.B.A. from Vanderbilt University and a B.S. in Finance from Miami University. Mr. Ervin currently serves as an independent director of Cingulate, Inc. (Nasdaq: CING), a biopharmaceutical company focused on the development of new product candidates for the central nervous system.

Steen Knudsen. Dr. Knudsen has been our Chief Scientific Officer since July 2021. Dr. Knudsen is a co-founder of our predecessor Allarity Therapeutics A/S and the inventor of DRP®, the Drug Response Prediction Platform, which is our core technology and companion diagnostics platform, and was the Chief Scientific Officer of Allarity Therapeutics A/S since 2006. Dr. Knudsen is also a former Professor of Systems Biology with extensive expertise in mathematics, bioinformatics, biotechnology, and systems biology. He co-founded our predecessor in 2004 and served as its Chief Executive Officer from 2004 to 2006. Dr. Knudsen also previously served as a member on our predecessor’s board of directors from 2016 to 2020. In addition, Dr. Knudsen also currently serves as the Chief Executive Officer of MPI, Inc., our operating subsidiary in the U.S. Dr. Knudsen holds an M.Sc. degree in Engineering from the Technical University of Denmark and a Ph.D. degree in Microbiology from the University of Copenhagen. He received Postdoctoral training in computational biology from Harvard Medical School.

Jeremy R. Graff. Dr. Graff has worked in the Biotech/Pharma industry for more than 25 years, garnering deep experience and expertise in the preclinical and clinical development of targeted small and large molecule therapeutics as well as novel immunotherapeutics. Previously, Dr. Graff held C-level and senior executive positions at various biotechnology companies. Form November 2023 to September 2024, Dr. Graff served as a consultant to the Company providing consulting and advisory services on the Company’s research and development programs in the field of small molecule inhibitors and their use in the treatment of cancer. Since January of 2024, Dr. Graff has also served as a C-Suite Executive Advisor and Consultant to a number of companies. From June 2021 to January 2024, Dr. Graff served as the Chief Scientific Officer at IMV, Inc., an early-stage Canadian biotechnology company. There, Dr. Graff oversaw the company’s research programs and the development of its cutting-edge cancer vaccine platform. From June 2020 to March 2021, Dr. Graff served as the Chief Development Officer of HiberCell, a clinical stage oncology company. From November 2018 to June 2020, Dr. Graff served as President and Chief Scientific Officer of Biothera Pharmaceuticals, Inc. (“Biothera”), a privately held clinical stage immuno-oncology company developing Biothera’s proprietary immunotherapy, Imprime PGG, in combination with immune checkpoint inhibitors, or CPIs, for multiple cancer indications. Dr. Graff also served as CSO and Senior Vice President of Research at Biothera from November 2014 to November 2018. From February 1998 to November 2014, Dr. Graff held various positions at Eli Lilly and Company (“Eli Lilly”), an American pharmaceutical company that discovers, develops, and markets human pharmaceuticals worldwide. During his nearly 17-year tenure at Eli Lilly, Dr. Graff identified and validated new molecular targets for advanced cancers, working alongside the clinical development team to establish and lead the translational oncology group. This group supported and advanced the 31 clinical assets in Eli Lilly’s oncology portfolio at the time. Dr. Graff currently serves on the Board of Directors of IN8bio, Inc., a clinical-stage biopharmaceutical company developing gamma-delta T cell-based immunotherapies for cancer patients. Dr. Graff also serves as a member of the Board of Trustees for the Wood Hudson Cancer Research Laboratory, a non-profit research organization, and he is on the Scientific Advisory Board of Avicenna Biosciences, Inc., a drug development company using machine learning-enhanced medicinal chemistry to accelerate the lead-to-candidate optimization process for small molecule drug development. Dr. Graff completed a post-doctoral fellowship at the Johns Hopkins University School of Medicine. He holds a Ph.D. from the University of Kentucky’s Markey Cancer Center, and a Bachelor of Arts degree in Biology and Chemistry from Thomas More College (now Thomas More University).

CORPORATE GOVERNANCE

Role of Our Board

Our Board oversees and provides guidance for our business and affairs. Our Board oversees the development of our strategy and business planning process and management’s implementation of them and oversees management. Mr. McLaughlin serves as Chairman of our Board. The primary responsibilities of our Board is to provide oversight, strategic guidance, counseling, and direction to our management. Our Board meets regularly in executive sessions of the directors without those directors who are also our executive officers.

In accordance with the terms of our Bylaws, subject to the rights of holders of any series of preferred stock, our Board may establish the authorized number of directors from time to time by resolution. Our Board consists of four members and is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. Our Board is divided into the following classes:

•	Class I, consists of Mr. Hoiland;

•	Class II, consists of Mr. McLaughlin and Dr. Benjamin; and

•	Class III, consists of Mr. Jensen.

Board Leadership Structure

The positions of Chairman of our Board and Chief Executive Officer are separate. The Chairman of our Board has the authority, among other things, to call and preside over our Board meetings, to set meeting agendas and to determine materials to be distributed to our directors. The Chairman has substantial ability to shape the work of our Board. We believe that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of our Board in its oversight of our business and affairs. In addition, we believe that separation of the positions of Chairman and Chief Executive Officer creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of our Board to monitor whether management’s actions are in our best interests and in the best interests of our stockholders. As a result, we believe that having the positions of Chairman and Chief Executive Officer separated can enhance the effectiveness of our Board as a whole.

In addition, we have a separate Chairman for each committee of our Board. The Chairman of each committee is expected to report to our Board from time to time, or whenever so requested by our Board, on the activities of the committee he or she chairs in fulfilling its responsibilities as detailed in its respective charter or specify any shortcomings should that be the case.

Director Independence

As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board consults with our legal counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in Nasdaq listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant identified transactions or relationships between each of our directors, or any of his or her family members, and us, its senior management and its independent auditors, our Board affirmatively determined that all of our directors, except Mr. Jensen who is not considered independent because he is our executive officer, is independent director as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules.

Board Committees

Our Board has established an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee comprised of the members identified below. Our Board has also adopted charters for each of these committees, which comply with the applicable requirements of current SEC and Nasdaq rules. Copies of the charters for each committee are available at www.allarity.com. Our Board has determined that all committee members are independent under applicable Nasdaq and SEC rules for committee memberships.

Name and Position	Audit Committee	Compensation Committee	Nominating and Governance Committee
Gerald W. McLaughlin, Director, Chairman of our Board	Chairman	Chairman	Chairman
Thomas H. Jensen, Director, Chief Executive Officer
Jesper Hoiland, Director	X	X	X
Laura E. Benjamin, Director	X	X	X

Compensation Committee

The Compensation Committee consists of Mr. McLaughlin, Mr. Hoiland and Dr. Benjamin. The Chairman of the Compensation Committee is Mr. McLaughlin. Our Board has determined that each member of the Compensation Committee is independent under the Nasdaq listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The Compensation Committee operates pursuant to a charter which is reviewed annually by the Compensation Committee. The Compensation Committee charter can be accessed online at https://allarity.com/governance-documents/.

The primary purpose of the Compensation Committee is to discharge the responsibilities of our Board relating to compensation of our directors and executive officers, to assist our Board in establishing appropriate incentive compensation and equity-based plans and to administer such plans, and to oversee the annual process of evaluation of the performance of our management. Specific responsibilities of the Compensation Committee are to:

•

Establish a compensation policy for executive officers designed to (i) enhance our profitability and increase stockholder value, (ii) reward executive officers for their contribution to our growth and profitability, (iii) recognize individual initiative, leadership, achievement, and other contributions and (iv) provide competitive compensation that will attract and retain qualified executives.

•

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

•	Review competitive practices and trends to determine the adequacy of the executive compensation program.

•

Annually review and recommend to our Board corporate goals and objectives relevant to CEO compensation, evaluate the CEO’s performance in light of those goals and objectives, and recommend to our Board the CEO’s compensation levels based on this evaluation; the CEO may not be present during any deliberations or voting with respect to the CEO’s compensation.

•	Annually review and approve compensation of our executive officers other than the CEO.

•	Annually review and approve compensation of our directors, including with respect to any equity-based plan.

•	As deemed necessary or appropriate, approve employment contracts, severance arrangements, change in control provisions and other agreements.

•

Approve and administer cash incentives and deferred compensation plans for executive officers (including any modification to such plans) and oversight of performance objectives and funding for executive incentive plans.

•	Approve and oversee reimbursement policies for directors and executive officers.

•

Periodically review and make recommendations to our Board with respect to equity-based plans that are subject to approval by our Board. The Compensation Committee shall oversee our compliance with the requirement under Nasdaq rules that, with limited exceptions, stockholders approve equity compensation plans. Subject to such stockholder approval, or as otherwise required by the Exchange Act, or other applicable law, the Compensation Committee shall have the power to manage all equity-based plans.

•

If we are required by applicable SEC rules to include a Compensation Discussion and Analysis (“CD&A”) in our SEC filings in the future, review the CD&A prepared by management, discuss the CD&A with management and, based on such review and discussions, recommend to our Board that the CD&A be included in our Annual Report on Form 10-K, proxy statement, or any other applicable filing as required by the SEC.

•

Review all compensation policies and practices for all employees to determine whether such policies and practices create risks that are reasonably likely to have a material adverse effect on our business or financial condition.

•

Recommend to our Board that our stockholders approve, on an advisory basis, the compensation of our named executive officers, as disclosed in our Proxy Statement, if such proposal will be contained in the proxy statement.

•	Recommend to our Board the frequency of holding a vote on the compensation of our named executive officers, if such proposal will be contained in our Proxy Statement.

•	Periodically review executive supplementary benefits and, as appropriate, our retirement, benefit, and special compensation programs involving significant cost.

•	Make regular reports to our Board.

•	Annually review and reassess the adequacy of the Compensation Committee charter and recommend any proposed changes to our Board for approval.

•	Annually evaluate its own performance.

•	Oversee the annual process of performance evaluations of our management.

•	Fulfill such other duties and responsibilities as may be assigned to the Compensation Committee, from time to time, by our Board and/or the Chairman of our Board.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Mr. McLaughlin, Mr. Hoiland and Dr. Benjamin. The Chairman of the Nominating and Corporate Governance Committee is Mr. McLaughlin. Our Board has determined that each member of the Nominating and Corporate Governance Committee is independent under the Nasdaq listing standards.

The Nominating and Corporate Governance Committee operates pursuant to a charter which is reviewed annually by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee charter can be accessed online at https://allarity.com/governance-documents/.

The primary purpose of the Nominating and Corporate Governance Committee is (1) to assist our Board by identifying qualified candidates for director, and to recommend to our Board the director nominee(s) for the next annual meeting of stockholders; (2) to lead our Board in its annual review of our Board’s performance; (3) to recommend to our Board director nominee(s) for each Board committee; and (4) to develop and recommend to our Board our corporate governance guidelines. Specific responsibilities of the Nominating and Corporate Governance Committee are to:

•	Evaluate the current composition, organization, and governance of our Board and its committees and make recommendations to our Board for approval.

•

Annually review for each director and nominee, the experience, qualifications, attributes, or skills that contribute to our Board’s conclusion that the person should serve or continue to serve as one of our directors, as well as how the directors’ skills and background enable them to function well together as a Board.

•

Determine desired member skills and attributes and conduct searches for prospective directors whose skills and attributes reflect those desired. Evaluate and propose nominees for election to our Board. At a minimum, nominees for service on our Board must meet the threshold requirements set forth in the Nominating and Corporate Governance Committee Policy Regarding Qualifications of Directors. Each nominee will be considered both on his or her individual merits and in relation to existing or other potential members of our Board, with a view to establishing a well-rounded, diverse, knowledgeable, and experienced Board.

•	Administer the annual Board’s performance evaluation process, including conducting surveys of director observations, suggestions, and preferences.

•

Evaluate and make recommendations to our Board concerning the appointment of directors to our Board’s committees, the selection of our Board committee chairs, and proposal of the slate of directors for election to our Board.

•	Consider bona fide candidates recommended by stockholders for nomination for election to our Board in accordance with Section 2.12 of our Bylaws.

•

As necessary in the Nominating and Corporate Governance Committee’s judgment from time to time, retain and compensate third-party search firms to assist in identifying or evaluating potential nominees to our Board.

•	Evaluate and recommend termination of membership of individual directors in accordance with our Board’s governance principles, for cause or for other appropriate reasons.

•	Oversee the process of succession planning for the Chief Executive Officer and as warranted, other senior officers.

•	Develop, adopt and oversee the implementation of a Code of Business Conduct and Ethics for all directors, executive officers and employees.

•

Review and maintain oversight of matters relating to the independence of our Board and committee members, keeping in mind the independence standards of the Sarbanes-Oxley Act of 2002 and applicable Nasdaq rules.

•	Oversee and assess the effectiveness of the relationship between our Board and our management.

•

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

•	Make regular reports to our Board concerning its activities.

•	Annually review and reassess the adequacy of the Nominating and Corporate Governance charter and the appendices thereto and recommend any proposed changes to our Board for approval.

•	Annually evaluate its own performance.

•	Maintain appropriate records regarding its process of identifying and evaluating candidates for election to our Board.

•	Fulfill such other duties and responsibilities as may be assigned to the Nominating and Corporate Governance Committee, from time to time, by our Board and/or the Chairman of our Board.

Audit Committee

The Audit Committee consists of Mr. McLaughlin, Dr. Benjamin, and Mr. Hoiland. The chairman of the Audit Committee is Mr. McLaughlin, who our Board has determined is an “audit committee financial expert” within the meaning of SEC regulations. Our Board has determined that each member of the Audit Committee satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. Each member of the Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our Board has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The Audit Committee operates pursuant to a charter which is reviewed annually by the Audit Committee. The Audit Committee charter can be accessed online at https://allarity.com/governance-documents/.

The primary purpose of the Audit Committee is to provide assistance to our Board in fulfilling our Board’s responsibility to our stockholders relating to our accounting and financial reporting practices, system of internal controls, the audit process, the quality and integrity of our financial reporting, and our process for monitoring compliance with laws and regulations and our code of conduct. Specific responsibilities of the Audit Committee are to:

•	Appoint, compensate, and oversee the work of any independent auditor;

•	Resolve any disagreements between management and the independent auditor regarding financial reporting;

•	Pre-approve all audit and permitted non-audit services by the independent auditor;

•

Retain independent counsel, independent registered accounting firm, or other advisors or consultants to advise and assist the Audit Committee in carrying out its duties, without needing to seek approval for the retention of such advisors or consultants from our Board, and determine the appropriate compensation for any such advisors or consultants retained by the Audit Committee;

•

Seek any information it requires from our employees or any direct or indirect subsidiary of ours (each, a “Subsidiary”), all of whom are directed to cooperate with the Audit Committee’s requests, or external parties;

•

Meet with any of our officers or employees (or officers or employees of any Subsidiary), our independent auditor or outside counsel, as necessary, or request that any such persons meet with any members of, or advisors or consultants to, the Audit Committee; and

•	Oversee that management has established and maintained processes to assure our compliance with applicable laws, regulations and corporate policy.

Meetings of our Board and its Committees

During the fiscal year ended December 31, 2025:

•	our Board held four (4) meetings;

•	our Audit Committee held four (4) meetings;

•	our Compensation Committee held two (2) meetings; and

•	our Nominating and Corporate Governance Committee held no meetings.

Board Attendance at Annual Meeting of Stockholders

Our policy is to invite and encourage each member of our Board to be present at our annual meetings of stockholders. All of our directors intend to attend the Annual Meeting.

Board Oversight of Risk

One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements and reviews our information technology and data security policies and practices and assesses cybersecurity related risks. The Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance practices, including oversight of processes and procedures designed to prevent illegal or improper conduct. The Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Code of Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. We will provide any person, without charge, a copy of the Code of Conduct upon written request to Investor Relations, Allarity Therapeutics, Inc., 123 E Tarpon Ave, Tarpon Springs, FL 34689. The Code of Conduct is available at the Investors section of our website at www.allarity.com. Information contained on or accessible through this website is not a part of this report, and the inclusion of such website address in this report is an inactive textual reference only. Any amendments to the Code of Conduct, or any waivers of its requirements, are expected to be disclosed on its website to the extent required by applicable SEC and Nasdaq rules and requirements.

Insider Trading Policy

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

Hedging Policy

Our Board has not adopted, and we do not have, any specific practices or policies regarding the ability of our officers, our directors, the employees of our sponsor and its affiliates, or any of their designees, to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) or otherwise engage in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities.

Clawback Policy

We have adopted a compensation recovery policy that requires the recovery of certain erroneously paid incentive compensation received by our Section 16 officers, as required by new SEC rules and Nasdaq implemented pursuant to the Dodd-Frank Act, and which can be recovered from time-vesting or performance-vesting equity compensation (in addition to other forms of compensation).

Stockholder Communications with Our Board

Our Board has adopted a formal process by which stockholders may communicate with our Board or any of its directors. Stockholders who wish to communicate with our Board may do so by sending written communications addressed to the Secretary of Allarity Therapeutics, Inc., 123 E Tarpon Ave, Tarpon Springs, FL 34689. These communications will be reviewed by the Secretary, who will determine whether the communication is appropriate for presentation to our Board or the relevant director. The purpose of this screening is to avoid having our Board consider irrelevant or inappropriate communications (such as advertisements, solicitations and hostile communications).

Item 11. Executive Compensation.

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.

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

3.1(a)	Certificate of Incorporation of Allarity Therapeutics, Inc.
3.2(b)	Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.
3.3(c)	Amended and Restated Bylaws of Allarity Therapeutics, Inc.
3.4(m)	Amendment No. 1 to Amended and Restated Bylaws of Allarity Therapeutics, Inc.
3.5(g)	Certificate of Designations of Allarity Therapeutics, Inc. relating to the Series A Convertible Preferred Stock
3.6(q)	Amendment to Certificate of Designation of the Series A Convertible Preferred Stock
3.7(q)	Certificate of Designation of the Series B Preferred Stock
3.8(s)	Certificate of Designation of the Series C Preferred Stock
3.9(s)	Certificate of Amendment to Certificate of Designation of Series C Preferred Stock
3.10(u)	Second Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.
3.11(v)	Third Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.
3.12(aa)	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock of Allarity Therapeutics, Inc.
3.13(bb)	First Certificate of Amendment to Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock
3.14(cc)	Fourth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.
3.15(dd)	Second Amendment to Certificate of Designation (Series A Preferred Stock)
3.16(ff)	Third Certificate of Amendment to Certificate of Designation (Series A Preferred Stock)
3.17(hh)	Fourth Certificate of Amendment (Series A Preferred Stock)
3.18(jj)	Fifth Certificate of Amendment (Series A Preferred Stock)
3.19(ll)	Sixth Certificate of Amendment (Series A Preferred Stock)
3.20(pp)	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock
3.21(qq)	Sixth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.
3.22(qq)	Seventh Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.
3.23(rr)	Certificate of Correction to the Seventh Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.
4.2(aa)	Warrant to Purchase Common Stock (3i, LP)
4.3(aa)	Form of Pre-Funded Warrant (April 2023)
4.4(aa)	Form of Common Warrant (April 2023)
4.5(aa)	Modification and Exchange Warrant
4.6(ee)	Form of Pre-Funded Warrant (July 2023)
4.7(ee)	Form of Common Warrant (July 2023)
4.8(ff)	Form of Amended and Restated Common Stock Purchase Warrant (July 2023)
4.9(gg)	Form of New Warrant

4.10(nn)	Form of Pre-Funded Warrant
4.11(nn)	Form of Series A Common Warrant
4.12(nn)	Form of Series B Common Warrant
4.13(jj)	Senior Convertible Note
4.14(ll)	Senior Convertible Note, dated as of February 13, 2024
4.15(bbb)	Secured Promissory Note A-1, dated March 2, 2026
4.16(bbb)	Secured Promissory Note B, dated March 2, 2026
10.1#(e)	Allarity Therapeutics, Inc. 2021 Equity Incentive Plan
10.2†(a)	Exclusive License Agreement between Oncology Venture A/S and Smerud Medical Research International As Dated as of June 26, 2020
10.3†(a)	Amended and Restated License Agreement between Allarity Therapeutics A/S and LiPlasome Pharma ApS, dated January 2021
10.4†(a)	Exclusive License Agreement between Oncology Venture, APS and 2-BBB Medicines BV, dated as of March 27, 2017
10.5†(c)	Development, Option and License Agreement between Oncology Venture ApS and R-Pharm US Operating LLC, dated March 1, 2019
10.6†(c)	Exclusive License Agreement between Oncology Venture, ApS and Eisai, Inc., dated as of July 6, 2017
10.7†(c)	License Agreement between Novartis Pharma Ag and Oncology Venture, ApS, dated April 6, 2018
10.8+(a)	Securities Purchase Agreement dated May 20, 2021 between Allarity Therapeutics, Inc. and 3i, LP
10.9(a)	Registration Rights Agreement dated May 20, 2021 between Allarity Therapeutics, Inc. and 3i, LP
10.10†(a)	Asset Purchase Agreement dated July 23, 2021 between Allarity Therapeutics A/S and Lantern Pharma Inc.
10.11(c)	First Amendment to the Exclusive License Agreement between Eisai and Allarity Therapeutics A/S dated December 20, 2020.
10.12(d)	Second Amendment to Exclusive License Agreement between Oncology Venture, ApS and Eisai, Inc. dated as of August 3, 2021.
10.13#(f)	Employment Agreement by and between Allarity Therapeutics, Inc. and James G. Cullem
10.14#(f)	Employment Agreement by and between Allarity Therapeutics, Inc. and Marie Foegh, M.D.
10.15(h)	Asset Purchase Agreement between Allarity Therapeutics, Inc. and Allarity Therapeutics A/S dated December 17, 2021
10.16(k)	Assignment and Assumption Agreement between Allarity Therapeutics, Inc. and Allarity A/S
10.17†(k)	Exclusive License Agreement with Oncoheroes Bioscience, Inc. dated January 2, 2022 (Stenoparib)
10.18†(k)	Exclusive License Agreement with Oncoheroes Bioscience, Inc. dated January 2, 2022 (Dovitinib)
10.19†(k)	Amended and Restated License Agreement among Allarity Therapeutics Europe ApS, LiPlasome Pharma ApS, and Chosa ApS dated March 28, 2022
10.20†(k)	Support Agreement between Allarity Therapeutics A/S and LiPlasome Pharma ApS, dated March 28, 2022
10.21(i)	First Amendment to License Agreement between Novartis Pharma Ag and Allarity Therapeutics Europe ApS
10.22(i)	Convertible Promissory Note
10.23(j)	Forbearance Agreement and Waiver
10.24(l)	First Amendment to Forbearance and Waiver
10.25†#(o)	Separation Agreement with Steve Carchedi
10.26†#(o)	Separation Agreement with Jens Knudsen
10.27(o)	Second Amendment to Development Option & License Agreement
10.28†(p)	Second Amendment to License Agreement with Novartis Pharma AG
10.29(q)	Secured Note Purchase Agreement
10.30(q)	Form of Secured Promissory Note
10.31(q)	Security Agreement
10.32#(r)	Employment Agreement with James G. Cullem
10.33#(r)	Employment Agreement with Joan Brown
10.34(t)	Letter Agreement with 3i, LP dated December 8, 2022
10.35(t)	Letter Agreement with 3i, LP dated January 23, 2023
10.36+(s)	Form of Securities Purchase Agreement Series C Preferred Stock
10.37(s)	Form of Registration Rights Agreement
10.38(s)	Limited Waiver Agreement
10.39(aa)	Form of Securities Purchase Agreement (April Offering)
10.40(y)	Form of Lock-Up Agreement (April Offering)
10.41(z)	First Amendment to Secured Note Purchase Agreement
10.42(z)	First Amendment to Security Agreement
10.43(z)	Form of Secured Promissory Note (2023)

10.44(aa)	Secured Promissory Note
10.45(aa)	Modification and Exchange Agreement
10.46(aa)	Cancellation of Debt Agreement
10.47(aa)	First Amendment to Registration Rights Agreement
10.48(aa)	Limited Waiver Agreement
10.49(bb)	Amendment to Modification and Exchange Agreement
10.50(ee)	Form of Securities Purchase Agreement
10.51(bb)	Fourth Amendment to the Exclusive License Agreement with Eisai, Inc.
10.52(ee)	Third Amendment to the Exclusive License Agreement with Eisai, Inc.
10.53(ee)	Form of Limited Waiver and Amendment Agreement
10.54(ee)	3i, LP – Limited Waiver and Amendment Agreement
10.55(dd)	June 2023 Secured Note Purchase Agreement
10.56(dd)	Security Agreement
10.57(dd)	Secured Promissory Note
10.58(ee)	Form of Lock-Up Agreement
10.59(gg)	Form of Inducement Letter
10.60(gg)	Limited Waiver between the Company and 3i, LP
10.61(nn)	Form of Securities Purchase Agreement
10.62(mm)	Form of Lock-Up Agreement
10.64(jj)	Securities Purchase Agreement, dated as of January 18, 2024, by and between the Company and the Purchaser listed on the signature page attached thereto
10.65(kk)	Amendment to Securities Purchase Agreement, dated as of January 25, 2024, by and between the Company and the Purchaser listed on the signature page attached thereto
10.66(ll)	Limited Waiver Agreement, dated as of February 13, 2024, by and between the Company and the Purchaser listed on the signature page attached thereto
10.67(oo)	Amendment to Senior Convertible Notes
10.68(ss)	Consulting Agreement (James G. Cullem)
10.69(ss)	Confidential Settlement Agreement and General Release (James G. Cullem)
10.70(tt)	First Comprehensive Amendment to At-The-Market Issuance Sales Agreement, dated May 17, 2024
10.71(uu)	Management Services Agreement, effective as of June 1, 2024
10.72(pp)	Form of Securities Purchase Agreement between the Company and the investors thereto, dated August 19, 2024
10.73(pp)	Form of Registration Rights Agreement by and among the Company and the investors named therein, dated August 19, 2024
10.74(yy)	Fifth Amendment to Exclusive License Agreement with Eisai, Inc.
10.75(pp)	Sixth Amendment to Exclusive License Agreement with Eisai, Inc.
10.76(vv)	Second Amendment to At-The-Market Issuance Sales Agreement, dated September 9, 2024
10.77(vv)	Employment Agreement, dated as of September 12, 2024, by and between Allarity Therapeutics, Inc., and Alexander Epshinsky.
10.78(ww)	Employment Agreement, dated as of September 30, 2024, by and between Allarity Therapeutics, Inc., and Jeremy R. Graff.
10.79(zz)	Form of Securities Purchase Agreement, dated September 22, 2025, by and among the Company and the Investor.
10.80(zz)	Form of Registration Rights Agreement, dated September 22, 2025, by and among the Company and the Investor.
10.81(aaa)	Common Stock Purchase Agreement, dated as of January 28, 2026 by and between the Company and Tumim Stone Capital, LLC.
10.82	Note Purchase Agreement, dated March 2, 2026.
10.83	Deposit Account Control Agreement, dated March 2, 2026.
10.84	Guaranty, dated March 2, 2026.
10.85	Pledge Agreement, dated March 2, 2026.
16(n)	Letter from Marcum, LLP dated August 23, 2022, regarding Change in Independent Registered Public Accounting Firm
19	Policy on Insider Trading
21(xx)	Subsidiaries of the Registrant
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act
97(xx)	Allarity Therapeutics, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(a)	Incorporated by reference from the Registration Statement on Form S-4 filed with the SEC on August 20, 2021.
(b)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-4 refiled with the SEC on October 20, 2021.
(c)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form S-4 refiled with the SEC on October 20, 2021.
(d)	Incorporated by reference from Amendment No. 4 to Registration Statement on Form S-4 filed with the SEC on November 2, 2021.
(e)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on December 6, 2021.
(f)	Incorporated by reference from Form 8-K filed with the SEC on December 10, 2021.
(g)	Incorporated by reference from Form 8-K filed with the SEC on December 20, 2021.
(h)	Incorporated by reference from Form 8-K filed with the SEC on December 22, 2021.
(i)	Incorporated by reference from Form 8-K filed with the SEC on April 18, 2022.

(j)	Incorporated by reference from Form 8-K filed with the SEC on May 6, 2022.
(k)	Incorporated by reference from Form 10-K filed with the SEC on May 17, 2022.
(l)	Incorporated by reference from Form 8-K filed with the SEC on June 10, 2022.
(m)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2022.
(n)	Incorporated by reference from Form 8-K filed with the SEC on August 12, 2022, as amended on August 24, 2022.
(o)	Incorporated by reference from Form 10-Q filed with the SEC on October 7, 2022.
(p)	Incorporated by reference from Form 8-K filed with the SEC on September 30, 2022.
(q)	Incorporated by reference from Form 8-K filed with the SEC on November 25, 2022.
(r)	Incorporated by reference from Form 8-K filed with the SEC on January 19, 2023.
(s)	Incorporated by reference from Form 8-K filed with the SEC on February 28, 2023.
(t)	Incorporated by reference from Form 10-K filed with the SEC on March 13, 2023.
(u)	Incorporated by reference from Form 8-K filed with the SEC on March 20, 2023.
(v)	Incorporated by reference from Form 8-K filed with the SEC on March 24, 2023.
(x)	Incorporated by reference from Form S-1 filed with the SEC on March 14, 2023.
(y)	Incorporated by reference from Form S-1 filed with the SEC on March 28, 2023.
(z)	Incorporated by reference from Form 8-K filed with the SEC on April 12, 2023.
(aa)	Incorporated by reference from Form 8-K filed with the SEC on April 25, 2023.
(bb)	Incorporated by reference from Form 8-K filed with the SEC on June 1, 2023.
(cc)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2023.
(dd)	Incorporated by reference from Form 8-K filed with the SEC on June 30, 2023.
(ee)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on June 30, 2023.
(ff)	Incorporated by reference from Form 8-K filed with the SEC on July 11, 2023.
(gg)	Incorporated by reference from Form 8-K filed with the SEC on September 15, 2023.
(hh)	Incorporated by reference from Form 8-K filed on September 27, 2023.
(ii)	Incorporated by reference from Form S-1 filed on October 30, 2023.
(jj)	Incorporated by reference from Form 8-K filed with the SEC on January 19, 2024.
(kk)	Incorporated by reference from Form 8-K filed with the SEC on January 25, 2024.
(ll)	Incorporated by reference from Form 8-K filed with the SEC on February 14, 2024.
(mm)	Incorporated by reference from Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 15, 2023.
(nn)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on December 5, 2023.
(oo)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2024.
(pp)	Incorporated by reference from Form 8-K filed with the SEC on August 21, 2024.
(qq)	Incorporated by reference from Form 8-K filed with the SEC on September 9, 2024.
(rr)	Incorporated by reference from Form 8-K filed with the SEC on September 10, 2024.
(ss)	Incorporated by reference from Form 8-K filed with the SEC on May 14, 2024.
(tt)	Incorporated by reference from Form 8-K filed with the SEC on May 21, 2024.
(uu)	Incorporated by reference from Form 8-K filed with the SEC on June 6, 2024.
(vv)	Incorporated by reference from Form 8-K filed with the SEC on September 13, 2024.
(ww)	Incorporated by reference from Form 8-K filed with the SEC on October 4, 2024.
(xx)	Incorporated by reference from Form 10-K filed with the SEC on March 8, 2024.
(yy)	Incorporated by reference from Form 10-K filed with the SEC on March 31, 2025.
(zz)	Incorporated by reference from Form 8-k filed with the SEC on September 22, 2025.
(aaa)	Incorporated by reference from Form 8-k filed with the SEC on January 29, 2026.
(bbb)	Incorporated by reference from Form 8-k filed with the SEC on March 6, 2026.

*	Furnished herewith.
†	Certain portions of this exhibit were omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.
#	Indicates a management contract or compensatory plan or arrangement.
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

Signature	Title	Date

/s/ Thomas H. Jensen	Chief Executive Officer and Director	March 30, 2026
Thomas H. Jensen	(Principal Executive Officer)

/s/ Jeffrey S. Ervin	Chief Financial Officer	March 30, 2026
Jeffrey S. Ervin	(Principal Financial Officer)

/s/ Gerald W. McLaughlin	Chairman of the Board	March 30, 2026
Gerald W. McLaughlin

/s/ Jesper Hoiland	Director	March 30, 2026
Jesper Hoiland

/s/ Laura E. Benjamin	Director	March 30, 2026
Laura E. Benjamin

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages
Consolidated Financial Statements
For the years ended December 31, 2025 and 2024
Report of Independent Registered Public Accounting Firm (PCAOB ID 392)	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations and Comprehensive Loss	F-4
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity	F-5 – F-6
Consolidated Statements of Cash Flows	F-7 – F-8
Notes to Consolidated Financial Statements	F-9 – F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Allarity Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Allarity Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Wolf & Company P.C.

We have served as the Company's auditor since 2022.

Boston, Massachusetts

March 30, 2026

ALLARITY THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2025 and 2024
(in thousands, except for share and per share data)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$14,687	$19,533
Receivables from ATM sales	—	1,416
Other current assets	265	115
Prepaid expenses	2,110	507
Tax credit receivable	866	770
Total current assets	17,928	22,341
Non-current assets:
Property, plant and equipment, net	330	309
Total assets	$18,258	$22,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,282	$4,182
Accrued expenses and other current liabilities	2,667	5,232
Warrant derivative liability	—	1
Income taxes payable	81	74
Convertible promissory note and accrued interest	1,400	1,350
Total current liabilities	8,430	10,839

Total liabilities	8,430	10,839

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, $0.0001 par value (250,000,000 shares authorized); 19,030,619 and 7,302,797 shares issued and 16,080,980 and 7,302,797 outstanding at December 31, 2025, and December 31, 2024, respectively	3	1
Additional paid-in capital	144,233	131,130
Accumulated other comprehensive loss	(1,021)	(354)
Accumulated deficit	(130,197)	(118,966)
Treasury stock, at cost; 2,949,639 shares	(3,190)	—
Total stockholders’ equity	9,828	11,811
Total liabilities and stockholders’ equity	$18,258	$22,650

See accompanying notes to the consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the years ended December 31, 2025 and 2024
(in thousands, except for share and per share data)

	2025	2024
Revenue:
License Revenue	$320	$—
Total Revenue	320	—

Operating expenses:
Research and development	6,601	6,096
Impairment of intangible assets	—	9,703
General and administrative	6,324	11,442
Total operating expenses	12,925	27,241
Loss from operations	(12,605)	(27,241)
Other income (expense)
Interest income	801	533
Interest expenses	(185)	(653)
Foreign exchange gains (losses)	757	(212)
Change in fair value adjustment of warrant derivative liabilities	1	2,677
Total other income	1,374	2,345
Loss before income tax expense (benefit)	(11,231)	(24,896)
Income tax expense (benefit)	—	(381)
Net loss	(11,231)	(24,515)
Deemed dividends on Series A Preferred Stock	—	(299)
Deemed dividend on Series A Convertible Redeemable Preferred Stock	—	(562)
Gain on extinguishment of Series A Preferred Stock	—	222
Net loss attributable to common stockholders	$(11,231)	$(25,154)

Net loss per common share, basic and diluted	$(0.78)	$(15.65)
Weighted average common shares outstanding, basic and diluted	14,378,942	1,606,989
Other comprehensive loss
Net loss	$(11,231)	$(24,515)
Change in cumulative translation adjustment	(667)	57
Total comprehensive loss	$(11,898)	$(24,458)

See accompanying notes to the consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2025 and 2024
(in thousands, except for share data)

	Series A Convertible		Series A					Accumulated		Total
	Redeemable		Convertible				Additional	Other		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated	Equity
	Number	Value	Number	Value	Number	Value	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2023	—	$—	1,417	$1,742	9,812	$—	$90,369	$(411)	$(94,451)	$(2,751)
Conversion of preferred stock into common stock, net	—	—	(1,417)	(1,819)	15,976	—	1,819	—	—	—
Extinguishment of preferred stock	—	—	—	(222)	—	—	222	—	—	—
Deemed dividend on preferred stock	—	—	—	299	—	—	(299)	—	—	—
Common stock issued for services	—	—	—	—	147,878	—	336	—	—	336
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	—	—	—	—	6,953,259	4	38,766	—	—	38,770
Reverse split (1-for-30) rounding adjustment	—	—	—	—	97,216	(3)	3	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	71	—	—	71
Cashless exercise of 3i Exchange Warrants	—	—	—	—	78,656	—	405	—	—	405
Issuance of convertible redeemable preferred stock, net of offering costs	35,000	2,938	—	—		—	—	—	—	2,938
Redemption of convertible redeemable preferred stock	(35,000)	(3,500)	—	—	—	—	—	—	—	(3,500)
Deemed dividend on redeemable preferred stock	—	562	—	—	—	—	(562)	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	—	—	(24,515)	(24,515)
Balance, December 31, 2024	—	$—	—	$—	7,302,797	$1	$131,130	$(354)	$(118,966)	$11,811

See accompanying notes to the consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2025 and 2024
(in thousands, except for share data)

						Accumulated		Total
			Additional			Other		Stockholders’
	Common Stock		Paid in	Treasury Stock		Comprehensive	Accumulated	Equity
	Number	Value	Capital	Number	Value	Loss	Deficit	(Deficit)
Balance, December 31, 2024	7,302,797	$1	$131,130	—	$—	$(354)	$(118,966)	$11,811
Common stock issued for services	166,165	—	200	—	—	—	—	200
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	9,719,173	1	9,726	—	—	—	—	9,727
Issuance of common stock, net of offering costs, under PIPE sales agreement	1,817,603	1	2,695	—	—	—	—	2,696
Stock-based compensation expense	24,881	—	482	—	—	—	—	482
Repurchase of common stock	—	—	—	2,949,639	(3,190)	—	—	(3,190)
Currency translation adjustment	—	—	—	—	—	(667)	—	(667)
Net loss	—	—	—	—	—	—	(11,231)	(11,231)
Balance, December 31, 2025	19,030,619	$3	$144,233	2,949,639	$(3,190)	$(1,021)	$(130,197)	$9,828

See accompanying notes to the consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025 and 2024

(in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,231)	$(24,515)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	(13)	9
Intangible asset impairment	—	9,703
Common stock issued for services	200	336
Stock-based compensation expense	482	71
Unrealized foreign exchange gain	1,238	(126)
Non-cash interest expense	185	230
Change in fair value of warrant derivative liabilities	(1)	(2,677)
Deferred income taxes	—	(446)
Changes in operating assets and liabilities:
Other current assets	(150)	94
Unearned revenue	—	207
Tax credit receivable	(96)	45
Prepaid expenses	(1,603)	274
Accounts payable	(1,139)	(4,108)
Accrued liabilities	(2,699)	3,536
Income taxes payable	7	15
Net cash used in operating activities	(14,820)	(17,352)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8)	(298)
Net cash used in investing activities	(8)	(298)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 3i promissory notes	—	1,340
Repayment of 3i debt	—	(1,340)
Proceeds from ATM sales of common stock, net of issuance costs	11,143	37,354
Net proceeds from common stock and pre-funded warrant issuance	2,695	—
Proceeds from issuance of Convertible Redeemable Series A Preferred Stock	—	2,938
Redemption of Convertible Redeemable Series A Preferred Stock	—	(3,500)
Common stock repurchase	(3,190)	—
Net cash provided by financing activities	10,648	36,792
Net increase (decrease) in cash	(4,180)	19,142
Effect of exchange rate changes on cash	(667)	225
Cash, beginning of year	19,533	166
Cash, end of year	$14,687	$19,533

See accompanying notes to the consolidated financial statements.

ALLARITY THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
For the years ended December 31, 2025 and 2024
(in thousands)

	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$423
Cash received for interest	$801	$503
Supplemental disclosure of non-cash investing and financing activities:
Stock issued in conjunction with consulting agreement	$200	$90
Issuance of common shares on conversion of 3i Exchange Warrants	$—	$405
Conversion of Series A Redeemable Preferred Stock to common stock	$—	$1,819
Deemed dividends on Series A Preferred Stock	$—	$299
Gain on extinguishment of Series A Preferred Stock	$—	$222
Deemed dividend on Convertible Redeemable Series A Preferred Stock	$—	$562

See accompanying notes to the consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2025 and 2024

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

The Company’s principal operations are located at Venlighedsvej 1, 2970 Horsholm, Denmark. The Company’s business address in the United States is located at 123 E. Tarpon Ave., Tarpon Springs, FL  34689.

Liquidity

The Company has incurred significant losses and has an accumulated deficit of $130.2 million. Since inception, the Company's operations have been funded primarily through proceeds received from its collaboration arrangements, sale of equity and debt securities, and the proceeds from the exercise of warrants. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues to fully develop and prepare regulatory filings and obtain regulatory approvals for its existing and new product candidates. The Company's estimates its current cash of $14.7 million, based on the Company's current operating plan, is sufficient to enable the Company to fund its activities through at least the next 12 months from the date of this report on Form 10-K.

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

Adjustments that arise from exchange rate translations are included in other comprehensive loss in the consolidated statements of operations and comprehensive loss as incurred. The Company recorded a foreign exchange translation loss of $0.9 million and gain of $0.1 million, included in accumulated other comprehensive loss for the years ended December 31, 2025 and 2024, respectively.

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

Cash

The company considers cash equivalents as highly liquid investments with original maturities of three months or less at the date of purchase. The Company had no cash equivalents or restricted cash on December 31, 2025 and 2024.

Property, plant and equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated
Useful
Economic
Life (in years)
Laboratory equipment	5
Furniture and office equipment	3

Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. As of December 31, 2025 and 2024, there have been no significant asset retirements to date. Expenditures for repairs and maintenance that do not improve or extend the lives of the respective assets are charged to expense as incurred.

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

Revenue

The Company recognizes revenue in accordance with the guidance of Revenue From Contracts With Customers, Accounting Standards Codification Topic 606 (“ASC 606”). Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

License and collaboration revenues - The Company’s license and collaboration revenues have been generated primarily through collaborative research, development, manufacturing and commercialization agreements. The terms of these agreements generally include the license of intellectual property and associated know-how and the provision of other goods and services. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, up-front license fees; milestone payments; and royalties on future product sales.

License of Intellectual Property - If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue associated with the bundled performance obligation.

Milestone Payments - At the inception of each arrangement that includes milestone payments based upon the achievement of specified clinical development, regulatory and/or sales milestones, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price. If it is probable that a significant revenue reversal would not occur, the associated milestone amount is included in the transaction price. Milestone payments that are dependent on factors outside of the Company’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. These payments are fully constrained and therefore are not included in the transaction price. At the end of each reporting period, the Company re-evaluates the probability of achievement of each milestone and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the reported amount of license and collaboration revenues in the period of adjustment.

Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Revenue primarily consists of services performed using our novel DRP platform.  The revenue is recognized when the DRP gene expression signatures are assessed and delivered to the client.

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

R&D incentives and receivable

Denmark Tax Incentives

Denmark allows loss making companies the opportunity to apply for a payment equal to the tax value (22%) of negative taxable income related to R&D costs. The negative taxable income is calculated on the total negative income of the companies participating in the joint taxation. Tax payment according to this rule cannot exceed an amount of DKK 5.5 million, corresponding to a tax loss relating to R&D expenditure of DKK 25 million. The tax credit is recorded as tax receivable and other income within research and development expenses. In each of the years ended December 31, 2025 and 2024, research and development expenses include refundable tax credits of $0.9 million and $0.8 million, respectively.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive loss in the Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2025 and 2024, the Company’s other comprehensive loss was comprised of currency translation adjustments.

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

Net Loss Per Share

Basic net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the period. The Company adjusts net loss to arrive at the net loss attributable to common stockholders to reflect the amount of dividends accumulated during the period on the Company’s redeemable convertible preferred stock, if any. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, restricted stock units, and warrants and the if-converted method is used to determine the dilutive effect of the Company’s redeemable convertible preferred stock and convertible notes. For the years ended December 31, 2025 and 2024, the Company had a net loss attributable to common stockholders, and as such, all outstanding stock options, unvested restricted stock units, convertible notes, shares of redeemable convertible preferred stock, and warrants were excluded from the calculation of diluted loss per share.

	Year Ended
	December 31,
	2025	2024
Warrants	8,557	8,557
Options	50,000	—
Unvested restricted stock units	620,164	174,038
Total	678,721	182,595

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

In  December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after  December 15, 2024. The Company adopted ASU 2023-07 as of January 1, 2025, and amendments were applied prospectively. The adoption of this ASU had no effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

3. Other Current Assets

The Company’s other current assets are comprised of the following:

	December 31,
	2025	2024
Deposits	$83	$72
Salary deposit	153	—
Value added tax (“VAT”) receivable	29	43
Total	$265	$115

4. Intangible assets

Intangible assets, impairment charges and adjustments are summarized as follows:

	December 31,
	2025	2024
Opening balance	$—	$9,871
Impairment recognized during the period	—	(9,703)
Foreign translation adjustment	—	(168)
Ending balance	$—	$—

As of the year ended December 31, 2024, as a result of continued downward pressure on the Company’s common stock and updated clinical development plan, the Company performed an impairment assessment on the individual intangible assets utilizing a discounted cash flow model with a weighted average cost of capital of 26%, and recognized a full impairment charge of $9.7 million during the year ended December 31, 2024. There was no impairment charge in 2025.

5. Accrued liabilities

The Company’s accrued liabilities are comprised of the following:

	December 31,
	2025	2024
Development cost liability	$26	$152
Accrued interest on milestone liabilities	461	281
Payroll accruals	853	458
Accrued audit and legal	1,181	1,567
Accrued SEC settlement	—	2,500
Other	146	274
	$2,667	$5,232

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

The roll forward of the Novartis Promissory Note as of December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024
Convertible promissory note, opening balance	$1,350	$1,300
Less debt discount, opening	—	—
Plus, accretion of debt discount, interest expense	—	—
Convertible promissory note, net of discount	1,350	1,300
Interest accretion, opening	—	—
Interest accrual, expense	50	50
Convertible promissory note, ending balance	$1,400	$1,350

On January 26, 2024, the Company received a termination notice from Novartis due to a material breach of the Original Agreement. Accordingly, under the terms of the Original Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. As of December 31, 2025, the liability is recorded as a current liability on the Company's consolidated balance sheets as follows: $3.6 million in accounts payable, $0.5 million of interest recorded as accrued expenses, and $1.4 million in convertible promissory notes and accrued interest.

The Company recorded $0.2 million to interest expense for the each of the years ended December 31, 2025 and 2024.

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

8. Preferred Stock

Series A Preferred Stock and Common Stock Purchase Warrants

As of January 1, 2024, the Company had 1,417 shares of Series A Convertible Preferred Stock outstanding, each with a stated value of $1,080.  During 2024, the Company amended the conversion terms of the Series A Preferred Stock in connection with financing arrangements entered into with 3i, LP. The Company also held Exchange Warrants originally issued to 3i, LP in April 2023 as part of an exchange transaction in which 3i surrendered previously issued warrants in return for new warrants reflecting revised exercise prices and share quantities under amended financing terms.

On January 14, 2024, pursuant to the terms of a bridge loan with 3i, LP, the Company reduced the conversion price of the Series A Preferred Stock and Exchange Warrants from $600.00 to $268.50. The company filed the Fifth Certificate of Amendment to Amended and Restated Certificate of Designations to reflect the revised Series A conversion price. At that price, the 1,417 outstanding Series A Preferred shares became convertible into 5,699 shares of common stock.

On February 13, 2024, following a subsequent bridge loan with 3i, LP, the Company reduced the conversion price of the Series A Preferred Stock to $243.00 with the Sixth Certificate of Amendment filed to effect the change.  After this modification, 1,296 remaining Series A Preferred shares were convertible into 5,760 shares of common stock.

On March 14, 2024, in connection with the issuance of a Third Note, the conversion price of the Series A Preferred Stock was increased to $4,210.00, and the Company filed a Seventh Certificate of Amendment accordingly. At this conversion price, 1,215 Series A Preferred shares were converted into 17,843 shares of common stock. The Company recognized a $0.1 million gain on extinguishment upon remeasurement using the Black-Scholes option pricing model.

Between April 1, 2024 and  May 2, 2024, the Company further amended the conversion prices of the Series A Preferred Stock, as well as the the Exchange Warrants and the 2024 Notes, to equal the Company's last sale price of its common stock of $34.50 as of May 1, 2024.

Accounting

Series A Preferred Stock

The Series A Preferred Stock continues to be classified as equity, consistent with the Company's assessment following the Amended and Restated Certificate of Designations filed in 2023, which eliminated redemption features and dividends other than for limited exceptions. As of the date of these financial statements, no additional Series A transaction occurred in 2025.

Deemed Dividends

As a result of fair value adjustments during the twelve months ended December 31, 2024, the Company recognized a deemed dividend of $0.3 million on the Series A Preferred Stock. Inputs used in the Black-Scholes valuation models utilized to fair value the modification to the Series A Preferred Stock during the year ended December 31, 2024, are as follows:

	January 14 - March 14,	April 5 - May 2,
	2024	2024
Initial exercise price	$0.67 - $0.27	$0.23 - $0.04
Stock price on valuation date	$0.30 - $0.24	$0.15 - $0.04
Risk-free rate	5.10% - 4.82%	5.47% - 5.49%
Term (in years)	0.25 - 0.08	0.08 - 0.01
Rounded annual volatility	145% - 130%	110%

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

Series A Preferred Stock Conversions

During the year ended December 31, 2024, 3i exercised its option to convert 202 shares of Series A Preferred Stock for 904 shares of common stock at the fair value of $0.3 million. 3i exercised its option to convert 1,215 shares of Series A Preferred Stock for 15,072 shares of common stock at the fair value of $1.5 million. As of the years ended December 31, 2025 and 2024, there were no shares of Series A Preferred Stock issued and outstanding.

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

All of the  August 2024 Preferred Stock was redeemed in  September 2024. As a result of the redemption of the  August 2024 Preferred Stock, the Company recognized a deemed dividend of $0.6 million.  There was no deemed dividend for the year ended December 31, 2025.

9. Warrant Liability

The derivative liabilities are measured at fair value at each reporting period and the reconciliation of changes in fair value in the years ended December 31, 2025 and 2024, is presented in the following tables:

Common
Share
Purchase
Warrants
Balance as of December 31, 2024	$1
Change in fair value of warrant derivative liability	(1)
Balance as of December 31, 2025	$—

On December 31, 2025, the fair value of the Common Share Purchase Warrants derivative liability was $0.

10. Stockholders’ Equity

Common Stock

On September 3, 2024, the stockholders of the Company voted at the Company's 2024 annual meeting of stockholders to approve an amendment to the Company's Fifth Amended and Restated Certificate of Incorporation, to decrease the number of authorized shares of common stock by 500,000,000 shares of common stock, bringing the total number of authorized shares of common stock to 250,000,000 shares with a par value of $0.0001, of which 16,080,980 shares of common stock are outstanding as of December 31, 2025. As of December 31, 2024, 250,000,000 shares were authorized and 7,302,797 shares of common stock were outstanding.

ATM Facility

On  March 19, 2024, the Company entered into an At-The-Market Issuance Sales Agreement, as amended (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) pursuant to which, the Company  may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate gross sales price of up to $50 million, to or through Ascendiant. The offer and sale of the shares will be made pursuant to a previously filed shelf registration statement on Form S-3 (File No. 333-275282), originally filed with the SEC on  November 2, 2023 and declared effective by the SEC on  November 29, 2023, and the related prospectus supplement dated  September 9, 2024 and filed with the SEC on such date pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). On  May 2, 2024, the Company's public float increased above $75.0 million and, as a result, the Company was not subject to the limitations contained in General Instruction I.B.6 of Form S-3.

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

For the year ended December 31, 2025, the Company sold 9,719,173 shares of its common stock for net proceeds of $9.7 million. For the year ended  December 31, 2024, the Company sold an aggregate of 6,953,259 shares of its common stock pursuant to the Sales Agreement, resulting in net proceeds of approximately $38.8 million, after deducting underwriting discounts. The Sales Agreement was fully utilized and terminated as of December 31, 2025.

PIPE and Prefunded Warrants

On September 22, 2025, the Company entered into a Securities Purchase Agreement with a certain accredited investor, pursuant to which the Company agreed to sell the shares and/or pre-funded warrants to the investor, in a private placement transaction. The initial closing of the private placement occurred on September 23, 2025. The Company agreed to issue and sell 760,916 shares of the Company’s common stock, par value $0.0001 per share for $1.60 per Share, and 801,584 pre-funded warrants to purchase one share of common stock per pre-funded warrant, at an offering price of $1.5999 per pre-funded warrant, for gross proceeds to the Company of approximately $2.5 million, before deducting fees and expenses. Each pre-funded warrant is exercisable for one share of common stock for $0.0001 per share. For a period of ninety (90) calendar days following the closing, the investor had the right, in their sole discretion, to purchase additional shares and/or pre-funded warrants for aggregate gross proceeds of $7.5 million (the “Additional Closing”), with the number of shares and/or pre-funded warrants to be issued at the additional closing determined based on the then-current minimum price (as defined in Nasdaq Stock Market Rule 5635(d)).

An additional closing of the private placement occurred on December 23, 2025, when the Company agreed to issue and sell 255,103 shares of the Company’s common stock, for $0.98 per share, representing the minimum price under Nasdaq Rule 5635(d), for gross proceeds to the Company of approximately $250,000, before deducting fees and expenses.

For the year ended December 31, 2025, the Company sold 1,817,603 shares of common stock and pre-funded warrants for net proceeds of  $2.6 million.  There were no private placement common stock sales during the year ended December 31, 2024.

Treasury Stock

On  March 3, 2025, the board of directors approved a share repurchase program, with authorization to purchase up to $5 million of the Company’s outstanding shares of common stock. For the year ended December 31, 2025, the company bought 2,949,639 shares in open market purchases for a total of $3,190,324 inclusive of transaction fees for a net purchase price of $1.08 per share.  There were no stock repurchases for the year ended December 31, 2024.

11. Stock-based Compensation

2021 Equity Incentive Plan

The Company has in effect the Allarity Therapeutics, Inc. 2021 Incentive Plan (as amended, the "2021 Incentive Plan"). The 2021 Incentive Plan was approved by shareholders in connection with the Recapitalization Share Exchange and became effective on December 20, 2021. The 2021 Incentive Plan authorizes the award of stock options, Restricted Stock Awards (“RSAs”), Stock Appreciation Rights (“SARs”), Restricted Stock Units (“RSUs”), cash awards, performance awards and stock bonus awards. Under the 2021 Incentive Plan, the compensation committee of the Company's board of directors is authorized to grant stock-based awards to employees, directors, consultants, independent contractors and advisors. The 2021 Incentive Plan limits the term of each option to no more than 10 years from the date of the grant.

Total shares available for the issuance of stock-based awards under the Company's 2021 Incentive Plan as of December 31, 2024 was 353,163. The number of shares reserved for issuance under our 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 5% of the aggregate number of outstanding shares of our common stock as of the immediately preceding December 31, or a number as may be determined by our board of directors. In January 2025 and 2026, the Board approved an increase of 5% of the outstanding shares of common stock, or 364,778 and 804,049 shares, respectively. The total shares authorized under the plan totaled 717,941 and 1,521,990 for 2025 and 2026, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the year ended December 31, 2025:

		Weighted
		Average Grant
	Number of Units	Fair Value
Unvested balance at December 31, 2024	174,038	2.36
Granted	570,671	1.01
Vested	(39,494)	2.11
Forfeited	(85,051)	2.23
Unvested balance at December 31, 2025	620,164	1.15

For the years ended December 31, 2025 and 2024, stock-based compensation expenses associated with the restricted stock units for employees were approximately $445 thousand and $68 thousand, respectively.

At December 31, 2025, the Company had unrecognized stock-based compensation expense related to restricted stock units of $312 thousand, which is expected to be recognized over the remaining weighted-average vesting period of 1.9 years. This expense is recognized over the vesting period of the award.

Stock Options

The following table summarizes the stock option activity for the years ended December 31, 2025 and 2024:

			Weighted
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Shares	Price	(in years)	(in thousands)

Outstanding as of December 31, 2023	9	$4,725,600	3.2	$—
Forfeited	(9)	(4,725,600)	3.2
Outstanding as of December 31, 2024	—	$—	—	$—
Granted	75,000	$1.01	9.0	5,250
Forfeited	(25,000)	$1.01	9.0	(1,750)
Outstanding as of December 31, 2025	50,000	$1.01	9.0	$3,500

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of common stock for those options that had exercise prices lower than the fair value of common stock. Upon exercise of stock options, the Company will issue new shares of its common stock.

For the years ended December 31, 2025 and 2024, stock-based compensation expenses (recoveries) associated with the options awards for employees and non-employees were approximately $36 thousand and $0, respectively. At December 31, 2025, the Company had unrecognized stock-based compensation expense related to stock options of $2 thousand, which is expected to be recognized over the remaining weighted-average vesting period of 1 month.

Stock-Based Compensation

The following table summarizes stock-based compensation for the years ended December 31, 2025 and 2024:

	Year ended December 31,
($ in thousands)	2025	2024
Research and development	273	46
General and administrative	209	25
Total stock-based compensation expense (forfeiture)	482	71

Stock-based compensation is recorded as an expense based on the Nasdaq Official Closing Price on the incentive grant date.  The stock-based compensation uses the closing price for the amount of shares granted and is amortized equally over the vesting term of the grant.

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

On  February 26, 2024, in exchange for an additional $0.2 million, paid as of  May 1, 2024, the Company and Eisai entered into a fifth amendment to the Exclusive License Agreement to postpone the payment of $850,000. The Company agreed to make a one-time payment to Eisai of $850,000 upon completion of a $10.0 million capital raising campaign, no later than  September 1, 2024. The Company paid Eisai $850,000 on  August 20, 2024. There is no balance due for the years ended December 31, 2025 and 2024, respectively.

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

License Agreement with Novartis for Dovitinib

On January 26, 2024, we received a Termination Notice from Novartis due to a material breach of our license agreement. Accordingly, under the terms of the Agreement (i) we shall cease all development and commercialization activities with respect to all licensed products; (ii) all rights and licenses granted by Novartis to Allarity shall revert to Novartis; and all liabilities due to Novartis became immediately due and payable in the amount of $5.5 million inclusive of interest which is continuing to accrue at 5% per annum. As of December 31, 2025, the liability is recorded as a current liability on our consolidated balance sheets as follows: $3.6 million in accounts payable, $0.5 million of interest recorded as accrued expense, and $1.4 million convertible promissory note and accrued interest.

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

In 2024, the Company signed service agreements with external biotech clients for both DRP® analysis and gene expression services. Leveraging its gene expression and diagnostic capabilities, its laboratory will provide the services to the external clients. The Company received down payments in 2024 totaling approximately $0.2 million.  For the year ended December 31, 2025, and December 31, 2024, the company recognized $0.3 and $0.0 million of revenue, respectively.

13. Income Tax

The reconciliation of the statutory rate to the effective tax rate is as follows:

2024
Tax computed on the loss before tax at a tax rate of 21.0% for the year ended December 31, 2024	$(5,228)
Foreign rate differential	(164)
Tax value of derivative warrants	(562)
Special tax deduction on research and development expenses	(645)
Loss offset to research and development incentive	798
Other adjustments	106
Adjustment of tax concerning previous years	320
Change in valuation allowance	4,994
$(381)

As ASU 2023-09 has been prospectively adopted, the reconciliation of the statutory rate to the effective tax rate for 2025 is as follows:

	2025	Percent
Tax computed on the loss before tax at a tax rate of 21.0% for the year ended December 31, 2025	$(2,359)	21.00%
Foreign Taxes
Denmark
Loss offset to research and development incentive	833	(7.42)
Other adjustments	150	(1.34)
Change in Denmark valuation allowance	215	(1.91)
Change in US valuation allowance	1,161	(10.33)
Effective tax rate	-	-

The components of net loss before income taxes were as follows:

	Year ended
	December 31,
	2025	2024
Denmark	$(5,669)	$(16,376)
United States	(5,562)	(8,520)
	$(11,231)	$(24,896)

The components of the provision for income taxes from operations were as follows:

	Year ended
	December 31,
	2025	2024
Current:
Denmark	$—	$—
United States	—	—
Total	—	—
Deferred:
Denmark	—	(381)
United States	—	—
Total	—	(381)
	$—	$(381)

Deferred tax comprises:	2025	2024
Property, plant and equipment	$(2)	$(24)
Intangible assets	613	719
Stock compensation	829	800
Other accruals	—	15
Capitalized R&E costs	124	243
Net operating losses	22,617	19,325
Total deferred tax	24,181	21,078
Valuation allowance	(24,181)	(21,078)
Net deferred tax liabilities	$—	$—

Tax on profit/loss for the year:	2025	2024
Change in deferred tax	$—	$(381)
Tax (benefit) expense	$—	$(381)

As of December 2025, the Company has tax losses carried forward of approximately $38.9 million for US Federal income tax, and $65.3 million for Denmark income tax purposes.  $1.4 million of the US federal tax loss carryforwards can be forward for 20 years and will begin to expire in 2037, while the remaining $37.5 million can be carried forward indefinitely. Our Denmark tax loss carryforwards can be carried forward indefinitely. Deferred tax has been provided corresponding to the statutory tax rate applied.

The statute of limitations for re-assessment of tax returns in Denmark is three years and five years for transfer pricing. As of December 31, 2025, the tax years that remain subject to examination by the major tax jurisdictions, under the statute of limitations, are from the year ended December 31, 2020, forward. The Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities.

14. Commitments and Contingencies

Indemnification

In accordance with its certificate of incorporation, bylaws, and indemnification agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity.

SEC Investigation

On  July 19, 2024, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously disclosed SEC investigation. The Wells Notice related to the Company’s disclosures regarding meetings with the United States Food and Drug Administration (the “FDA”) regarding the Company’s NDA for Dovitinib or Dovitinib-DRP, which was submitted to the FDA in 2021. The Company understands that all conduct relating to the SEC Wells Notice occurred during or prior to fiscal year 2022. The Company also understands that three of its former officers received Wells Notices from the SEC relating to the same conduct. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notice informed the Company that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company that would allege certain violations of the federal securities laws. On March 13, 2025, we issued a press release that we have reached a final settlement with the SEC relating to our previously disclosed SEC investigation, and as part of the settlement, we paid a one-time civil penalty of $2.5 million in April 2025, and all regulatory/legal challenges related to those issues are now concluded.

15. Subsequent Events

On January 28, 2026, the company announced a common stock purchase agreement with Tumim Stone Capital, LLC.  Pursuant to the purchase agreement, the company has the right, but not the obligation, to sell to the investor up to $6 million subject to the limitations imposed by General Instruction I.B.6 of Form S-3.

On February 18, 2026, the company announced that the first patients have been dosed in a VA funded investigator-initiated Phase 2 trial evaluating Stenoparib for the treatment of relapsed small cell lung cancer.  The trial is being conducted in collaboration with the US Department of Veterans Affairs at 11 medical centers throughout the United States.

In February 2026, the Allarity board approved a stock repurchase plan of up to $5 million over a 12 month period upon the term expiration of the prior repurchase plan on March 1, 2026.

On March 2, 2026, the company issued non-convertible promissory notes to Streeterville Capital for net proceeds of $20.0 million.