Form 10-Q
period 2026-03-31
Allarity Therapeutics, Inc.
filed 2026-05-15
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 15, 2026, there were 15,910,724 shares of the issuer’s common stock, par value $0.0001, outstanding.

i

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to the “Company,” “Allarity,” “we,” “us,” “our” and similar terms refer to Allarity Therapeutics, Inc., Allarity Therapeutics A/S (as predecessor) and its respective consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that act as well as protections afforded by other federal securities laws. Generally, words such as “achieve,” “aim,” “ambitions,” “anticipate,” “believe,” “committed,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “future,” “goals,” “grow,” “guidance,” “intend,” “likely,” “may,” “milestone,” “objective,” “on track,” “opportunity,” “outlook,” “pending,” “plan,” “position,” “possible,” “potential,” “predict,” “progress,” “roadmap,” “seek,” “should,” “strive,” “targets,” “to be,” “upcoming,” “will,” “would,” and variations of such words and similar expressions identify forward-looking statements, which are not historical in nature. Forward-looking statements may appear throughout this Quarterly Report and other documents we file with the Securities and Exchange Commission (the “SEC”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K (the “Form 10-K”), filed with the SEC on March 30, 2026.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,812	$14,687
Restricted cash	10,000	—
Other current assets	108	265
Prepaid expenses	3,501	2,110
Tax credit receivable	1,082	866
Total current assets	34,503	17,928
Non-current assets:
Property, plant and equipment, net	420	330
Total assets	$34,923	$18,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,235	$4,282
Accrued expenses and other current liabilities	2,191	2,667
Income taxes payable	81	81
Promissory note - short term, net of discounts	20,080	—
Convertible promissory notes and accrued interest	1,416	1,400
Total current liabilities	28,003	8,430

Total liabilities	28,003	8,430

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $0.0001 par value (250,000,000 shares authorized); 19,032,619 and 19,030,619 shares issued and 15,818,980 and 16,080,980 outstanding at March 31, 2026, and December 31, 2025, respectively	3	3
Additional paid-in capital	144,395	144,233
Accumulated other comprehensive loss	(1,079)	(1,021)
Accumulated deficit	(132,947)	(130,197)
Treasury stock, at cost; 3,213,639 and 2,949,639 shares at March 31, 2026, and December 31, 2025, respectively	(3,452)	(3,190)
Total stockholders’ equity	6,920	9,828
Total liabilities and stockholders’ equity	$34,923	$18,258

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except for share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenue:
License Revenue	$25	$—
Total revenue	25	—

Operating expenses:
Research and development	1,297	1,403
General and administrative	1,416	1,633
Total operating expenses	2,713	3,036
Loss from operations	(2,688)	(3,036)
Other income (expense):
Interest income	163	222
Interest expense	(229)	(57)
Foreign exchange gains	4	138
Change in fair value of derivative and warrant liabilities	—	1
Total other income (expense), net	(62)	304

Net loss	$(2,750)	$(2,732)

Net loss per common share, basic and diluted	$(0.17)	$(0.25)
Weighted average common shares outstanding, basic and diluted	15,968,591	11,146,922

Other comprehensive loss
Net loss	$(2,750)	$(2,732)
Change in cumulative translation adjustment	(58)	(276)
Total comprehensive loss	$(2,808)	$(3,008)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2026 and 2025

(UNAUDITED)

(in thousands, except for share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Number	Value	Capital	Number	Value	Loss	Deficit	Equity
Balance, December 31, 2025	19,030,619	$3	$144,233	2,949,639	$(3,190)	$(1,021)	$(130,197)	$9,828
Stock-based compensation	—	—	160	—	—	—	—	160
Repurchase of common stock	—	—	—	264,000	(262)	—	—	(262)
Sale of common shares, net	2,000	—	2	—	—			2
Currency translation adjustment	—	—	—	—	—	(58)	—	(58)
Loss for the period	—	—	—	—	—	—	(2,750)	(2,750)
Balance, March 31, 2026	19,032,619	$3	$144,395	3,213,639	$(3,452)	$(1,079)	$(132,947)	$6,920

				Accumulated
			Additional	Other		Total
	Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Number	Value	Capital	Loss	Deficit	Equity
Balance, December 31, 2024	7,302,797	$1	$131,130	$(354)	$(118,966)	$11,811
Stock-based compensation	—	—	139	—	—	139
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	9,719,173	1	9,726	—	—	9,727
Currency translation adjustment	—	—	—	(276)	—	(276)
Loss for the period	—	—	—	—	(2,732)	(2,732)
Balance, March 31, 2025	17,021,970	$2	$140,995	$(630)	$(121,698)	$18,669

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,750)	$(2,732)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	(26)	11
Stock-based compensation	160	139
Unrealized foreign exchange gains	—	(12)
Non-cash interest expense	96	58
Change in fair value of warrant and derivative liabilities	—	(1)
Changes in operating assets and liabilities:
Other current assets	157	5
Tax credit receivable	(216)	(345)
Prepaid expenses	(1,391)	14
Accounts payable	(47)	177
Accrued expenses and other liabilities	(476)	(2)
Income taxes payable	—	2
Net cash used in operating activities	(4,493)	(2,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(64)	—
Net cash used in investing activities	(64)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM sales of common stock, net of issuance costs	—	11,143
Net proceeds from sale of common stock and pre-funded warrant issuance	2	—
Proceeds from promissory notes	20,000	—
Common stock repurchase	(262)	—
Net cash provided by financing activities	19,740	11,143
Net increase in cash and cash equivalents	15,183	8,457
Effect of exchange rate changes on cash and cash equivalents	(58)	(286)
Cash, cash equivalents, and restricted cash, beginning of period	14,687	19,533
Cash, cash equivalents, and restricted cash, end of period	$29,812	$27,704

Supplemental information
As reported within the consolidated balance sheets:
Cash and cash equivalents	$19,812	$25,201
Restricted cash	10,000	2,503
Total cash and cash equivalents and restricted cash as presented in the condensed consolidated balance sheet	$29,812	$27,704

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

Pursuant to the requirements of Accounting Standard Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying Financial Statements are issued. The Company had an accumulated deficit of $132.9 million as of March 31, 2026. Further, the Company incurred a net loss of $2.8 million and experienced negative cash flows from operations of $4.5 million for the three months ended March 31, 2026. Based on the Company’s current operating plan, it estimates that its existing cash and restricted cash of $29.8 million as of March 31, 2026 will be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next twelve months from the issuance of these Financial Statements. The Company's $10 million in restricted cash is part of a promissory note obtained in 2026, in which the cash is obtainable after meeting certain conditions of such promissory note.

While the Company believes its capital resources are sufficient to fund the Company’s on-going operations for the next twelve months from the issuance date of the Financial Statements, the Company’s liquidity could be materially affected over this period by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding; (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to the DRP or stenoparib; (4) any other unanticipated material negative events or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan.

2. Summary of Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in Form 10-K for the year ended December 31, 2025, that are of significance, or potential significance, to the Company.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of March 31, 2026, our results of operations and stockholders’ equity for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three month period are also unaudited. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The consolidated balance sheet data as of December 31, 2025 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the Securities and Exchange Commission (“SEC”), on March 30, 2026.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Name	Country of Incorporation
Allarity Acquisition Subsidiary Inc.	United States
Allarity Therapeutics Europe ApS (formerly Oncology Venture Product Development ApS)	Denmark
Allarity Therapeutics Denmark ApS (formerly OV-SPV2 ApS)*	Denmark
ALLR Holdings, LLC	United States
MPI Inc.*	United States
*	In the process of being dissolved because inactive.

ALLR Holdings, LLC was formed in February, 2026, to be the designated entity for restricted cash proceeds from a promissory note.  All intercompany transactions and balances, including unrealized profits from intercompany sales, have been eliminated upon consolidation.

Use of Estimates

The preparation of Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, share based compensation expense, promissory note and fair value of embedded derivatives, and income tax uncertainties and valuation allowances. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed considering reasonable changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known and if material, their effects are disclosed in the notes to the consolidated financial statements. Actual results could differ from those estimates or assumptions.

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

The Company’s reporting currency is the U.S. dollar. The Company translates the assets and liabilities of its Denmark subsidiaries into the U.S. dollar at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during each monthly period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated statements of changes in stockholders’ equity as a component of accumulated other comprehensive loss.

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

Adjustments that arise from exchange rate translations are included in other comprehensive loss in the consolidated statements of operations and comprehensive loss as incurred. During the three months ended March 31, 2026 and 2025, the Company recorded foreign exchange gains of $0.0 million and $0.1 million, respectively.

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

Cash and restricted cash

The Company maintains deposits primarily in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. The Company had restricted cash of $10.0 million and none on March 31, 2026 and December 31, 2025, respectively (see Note 4).

Property, plant and equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated
Useful
Economic
Life (in years)
Laboratory equipment	5
Furniture and office equipment	3

Accumulated other comprehensive loss

Accumulated other comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2026 and 2025, the Company’s other comprehensive loss was $0.1 million and $0.3 million, respectively, which was comprised of currency translation adjustments.

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

In March 2026, the Company entered into a promissory note that will require reporting of potential embedded features of the debt instrument in accordance with FASB ASC 815-10-20.

3. Accrued liabilities

The Company’s accrued expenses and other current liabilities are comprised of the following:

	March 31,	December 31,
($ in thousands)	2026	2025
Development cost liability	$96	$26
Accrued interest on milestone liabilities	631	461
Payroll accruals	43	853
Accrued audit and legal	1,075	1,181
Other	346	146
Total accrued expenses and other current liabilities	$2,191	$2,667

4. Convertible and Non-Convertible Promissory Notes

Convertible Promissory Note - Novartis

On January 26, 2024, the Company received a termination notice from Novartis Pharma AG, a company organized under the laws of Switzerland (“Novartis”) due to a material breach of that certain license agreement dated April 6, 2018, as amended to date (the “License Agreement”). Accordingly, under the terms of the License Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which continued to accrue at 5% per annum. As of March 31, 2026, the liability is recorded as a current liability on the Company’s condensed unaudited consolidated balance sheets as follows: $3.6 million in accounts payable, $1.4 million in convertible promissory notes and accrued interest, net of debt discount, and $0.5 million in accrued liabilities.

Notes Purchase Agreement - Streeterville

On March 2, 2026, the Company entered into a Note Purchase Agreement with Streeterville Capital, LLC ("Streeterville"), pursuant to which the Company issued and sold (i) an unsecured promissory note (the "A-1 Note"), and (ii) a secured promissory note (the "B Note") for aggregate gross proceeds of $20.0 million.

A-1 Note (Unsecured): The Company issued the A-1 Note with a stated principal amount of $10.93 million, inclusive of an original issue discount ("OID") $0.9 million and a $30,000 transaction expense reimbursement to the lender to cover the lender’s legal, accounting and due diligence expenses. On the Closing Date, the net cash proceeds to the Company were $10 million. The A-1 Note bears interest at 9% per annum, compounded daily, and matures 18 months from issuance ( September 2, 2027).  The A-1 Note is recorded at amortized cost, net of unamortized discount, which is amortized to interest expense over the term using the effective interest method in accordance with ASC 835-30.

Beginning six months after issuance, the investor may require monthly cash redemptions of up to $250,000, aggregated with any redemptions under the B Note. The A-1 Note also permits additional early redemptions upon the occurrence of specified stock-price based conditions.  The A-1 Note includes customary affirmative and negative covenants and events of default, including payment defaults, covenant breaches, and insolvency events.  No redemptions, trigger events, covenant breaches, or defaults occurred through March 31, 2026.

The A-1 Note contains stock-price linked features, including (i) a limited redemption feature that may accelerate principal repayment upon the Company's stock meeting specified price thresholds and (ii) a monitoring fee forgiveness feature that may reduce amounts otherwise payable upon sustained low stock price or trading volume conditions. Management determined these features are embedded derivatives that are not clearly and closely related to the debt host and therefore require bifurcation under ASC 815.

At issuance, the embedded derivatives were bifurcated and recorded at fair value, with a corresponding reduction to the carrying amount of the A-1 Note. The embedded derivative liabilities are remeasured at fair value each reporting period, with changes in fair value recognized in earnings. Fair value is estimated using valuation techniques that incorporate significant unobservable inputs, and, accordingly, the embedded derivatives are classified as Level 3 within the fair value hierarchy under ASC 820. As of March 31, 2026, the embedded derivatives remained outstanding.

B Note (Secured): The Company issued the B Note in the principal amount of $10.0 million, bearing interest at 5% per annum, compounded daily, and maturing on September 2, 2027. The B Note was funded into a deposit account subject to a Deposit Account Control Agreement, and is secured by the cash held in that account and guaranteed by certain subsidiaries of the Company.  The related cash is classified as restricted cash on the balance sheet.

Beginning six months after issuance, the investor may require monthly cash redemptions of up to $250,000, aggregated with any redemptions under the A-1 Note, with corresponding releases of restricted cash. The B Note was issued at par and is carried at amortized cost. No redemptions or defaults occurred through March 31, 2026.

As of March 31, 2026, the A-1 Note, B Note, and related embedded derivative liabilities are classified as current liabilities, as the notes are due within twelve months of the balance sheet date or are subject to redemption rights exercisable within that period. The Company was in compliance with all material terms of the Note Purchase Agreement as of March 31, 2026.  For the three months ended March 31, 2026, the A-1 Note and B Note incurred an interest expense of $131,975, inclusive of original issue discount, and $41,667, respectively.

5. Stockholders’ Equity

Share Repurchase Plan

On March 3, 2025, the board of directors approved a share repurchase program, with authorization to purchase up to $5 million of the Company’s outstanding shares of common stock over a twelve month period. On February 26, 2026, the board of directors approved a new 2026 share repurchase program, with authorization to purchase up to $5 million of the Company's outstanding shares of common stock over a twelve month period ending March 1, 2027. For the three months ended March 31, 2026, the Company repurchased 264,000 shares at a cost of $262,036. Of the shares repurchased, 199,000 shares occurred under the initial repurchase plan and 65,000 shares were repurchased during March under the 2026 approved repurchase plan. As of March 31, 2026, there is $4,928,833 remaining for share repurchases under the 2026 share repurchase program.

Sale of Common Stock

On January 28, 2026, Allarity Therapeutics, Inc. entered into a Common Stock Purchase Agreement with Tumim Stone Capital LLC ("Tumim"). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim up to $6.0 million of newly issued shares of the Company’s common stock under an equity line of credit arrangement. The purchase price per share for each sale is based on the volume-weighted average price ("VWAP") of the Company's common stock during the applicable pricing period, at 95% of the lowest one-day VWAP or 97% of the lowest three-day VWAP, at the Company's election, subject to volume-based and dollar-based limitations. The agreement includes customary limitations on the Investor's beneficial ownership and is subject to Nasdaq listing rules, including a 19.99% issuance limit.

During the three months ended March 31, 2026, the Company issued 2,000 shares of common stock under the agreement for gross proceeds of  $2,000. As of March 31, 2026, $5.998 million remained available under the equity line of credit. No liability or derivative instrument was recorded in connection with the arrangement, as settlement may occur only through issuance of the Company's common stock at the Company's election.

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

For the three months ended March 31, 2026 and 2025, the amount of proceeds generated from the sale of common stock under the Sales Agreement was $0.0 and $9.7 million from the sale of 0 and 9,719,173 shares, respectively.

Equity Incentive Plan

The Company has in effect the Allarity Therapeutics, Inc. 2021 Incentive Plan (as amended, the “2021 Incentive Plan”). Under the 2021 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to employees, directors, consultants, independent contractors and advisors. The 2021 Incentive Plan authorizes grants to issue up to 717,941 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant. The number of shares available for grant and issuance under the 2021 Incentive Plan will be increased on January 1st of each of 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock issued and outstanding on each December 31 immediately prior to the date of increase or (b) such number of shares determined by the Board. In January 2026, the board approved a 5% increase to the authorized shares in the 2021 Incentive Plan from 717,941 to 1,521,941. Total shares available for the issuance of stock-based awards under the Company’s 2021 Incentive Plan was 98,444 shares at March 31, 2026.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Research and development	$75	$66
General and administrative	85	73
Total stock-based compensation expense	$160	$139

Restricted Stock Units

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2026:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested balance at December 31, 2025	620,164	$1.15
Granted	753,333	$1.09
Unvested balance at March 31, 2026	1,373,497	$1.12

At March 31, 2026, the Company had unrecognized stock-based compensation expense related to restricted stock awards of $1.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years. The expense is recognized over the vesting period of the award.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2026:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Options	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2025	50,000	$1.01	9.0	$3,500
Issued	—	—	—	—
Vested	(50,000)	1.01	—	—
Outstanding at March 31, 2026	—			$—
Exercisable	50,000	$1.01	8.8	—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of March 31, 2026, the total compensation cost related to non-vested options awards not yet recognized is $0 with a weighted average remaining vesting period of 0 years.

6. License and Development Agreements

License Agreement with Novartis for Dovitinib

On January 26, 2024, the Company received a termination notice from Novartis due to a material breach of the License Agreement. Accordingly, under the terms of the License Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. As of March 31, 2026, the liability is recorded as a current liability on the Company’s condensed unaudited consolidated balance sheets as follows: $3.6 million in accounts payable, $1.4 million convertible promissory notes and accrued interest, net of debt discount, and $0.5 million in accrued liabilities.

7. Loss Per Share of Common Stock

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

	As of March 31,
	2026	2025
Warrants	8,557	8,557
Options	50,000	75,000
Unvested restricted stock units	1,373,497	744,709
	1,432,054	828,266

8. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with “Cautionary Note Regarding Forward-Looking Statements” and our condensed consolidated financial statements and related notes included under Item 1 of this Quarterly Report as well as our most recent Annual Report on Form 10-K for the year ended December 31, 2025, including Part 1, Item 1A “Risk Factors.”

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

Recent Developments

Share Repurchase Plan

On March 3, 2025, the board of directors approved a share repurchase program, with authorization to purchase up to $5 million of the Company’s outstanding shares of common stock over a twelve month period. On February 26, 2026, the board of directors approved a new share repurchase program, with authorization to purchase up to $5 million of the Company's outstanding shares of common stock over a twelve month period ending March 1, 2027. For the three months ended March 31, 2026, the Company repurchased 264,000 shares at a cost of $262,036. Of the shares repurchased, 199,000 shares occurred under the initial repurchase plan and 65,000 shares were repurchased during March under the 2026 approved repurchase plan. As of March 31, 2026, there is $4,928,833 remaining for share repurchases under the 2026 share repurchase plan.

Patent Notice of Allowance

On April 27, 2026, the United States Patent and Trademark Office (USPTO) has issued a Notice of Allowance for its patent application covering the Company’s DRP® companion diagnostic specific to stenoparib.

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

We have incurred net losses in each year since inception. Our net losses were $2.8 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $132.9 million and cash and restricted cash of $29.8 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025 (unaudited)

	Three Months Ended
	March 31,		Increase/
($ in thousands)	2026	2025	(Decrease)
Revenue:
License Revenue	$25	$-	$25
Total revenue	25	—	25

Operating expenses:
Research and development	1,297	1,403	(106)
General and administrative	1,416	1,633	(217)
Total operating expenses	2,713	3,036	(323)
Loss from operations	(2,688)	(3,036)	348
Other income (expense):
Interest income	163	222	(59)
Interest expense	(229)	(57)	(172)
Foreign exchange gains	4	138	(134)
Change in fair value of derivative and warrant liabilities	—	1	(1)
Total other income (expense), net	(62)	304	(366)

Net loss	$(2,750)	$(2,732)	$(18)

Revenue

We generated $0.025 million of service revenue for the three months ended March 31, 2026 from the license of DRP testing services.  There was no revenue for the three months ended March 31, 2025.

Research and Development Expenses

For the three months ended March 31, 2026, compared to March 31, 2025

Research and development expenses decreased $0.1 million primarily due to reduced costs and supplies of the Phase II clinical trial of stenoparib.  These expenses are recognized at the time of purchase.

General and Administrative Expenses

For the three months ended March 31, 2026 compared to March 31, 2025

General and administrative expenses decreased by $0.2 million for the three months ended March 31, 2026, compared to March 31, 2025. The decrease was primarily due to a reduction in legal fees.

Other income (expense)

For the three months ended March 31, 2026, compared to March 31, 2025

For the three months ended March 31, 2026, net other income decreased $0.4 million from the comparable quarter. Interest income and foreign exchange decreased $0.1 million each while interest expense increased $0.2 million.

Liquidity, Capital Resources and Plan of Operations

Since our inception through March 31, 2026, our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our securities. As of March 31, 2026, we had $29.8 million in cash and restricted cash and an accumulated deficit of $132.9 million.

For the three months ended March 31, 2026, we executed two financing transactions. On January 28, 2026, we entered into a Common Stock Purchase Agreement with Tumim Stone Capital LLC. Pursuant to the purchase agreement, we have the right, but not the obligation, to sell to Tumim up to $6.0 million of newly issued shares of our common stock under an equity line of credit arrangement. The purchase price per share for each sale is based on the volume-weighted average price ("VWAP") of our common stock during the applicable pricing period, at 95% of the lowest one-day VWAP or 97% of the lowest three-day VWAP, at our election, subject to volume-based and dollar-based limitations. The agreement includes customary limitations on Tumim's beneficial ownership and is subject to Nasdaq listing rules, including a 19.99% issuance limit. On March 2, 2026, we entered into a Note Purchase Agreement with Streeterville Capital, LLC, pursuant to which the Company issued and sold a $10.0 million unsecured and $10.0 million secured promissory note. Beginning six months after issuance, Streeterville may require monthly cash redemptions of up to $250,000 and also permits additional early redemptions upon the occurrence of specified stock-price based conditions.

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

We believe that our current cash balance is sufficient to fund operations through at least the next twelve months from the date of this Quarterly Report. We may need to seek additional capital through the sale of our securities or other sources to carry out all of our planned research and development and potential commercialization activities. There are no assurances, however, that we will be successful in raising additional working capital, or if we are able to raise additional working capital, we may be unable to do so on commercially favorable terms. Our failure to raise capital or enter into other such arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop stenoparib.

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

Cash Flows

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Total cash and cash equivalents provided by (used in):
Operating activities, net	$(4,493)	$(2,686)
Investing activities, net	(64)	—
Financing activities, net	19,740	11,143
Effect of foreign exchange rates on cash	(58)	(286)
Net increase in cash and cash equivalents	$15,125	$8,171

Operating Activities

Net cash used in operating activities was $4.5 million for the three months ended March 31, 2026, primarily derived from our $2.7 million net loss, a $1.4 million increase in prepaid expenses, a $0.5 million reduction of accrued expenses.  The company used $2.7 million of net cash for operating activities for the three months ended March 31, 2025.

Investing Activities

Net cash used in investing activities totaled $0.1 million for the three months ended March 31, 2026. The Company has no investing activity spending for the three months ended March 31, 2025.

Financing Activities

Net cash and restricted cash provided by financing activities was $19.7 million for the three months ended March 31, 2026. The Company issued promissory notes with gross proceeds of $20.0 million, which was offset by $0.3 million used as part of a share repurchase program.  Net cash provided by financing activities for the three months ended March 31, 2025 was $11.1 million from capital raised using the ATM financing vehicle.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed interim consolidated financial statements for the three months ended March 31, 2026 and 2025, and our audited consolidated financial statements for the years ended December 31, 2025 and 2024, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2025 included in the Form 10-K, and there have been no significant changes to our significant accounting policies during the three months ended March 31, 2026. These unaudited condensed interim consolidated financial statements should be read in conjunction with our audited financial statements and accompanying notes.

Recently Issued Accounting Standards Not Yet Effective or Adopted

See Note 2, "Summary of Significant Accounting Policies", to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this Financial Report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet Be Purchased Under the Plan
January, 2026	—	$—	2,949,639	$1,809,676
February, 2026	199,000	$0.96	3,148,639	$1,618,807
March, 2026	65,000	$1.09	65,000	$4,928,833
Total	264,000

On March 3, 2025, the Company’s board of directors approved the share repurchase program (the "2025 Share Repurchase Plan") with authorization to purchase up to $5 million of the Company’s outstanding shares of common stock. Pursuant to the 2025 Share Repurchase Plan, repurchases of the Company’s common stock were made through open market transactions or other methods as permitted by securities laws and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The 2025 Share Repurchase Plan was authorized through February 28, 2026; however, the Company is not obligated to acquire any specific number of shares and may be modified, suspended, or discontinued at any time at the Company’s discretion.

On February 26, 2026, the board of directors approved a new share repurchase programs ("the 2026 Share Repurchase Plan"), with authorization to purchase up to $5 million of the Company's outstanding shares of common stock over a twelve month period ending March 1, 2027. For the three months ended March 31, 2026, the Company repurchased 264,000 shares at a cost of $262,036. Of the shares repurchased, 199,000 shares occurred under the 2025 Share Repurchase Plan and 65,000 shares were repurchased during March under the 2026 Share Repurchase Plan. As of March 31, 2026, there is $4,928,833 remaining for share repurchases under the 2026 Share Repurchase Plan.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2026.

Item 6. Exhibits.

See the Exhibit Index to this Quarterly Report immediately below and before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation	S-4	333-258968	3.1	August 20, 2021
3.2	Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.	S-4/A	333-259484	3.3	September 29, 2021
3.3	Second Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	March 20, 2023
3.4	Third Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	March 24, 2023
3.5	Fourth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	June 28, 2023
3.6	Fifth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	April 4, 2024
3.7	Specimen Common Stock Certificate of Allarity Therapeutics, Inc.	S-4/A	333-259484	4.1	September 29, 2021
3.8	Amended and Restated Bylaws of Allarity Therapeutics, Inc.	S-4/A	333-259484	3.4	October 18, 2021
3.9	Amendment No. 1 to Amended and Restated Bylaws of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	July 11, 2022
3.10	Sixth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	September 9, 2024
3.11	Seventh Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.2	September 9, 2024
3.12	Certificate of Correction to the Seventh Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K/A	001-41160	3.3	September 10, 2024
4.1	Secured Promissory Note A-1, dated March 2, 2026.	8-K	001-41160	4.1	March 6, 2026
4.2	Secured Promissory Note B, dated March 2, 2026.	8-K	001-41160	4.2	March 6, 2026
10.1	Common Stock Purchase Agreement, dated as of January 28, 2026, by and between the Company and Tumim Stone Capital, LLC.	8-K	001-41160	10.1	January 29, 2026
10.2	Note Purchase Agreement, dated March 2, 2026.	8-K	001-41160	10.1	March 6, 2026
10.3	Deposit Account Control Agreement, dated March 2, 2026.	8-K	001-41160	10.2	March 6, 2026
10.4	Guaranty, dated March 2, 2026.	8-K	001-41160	10.3	March 6, 2026
10.5	Pledge Agreement, dated March 2, 2026.	8-K	001-41160	10.4	March 6, 2026
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act					X
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act					X
32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					—
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101)					—

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLARITY THERAPEUTICS, INC.,

Date: May 15, 2026	By:	/s/ Thomas H. Jensen
Thomas H. Jensen
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Financial Officer (Principal Financial Officer)