Form 10-Q
period 2026-06-30
Allarity Therapeutics, Inc.
filed 2026-08-14
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, there were 15,910,724 shares of the issuer’s common stock, par value $0.0001, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$16,982	$14,687
Restricted Cash	9,999	—
Other current assets	61	265
Prepaid expenses	3,377	2,110
Tax credit receivable	1,310	866
Total current assets	31,729	17,928
Non-current assets:
Property, plant and equipment, net	386	330
Total assets	$32,115	$18,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,113	$4,282
Accrued expenses and other current liabilities	1,971	2,667
Income taxes payable	81	81
Promissory note, net of discounts and accrued interest	20,862	—
Derivative liability	128	—
Convertible promissory notes and accrued interest	1,424	1,400
Total current liabilities	28,579	8,430

Total liabilities	28,579	8,430

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $0.0001 par value: 250,000,000 shares authorized; 19,124,363 and 19,030,619 shares issued and 15,910,724 and 16,080,980 outstanding at June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	144,683	144,233
Accumulated other comprehensive loss	(1,346)	(1,021)
Accumulated deficit	(136,352)	(130,197)
Treasury stock, at cost; 3,213,639 and 2,949,639 shares at June 30, 2026, and December 31, 2025, respectively	(3,452)	(3,190)
Total stockholders’ equity	3,536	9,828
Total liabilities and stockholders’ equity	$32,115	$18,258

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
License Revenue	$—	$—	$25	$—
Total revenue	—	—	25	—

Operating expenses:
Research and development	1,345	2,321	2,642	3,724
General and administrative	1,326	1,812	2,742	3,445
Total operating expenses	2,671	4,133	5,384	7,169
Loss from operations	(2,671)	(4,133)	(5,359)	(7,169)
Other income (expense):
Interest income	217	237	380	459
Interest expense	(719)	(12)	(948)	(69)
Foreign exchange gains (losses)	(104)	1,588	(100)	1,726
Change in fair value of derivative and warrant liabilities	(128)	—	(128)	1
Total other income (expense), net	(734)	1,813	(796)	2,117

Net loss	$(3,405)	$(2,320)	$(6,155)	$(5,052)

Net loss per common share, basic and diluted	$(0.21)	$(0.15)	$(0.39)	$(0.38)
Weighted average common shares outstanding, basic and diluted	15,910,724	15,543,321	15,944,946	13,357,266

Other comprehensive loss
Net loss	$(3,405)	$(2,320)	$(6,155)	$(5,052)
Change in cumulative translation adjustment	(267)	(1,830)	(325)	(2,106)
Total comprehensive loss	$(3,672)	$(4,150)	$(6,480)	$(7,158)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2026 and 2025

(UNAUDITED)

(in thousands, except for share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Number	Value	Capital	Number	Value	Loss	Deficit	Equity
Balance, December 31, 2025	19,030,619	$3	$144,233	2,949,639	$(3,190)	$(1,021)	$(130,197)	$9,828
Stock-based compensation	—	—	160	—	—	—	—	160
Repurchase of common stock	—	—	—	264,000	(262)	—	—	(262)
Sale of common shares, net	2,000	—	2	—	—	—	—	2
Currency translation adjustment	—	—	—	—	—	(58)	—	(58)
Loss for the period	—	—	—	—	—	—	(2,750)	(2,750)
Balance, March 31, 2026	19,032,619	3	144,395	3,213,639	(3,452)	(1,079)	(132,947)	6,920
Stock-based compensation	—	—	188	—	—	—	—	188
Issuance of common stock for service	91,744	—	100	—	—	—	—	100
Currency translation adjustment	—	—	—	—	—	(267)	—	(267)
Loss for the period	—	—	—	—	—	—	(3,405)	(3,405)
Balance, June 30, 2026	19,124,363	$3	$144,683	3,213,639	$(3,452)	$(1,346)	$(136,352)	$3,536

						Accumulated
			Additional			Other		Total
	Common Stock		Paid in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Number	Value	Capital	Number	Value	Loss	Deficit	Equity
Balance, December 31, 2024	7,302,797	$1	$131,130	—	$—	$(354)	$(118,966)	$11,811
Stock-based compensation	—	—	139	—	—	—	—	139
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	9,719,173	1	9,726	—	—	—	—	9,727
Currency translation adjustment	—	—	—	—	—	(276)	—	(276)
Loss for the period	—	—	—	—	—	—	(2,732)	(2,732)
Balance, March 31, 2025	17,021,970	2	140,995	—	—	(630)	(121,698)	18,669
Stock based compensation	—	—	164	—	—	—	—	164
Issuance of common stock for service	53,368	—	50	—	—	—	—	50
Repurchase of common stock	—	—	—	2,455,702	(2,565)	—	—	(2,565)
Currency translation adjustment	—	—	—	—	—	(1,830)	—	(1,830)
Loss for the period	—	—	—	—	—	—	(2,320)	(2,320)
Balance, June 30, 2025	17,075,338	$2	$141,209	2,455,702	$(2,565)	$(2,460)	$(124,018)	$12,168

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,155)	$(5,052)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	8	23
Common stock issued for services	100	50
Stock-based compensation	348	303
Unrealized foreign exchange gains	—	(13)
Non-cash interest expense	886	92
Change in fair value of warrant and derivative liabilities	128	(1)
Changes in operating assets and liabilities:
Other current assets	204	(1)
Tax credit receivable	(444)	(839)
Prepaid expenses	(1,267)	(850)
Accounts payable	(169)	436
Accrued expenses and other liabilities	(696)	(2,322)
Income taxes payable	—	7
Net cash used in operating activities	(7,057)	(8,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(64)	—
Net cash used in investing activities	(64)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM sales of common stock, net of issuance costs	—	11,143
Net proceeds from sale of common stock and pre-funded warrant issuance	2	—
Proceeds from promissory notes	20,000	—
Common stock repurchase	(262)	(2,565)
Net cash provided by financing activities	19,740	8,578
Effect of exchange rate changes on cash and cash equivalents	(325)	(2,143)
Net increase in cash, cash equivalents, and restricted cash	12,294	(1,732)
Cash, cash equivalents, and restricted cash, beginning of period	14,687	19,533
Cash, cash equivalents, and restricted cash, end of period	$26,981	$17,801

Supplemental information
As reported within the consolidated balance sheets:
Cash and cash equivalents	$16,982	$17,801
Restricted cash	9,999	—
Total cash and cash equivalents and restricted cash as presented in the condensed consolidated balance sheet	$26,981	$17,801

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

Pursuant to the requirements of Accounting Standard Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying Financial Statements are issued. The Company had an accumulated deficit of $136.4 million as of June 30, 2026. Further, the Company incurred a net loss of $6.2 million and experienced negative cash flows from operations of $7.1 million for the six months ended June 30, 2026. Based on the Company’s current operating plan, it estimates that its existing cash and restricted cash of $26.9 million as of June 30, 2026 will be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next twelve months from the issuance of these Financial Statements. The Company's $10 million of restricted cash secures the B Note issued in March 2026 and is released only upon holder redemptions and repayment of the B Note. See Note 4.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of June 30, 2026, our results of operations and stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and six month period are also unaudited. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The consolidated balance sheet data as of December 31, 2025 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the Securities and Exchange Commission (“SEC”), on March 30, 2026.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Name	Country of Incorporation
Allarity Acquisition Subsidiary Inc.	United States
Allarity Therapeutics Europe ApS (formerly Oncology Venture Product Development ApS)	Denmark
Allarity Therapeutics Denmark ApS (formerly OV-SPV2 ApS)*	Denmark
ALLR Holdings, LLC	United States
ALLR Sponsor, LLC	United States
MPI Inc.*	United States
*	In the process of being dissolved because inactive.

ALLR Holdings, LLC was formed on  February 11, 2026, to be the designated entity for restricted cash proceeds from a promissory note.  All intercompany transactions and balances, including unrealized profits from intercompany sales, have been eliminated upon consolidation.

ALLR Sponsor, LLC was formed on April 10, 2026. The Company is the Subsidiary’s sole managing member and has the power to direct the activities that most significantly affect the Subsidiary’s economic performance. The Subsidiary was designed with insufficient equity at risk to finance its activities without additional subordinated financial support from the Company and therefore is a variable interest entity. The Company is the Subsidiary’s primary beneficiary because the Company has the power to direct the Subsidiary’s significant activities and has the obligation to absorb losses and the right to receive benefits that could potentially be significant to the Subsidiary. Accordingly, the accounts of the Subsidiary have been included in the Company’s condensed consolidated financial statements from the Subsidiary’s formation date, and all intercompany balances and transactions have been eliminated.

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

Derivative Financial Instruments

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company accounted for the stock‑price‑linked features contained in the unsecured promissory note A-1, issued pursuant to the Note Purchase Agreement with Streeterville Capital, LLC, under the guidance at FASB ASC Topic 815. See Note 4.

Fair Value Measurement

The Company follows guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

Carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents and restricted cash, prepaid expenses and other current assets, accounts payable, accrued liabilities, and other short-term liabilities approximate fair value due to their relatively short maturities.

Non-financial assets such as property and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings, and a discount rate. To date, the Company has not recorded any adjustments to fair value related to impairment on property and equipment.

The unsecured promissory note A-1 contains stock-price linked features, including (i) a limited redemption feature that may accelerate principal repayment upon the Company's stock meeting specified price thresholds and (ii) a monitoring fee forgiveness feature that may reduce amounts otherwise payable upon sustained low stock price or trading volume conditions. Management determined these features are embedded derivatives that are not clearly and closely related to the debt host and therefore require bifurcation under ASC 815. At issuance, the embedded derivatives were bifurcated and recorded at fair value, with a corresponding reduction to the carrying amount of the unsecured promissory note A-1. The embedded derivative liabilities are remeasured at fair value each reporting period, with changes in fair value recognized in earnings. Fair value is estimated using valuation techniques that incorporate significant unobservable inputs, and, accordingly, the embedded derivatives are classified as Level 3 within the fair value hierarchy under ASC 820.

The embedded derivative liability arising under the A-1 Note is valued using a probability-weighted discounted cash flow model and Monte Carlo simulation framework with significant unobservable inputs including 91.0% expected equity volatility, a 30.5% risk-adjusted discount rate, and management's estimated probability of stock-price-based acceleration events (90% limited redemption scenario and 10% maturity settlement scenario). The fair value measurement incorporates projected stock-price paths, expected redemption activity, and the contractual monitoring fee forgiveness provisions. As of June 30, 2026, the estimated fair value of the limited redemption embedded derivative liability was $160,482, partially offset by a $32,814 monitoring fee forgiveness embedded derivative asset, resulting in a net embedded derivative liability of approximately $127,668.

The change in the fair value measurement using significant inputs (Level 3) for the six months ended June 30, 2026, is summarized below:

Embedded
Derivative
($ in thousands)	Liability
Balance at March 2, 2026	$—
Change in fair value of net derivative liability	128
Balance at June 30, 2026	$128

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

Adjustments that arise from exchange rate translations are included in other comprehensive loss in the consolidated statements of operations and comprehensive loss as incurred. During the three months ended June 30, 2026 and 2025, the Company recorded foreign exchange gains (losses) of ($0.1) million and $1.6 million, respectively. During the six months ended June 30, 2026, and 2025, the Company recorded foreign exchange gains (losses) of ($0.1) million and $1.7 million, respectively.

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

Cash and restricted cash

The Company maintains deposits primarily in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. The Company had restricted cash of $10.0 million on June 30, 2026 and $0 million on  December 31, 2025 (see Note 4).

Property, plant and equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated
Useful
Economic
Life (in years)
Laboratory equipment	5
Furniture and office equipment	3

Accumulated other comprehensive loss

Accumulated other comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2026 and 2025, the Company’s other comprehensive loss was $0.3 million and $1.8 million, and $0.3 million and $2.1 million, respectively, which was comprised of currency translation adjustments.

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

3. Accrued liabilities

The Company’s accrued expenses and other current liabilities are comprised of the following:

	June 30,	December 31,
($ in thousands)	2026	2025
Development cost liability	$26	$26
Accrued interest on milestone liabilities	551	461
Payroll accruals	57	853
Accrued audit and legal	842	1,181
Other	495	146
Total accrued expenses and other current liabilities	$1,971	$2,667

4. Convertible and Non-Convertible Promissory Notes

Notes Purchase Agreement - Streeterville

On March 2, 2026, the Company entered into a Note Purchase Agreement with Streeterville Capital, LLC ("Streeterville"), pursuant to which the Company issued and sold (i) an unsecured promissory note (the "A-1 Note"), and (ii) a secured promissory note (the "B Note") for aggregate gross proceeds of $20.0 million.

A-1 Note: The Company issued the A-1 Note with a stated principal amount of $10.93 million, inclusive of an original issue discount ("OID") of $0.9 million and a $30,000 transaction expense reimbursement to the lender to cover the lender’s legal, accounting and due diligence expenses. On the Closing Date, the net cash proceeds to the Company were $10 million. The A-1 Note bears interest at 9% per annum, compounded daily, and matures 18 months from issuance ( September 2, 2027).  The A-1 Note is recorded at amortized cost, net of unamortized discount, which is amortized to interest expense over the term using the effective interest method in accordance with ASC 835-30.

Ninety days after issuance, the Company is charged a one-time fee for monitoring this Note equal to the outstanding balance divided by .85 less the outstanding balance. On May 31, 2026, the monitoring fee was $1,972,708. This monitoring fee is added to the outstanding balance, accrues interest, and will be forgiven on a pro rata basis each time the Company makes a cash payment.

Beginning six months after issuance, the investor may require monthly cash redemptions of up to $250,000, aggregated with any redemptions under the B Note. The A-1 Note also permits additional early redemptions upon the occurrence of specified stock-price based conditions.  The A-1 Note includes customary affirmative and negative covenants and events of default, including payment defaults, covenant breaches, and insolvency events.  No redemptions, trigger events, covenant breaches, or defaults occurred through June 30, 2026.

B Note: The Company issued the B Note in the principal amount of $10.0 million, bearing interest at 5% per annum, compounded daily, and maturing on September 2, 2027. The B Note was funded into a deposit account subject to a Deposit Account Control Agreement, and is secured by the cash held in that account and guaranteed by ALLR Holdings, LLC.  The related cash is classified as restricted cash on the balance sheet.

Beginning six months after issuance, the investor may require monthly cash redemptions of up to $250,000, aggregated with any redemptions under the A-1 Note, with corresponding releases of restricted cash. The B Note was issued at par and is carried at amortized cost. No redemptions or defaults occurred through June 30, 2026.

As of June 30, 2026, the A-1 Note, B Note, and related net embedded derivative liability (see Note 2) are classified as current liabilities, as the notes are due within twelve months of the balance sheet date or are subject to redemption rights exercisable within that period. The Company was in compliance with all material terms of the Note Purchase Agreement as of June 30, 2026. For the three and six months ended June 30, 2026, the A-1 Note incurred an interest expense of $253,369 and $335,343, respectively, inclusive of original issue discount. The B Note incurred interest expense for the three and six months ended June 30, 2026 of $127,713 and $169,464, respectively.

	June 30,	December 31,
($ in thousands)	2026	2025

Principal balance and fees	$20,030	$—
Original issue discount (OID)	900	—
Unamortized OID	(700)	—
Accrued interest	505	—
Monitoring Fee	1,973	—
Unamortized discounts/deferred financing	(1,846)	—
Total outstanding debt	$20,862	$—

Convertible Promissory Note - Novartis

See Note 6.

5. Stockholders’ Equity

Share Repurchase Plan

On March 3, 2025, the board of directors approved a share repurchase program, with authorization to purchase up to $5 million of the Company’s outstanding shares of common stock over a twelve month period. On February 26, 2026, the board of directors approved a new 2026 share repurchase program, with authorization to purchase up to $5 million of the Company's outstanding shares of common stock over a twelve month period ending March 1, 2027. There were no shares repurchased for the three months ended June 30, 2026.  For the six months ended June 30, 2026, the Company repurchased 264,000 shares at a cost of $262,036. Of the shares repurchased, 199,000 shares occurred under the 2025 approved repurchase plan and 65,000 shares were repurchased under the 2026 approved repurchase plan. As of June 30, 2026, there is $4,928,833 remaining for share repurchases under the 2026 share repurchase program.

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

The Company issued no shares for the three months ended June 30, 2026.  During the six months ended June 30, 2026, the Company issued 2,000 shares of common stock under the agreement for gross proceeds of $2,000. As of June 30, 2026, $5.998 million remained available under the equity line of credit. No liability or derivative instrument was recorded in connection with the arrangement, as settlement may occur only through issuance of the Company's common stock at the Company's election.

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

The Company sold no shares for the three months ended June 30, 2026 and 2025. For the six months ended  June 30, 2026 and 2025, the amount of proceeds generated from the sale of common stock under the Sales Agreement was $0.0 and $9.7 million from the sale of 0 and 9,719,173 shares, respectively.

Equity Incentive Plan

The Company has in effect the Allarity Therapeutics, Inc. 2021 Incentive Plan (as amended, the “2021 Incentive Plan”). Under the 2021 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to employees, directors, consultants, independent contractors and advisors. The 2021 Incentive Plan authorizes grants to issue up to 717,941 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant. The number of shares available for grant and issuance under the 2021 Incentive Plan will be increased on January 1st of each of 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock issued and outstanding on each December 31 immediately prior to the date of increase or (b) such number of shares determined by the Board. In January 2026, the board approved a 5% increase to the authorized shares in the 2021 Incentive Plan from 717,941 to 1,521,941. Total shares available for the issuance of stock-based awards under the Company’s 2021 Incentive Plan was 98,444 shares at June 30, 2026.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Research and development	$87	$75	$162	$141
General and administrative	101	89	186	162
Total stock-based compensation expense	$188	$164	$348	$303

Restricted Stock Units

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2026:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested balance at December 31, 2025	620,164	$1.15
Granted	753,333	$1.09
Unvested balance at June 30, 2026	1,373,497	$1.12

At June 30, 2026, the Company had unrecognized stock-based compensation expense related to restricted stock awards of $0.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.8 years. The expense is recognized over the vesting period of the award.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2026:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Options	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2025	50,000	$1.01	9.0	$3,500
Exercised/Forfeited	—	-	—	—
Outstanding at June 30, 2026	50,000	$1.01	8.5	—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of June 30, 2026, all of the outstanding stock options have been fully vested.

6. License and Development Agreements

License Agreement with Novartis for Dovitinib

On January 26, 2024, the Company received a termination notice from Novartis due to a material breach of the License Agreement. Accordingly, under the terms of the License Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. As of June 30, 2026, the liability is recorded as a current liability on the Company’s condensed unaudited consolidated balance sheets as follows: $3.6 million in accounts payable, $1.4 million convertible promissory notes and accrued interest, net of debt discount, and $0.6 million in accrued liabilities.

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

	Three and Six Months Ended
	June 30,
	2026	2025
Warrants	8,557	8,557
Options	50,000	50,000
Unvested restricted stock units	1,373,497	744,709
	1,432,054	803,266

8. Commitments and Contingencies

Indemnification

In accordance with its certificate of incorporation, bylaws, and indemnification agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity.

9. Subsequent Event

On July 7, we announced the Clinical Laboratory Improvement Amendments (CLIA) certification for our in-house laboratory.  With all equipment in place, our Horsholm, Denmark, laboratory is able to do all necessary testing in house to support the acceleration of stenoparib toward FDA registration. With the lab already in place, the certification allows us to integrate our processes to reduce cost and turnaround times for DRP analyses and improve communication with clinical trial sites.

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

Recent Developments

CLIA Lab Certification

On July 7, we announced the Clinical Laboratory Improvement Amendments (CLIA) certification for our in-house laboratory.  With all equipment in place, our Horsholm, Denmark, laboratory is able to do all necessary testing in house to support the acceleration of stenoparib toward FDA registration. With the lab already in place, the certification allows us to integrate our processes to reduce cost and turnaround times for DRP analyses and improve communication with clinical trial sites.

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

We have incurred net losses in each year since inception. Our net losses were $6.2 million and $5.0 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $136.4 million and cash and restricted cash of $26.9 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
($ in thousands)	2026	2025	(Decrease)	2026	2025	(Decrease)
Revenue:
License Revenue	$-	$-	$-	$25	$-	$25
Total revenue	—	—	—	25	—	25

Operating expenses:
Research and development	1,345	2,321	(976)	2,642	3,724	(1,082)
General and administrative	1,326	1,812	(486)	2,742	3,445	(703)
Total operating expenses	2,671	4,133	(1,462)	5,384	7,169	(1,785)
Loss from operations	(2,671)	(4,133)	1,462	(5,359)	(7,169)	1,810
Other income (expense):
Interest income	217	237	(20)	380	459	(79)
Interest expense	(719)	(12)	(707)	(948)	(69)	(879)
Foreign exchange gains (losses)	(104)	1,588	(1,692)	(100)	1,726	(1,826)
Change in fair value of derivative and warrant liabilities	(128)	—	(128)	(128)	1	(129)
Total other income (expense), net	(734)	1,813	(2,547)	(796)	2,117	(2,913)

Net loss	$(3,405)	$(2,320)	$(1,085)	$(6,155)	$(5,052)	$(1,103)

Revenue

We generated no revenue for the three months ended June 30, 2026.  We generated $0.025 million of service revenue for the six months ended June 30, 2026 from the license of DRP testing services.  There was no revenue for the three and six months ended June 30, 2025.

Research and Development Expenses

For the three months ended June 30, 2026, compared to June 30, 2025

Research and development expenses decreased $1.0 million primarily due to reduced costs and supplies of the Phase II clinical trial of stenoparib.  A significant amount of these fees occurred in 2025 and were recognized at the time of purchase.

For the six months ended June 30, 2026, compared to June 30, 2025

Research and development expenses decreased $1.1 million primarily due to reduced costs and supplies of the Phase II clinical trial of stenoparib.  These expenses are recognized at the time of purchase.

General and Administrative Expenses

For the three months ended June 30, 2026 compared to June 30, 2025

General and administrative expenses decreased by $0.5 million for the three months ended June 30, 2026, compared to June 30, 2025. The decrease was primarily due to a reduction in legal fees.

For the six months ended June 30, 2026 compared to June 30, 2025

General and administrative expenses decreased by $0.7 million for the six months ended June 30, 2026, compared to June 30, 2025. The decrease was primarily due to a reduction in legal fees.

Other income (expense)

For the three months ended June 30, 2026, compared to June 30, 2025

For the three months ended June 30, 2026, net other income decreased $2.5 million from the comparable quarter. Interest income was substantially consistent. Foreign exchange gains decreased $1.7 million (moving from a $1.6 million gain in Q2 2025 to a $0.1 million loss in Q2 2026). Interest expense increased $0.7 million and change in fair value of derivative liability was $0.1 million, both primarily driven by the March 2026 issuance of the Streeterville promissory notes..

For the six months ended June 30, 2026, compared to June 30, 2025

For the six months ended June 30, 2026, net other income decreased $2.9 million from the comparable period. Foreign exchange decreased $1.8 million while interest expense and derivative liability increased $1 million with the March promissory note.

Liquidity, Capital Resources and Plan of Operation

Since our inception through June 30, 2026, our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our securities. As of June 30, 2026, we had $26.9 million in cash and restricted cash and an accumulated deficit of $136.4 million.

For the three months ended June 30, 2026, and 2025, there were no sales of equity or financing transactions.

For the six months ended June 30, 2026, we executed two financing transactions. On January 28, 2026, we entered into a Common Stock Purchase Agreement with Tumim Stone Capital LLC. Pursuant to the purchase agreement, we have the right, but not the obligation, to sell to Tumim up to $6.0 million of newly issued shares of our common stock under an equity line of credit arrangement. The purchase price per share for each sale is based on the volume-weighted average price ("VWAP") of our common stock during the applicable pricing period, at 95% of the lowest one-day VWAP or 97% of the lowest three-day VWAP, at our election, subject to volume-based and dollar-based limitations. The agreement includes customary limitations on Tumim's beneficial ownership and is subject to Nasdaq listing rules, including a 19.99% issuance limit. On March 2, 2026, we entered into a Note Purchase Agreement with Streeterville Capital, LLC, pursuant to which the Company issued and sold a $10.0 million unsecured and $10.0 million secured promissory note. Beginning six months after issuance, Streeterville may require monthly cash redemptions of up to $250,000 and also permits additional early redemptions upon the occurrence of specified stock-price based conditions.

Our primary use of cash is to fund operating activities, primarily research and development, regulatory activities, and clinical programs for stenoparib, as well as, to a lesser extent, general and administrative costs. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Cash Flows

	Six Months Ended
	June 30,
($ in thousands)	2026	2025
Total cash, cash equivalents and restricted cash provided by (used in):
Operating activities, net	$(7,057)	$(8,167)
Investing activities, net	(64)	—
Financing activities, net	19,740	8,578
Effect of foreign exchange rates on cash	(325)	(2,143)
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,294	$(1,732)

Operating Activities

Net cash used in operating activities was $7.1 million for the six months ended June 30, 2026, primarily derived from our $6.2 million net loss, a $1.3 million increase in prepaid expenses, and a $0.4 million increase in tax receivable.  A $0.7 million and $0.2 million reduction of accrued expenses and accounts payable, respectively, was offset by an increase of $0.9 million for non-cash interest.  The company used $8.2 million of net cash for operating activities for the six months ended June 30, 2025.

Investing Activities

Net cash used in investing activities totaled $0.1 million for the six months ended June 30, 2026. The Company has no investing activity spending for the six months ended June 30, 2025.

Financing Activities

Net cash and restricted cash provided by financing activities was $19.7 million for the six months ended June 30, 2026. The Company issued promissory notes with gross proceeds of $20.0 million, which was offset by $0.3 million used as part of a share repurchase program.  Net cash provided by financing activities for the six months ended June 30, 2025 was $8.6 million. The Company raised $11.1 million using the ATM financing vehicle, which was offset by $2.5 million of the share repurchase program.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2026 and 2025, and our audited consolidated financial statements for the years ended December 31, 2025 and 2024, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2025 included in the Form 10-K, and there have been no significant changes to our significant accounting policies during the six months ended June 30, 2026. These unaudited condensed interim consolidated financial statements should be read in conjunction with our audited financial statements and accompanying notes.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this Financial Report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Sales of our common stock under our equity line of credit with Tumim Stone Capital LLC may result in substantial dilution to our stockholders, may adversely affect the market price of our common stock and may not provide us with the full amount of capital contemplated by the facility.

On January 28, 2026, we entered into a Common Stock Purchase Agreement with Tumim Stone Capital LLC, or Tumim, under which we have the right, but not the obligation, to direct Tumim to purchase up to $6.0 million of newly issued shares of our common stock, subject to the conditions and limitations contained in the agreement. During the six months ended June 30, 2026, we sold 2,000 shares under the agreement for gross proceeds of $2,000, and approximately $5.998 million remained available under the facility as of June 30, 2026.

Any issuances under the facility will dilute the ownership and voting interests of our existing stockholders. Tumim may resell shares it acquires into the public market, and such sales, or the perception that such sales may occur, could cause or contribute to a decline in the market price of our common stock. A decline in our market price could increase the number of shares that we would need to issue to raise the same amount of proceeds, result in further dilution and make it more difficult for us to raise additional capital on favorable terms.

Our obligations under the Streeterville financing may materially impair our liquidity and financing flexibility, and a trigger event or default could result in acceleration, increased amounts owed, enforcement against restricted cash, pledged equity and subsidiary guarantors, and dilution to our stockholders.

On March 2, 2026, we entered into a Note Purchase Agreement with Streeterville Capital, LLC, or Streeterville, under which we issued an A-1 Note and a B Note for aggregate gross proceeds of $20.0 million. The A-1 Note had an initial stated principal amount of approximately $10.93 million, including an original issue discount and transaction-expense reimbursement, bears interest at 9% per annum compounded daily and matures on September 2, 2027. The B Note has a principal amount of $10.0 million, bears interest at 5% per annum compounded daily and also matures on September 2, 2027.

Although no redemptions, covenant breaches or defaults had occurred as of June 30, 2026, there can be no assurance that we will remain in compliance with the financing documents or have sufficient cash to satisfy all redemptions and other obligations when due. We may need to raise additional capital to make payments under the notes, including through issuances of common stock or other equity-linked securities. Any such financing could be highly dilutive, could be available only on unfavorable terms or might not be available at all. A default or enforcement action also could trigger defaults under other agreements, materially adversely affect our liquidity and ability to continue our development programs and cause the market price of our common stock to decline.

ALLR Sponsor LLC (the “Subsidiary”), our fully-owned subsidiary, which we consolidate as a variable interest entity, may expose us to additional financial, operational, regulatory, accounting, conflicts-of-interest and reputational risks.

We have determined that Subsidiary is a variable interest entity and that we are its primary beneficiary because we have the power to direct the activities that most significantly affect its economic performance and have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the Subsidiary. Accordingly, we consolidate the Subsidiary in our condensed consolidated financial statements.

The Subsidiary may incur formation, professional, offering, operating, and other costs. The Subsidiary also may make investments, advances or other capital commitments and may enter into indemnification, reimbursement or support arrangements. Amounts invested or advanced by us or the Subsidiary may not be recoverable, and the Subsidiary may incur additional wind-down, professional or other expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Shares Purchased as Part of Publicly Announced Plans*	Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 2026	—	$—	65,000	$4,928,833
May 2026	—	$—	65,000	$4,928,833
June 2026	—	$—	65,000	$4,928,833
Total	—

 * Cumulative shares represent all shares purchased under the 2026 Share Repurchase Plan since its adoption.

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

On February 26, 2026, the board of directors approved a new share repurchase program ("the 2026 Share Repurchase Plan"), with authorization to purchase up to $5 million of the Company's outstanding shares of common stock over a twelve month period ending March 1, 2027. For the three months ended June 30, 2026, the Company did not repurchase any shares. For the six months ended June 30, 2026, the Company repurchased 264,000 shares at a cost of $262,036. Of the shares repurchased, 199,000 shares occurred under the 2025 Share Repurchase Plan and 65,000 shares were repurchased during March under the 2026 Share Repurchase Plan. As of June 30, 2026, there is $4,928,833 remaining for share repurchases under the 2026 Share Repurchase Plan.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2026.

Item 6. Exhibits.

See the Exhibit Index to this Quarterly Report immediately below and before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation	S-4	333-258968	3.1	August 20, 2021
3.2	Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.	S-4/A	333-259484	3.3	September 29, 2021
3.3	Second Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	March 20, 2023
3.4	Third Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	March 24, 2023
3.5	Fourth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	June 28, 2023
3.6	Fifth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	April 4, 2024
3.7	Specimen Common Stock Certificate of Allarity Therapeutics, Inc.	S-4/A	333-259484	4.1	September 29, 2021
3.8	Amended and Restated Bylaws of Allarity Therapeutics, Inc.	S-4/A	333-259484	3.4	October 18, 2021
3.9	Amendment No. 1 to Amended and Restated Bylaws of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	July 11, 2022
3.10	Sixth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	September 9, 2024
3.11	Seventh Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.2	September 9, 2024
3.12	Certificate of Correction to the Seventh Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K/A	001-41160	3.3	September 10, 2024
4.1	Unsecured Promissory Note A-1, dated March 2, 2026.	8-K	001-41160	4.1	March 6, 2026
4.2	Secured Promissory Note B, dated March 2, 2026.	8-K	001-41160	4.2	March 6, 2026
10.1	Common Stock Purchase Agreement, dated as of January 28, 2026, by and between the Company and Tumim Stone Capital, LLC.	8-K	001-41160	10.1	January 29, 2026
10.2	Note Purchase Agreement, dated March 2, 2026.	8-K	001-41160	10.1	March 6, 2026
10.3	Deposit Account Control Agreement, dated March 2, 2026.	8-K	001-41160	10.2	March 6, 2026
10.4	Guaranty, dated March 2, 2026.	8-K	001-41160	10.3	March 6, 2026
10.5	Pledge Agreement, dated March 2, 2026.	8-K	001-41160	10.4	March 6, 2026
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act					X
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act					X
32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					—
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101)					—

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLARITY THERAPEUTICS, INC.,

Date: August 14, 2026	By:	/s/ Thomas H. Jensen
Thomas H. Jensen
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Financial Officer (Principal Financial Officer)