Form 10-Q
period 2026-09-30
Allarity Therapeutics, Inc.
filed 2026-11-13
CIK 1860657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 12, 2026, there were 15,997,108 shares of the issuer’s common stock, par value $0.0001, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$14,092	$14,687
Restricted Cash	9,998	—
Other current assets	74	265
Derivative Asset	8	—
Prepaid expenses	987	2,110
Tax credit receivable	1,707	866
Total current assets	26,866	17,928
Non-current assets:
Property, plant and equipment, net	354	330
Total assets	$27,220	$18,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,284	$4,282
Accrued expenses and other current liabilities	2,099	2,667
Income taxes payable	80	81
Promissory note, net of discounts and accrued interest	21,584	—
Convertible promissory notes and accrued interest	1,435	1,400
Total current liabilities	29,482	8,430

Total liabilities	29,482	8,430

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $0.0001 par value (250,000,000 shares authorized); 19,363,667 and 19,030,619 shares issued and 16,150,028 and 16,080,980 outstanding at September 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	145,099	144,233
Accumulated other comprehensive loss	(1,360)	(1,021)
Accumulated deficit	(142,552)	(130,197)
Treasury stock, at cost; 3,213,639 and 2,949,639 shares at September 30, 2026, and December 31, 2025, respectively	(3,452)	(3,190)
Total stockholders’ equity (deficit)	(2,262)	9,828
Total liabilities and stockholders’ equity	$27,220	$18,258

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
License Revenue	$5	$—	$30	$—
Total revenue	5	—	30	—

Operating expenses:
Research and development	4,219	1,203	6,861	4,927
General and administrative	1,293	1,315	4,035	4,760
Total operating expenses	5,512	2,518	10,896	9,687
Loss from operations	(5,507)	(2,518)	(10,866)	(9,687)
Other income (expense):
Interest income	205	187	585	646
Interest expense	(1,012)	(57)	(1,960)	(126)
Foreign exchange gain (loss)	(22)	(418)	(122)	1,308
Change in fair value of warrant and derivative asset/liabilities	136	—	8	1
Total other income (expense), net	(693)	(288)	(1,489)	1,829

Net loss	$(6,200)	$(2,806)	$(12,355)	$(7,858)

Net loss per common share, basic and diluted	$(0.39)	$(0.19)	$(0.77)	$(0.57)
Weighted average common shares outstanding, basic and diluted	15,937,567	14,739,800	15,942,556	13,849,976

Other comprehensive loss
Net loss	$(6,200)	$(2,806)	$(12,355)	$(7,858)
Change in cumulative translation adjustment	(14)	158	(339)	(1,949)
Total comprehensive loss	$(6,214)	$(2,648)	$(12,694)	$(9,807)

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2026 and 2025

(UNAUDITED)

(in thousands, except for share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Number	Value	Capital	Number	Value	Loss	Deficit	Equity
Balance, December 31, 2025	19,030,619	$3	$144,233	2,949,639	$(3,190)	$(1,021)	$(130,197)	$9,828
Stock-based compensation	—	—	160	—	—	—	—	160
Repurchase of common stock	—	—	—	264,000	(262)	—	—	(262)
Sale of common shares, net	2,000	—	2	—	—	—	—	2
Currency translation adjustment	—	—	—	—	—	(58)	—	(58)
Loss for the period	—	—	—	—	—	—	(2,750)	(2,750)
Balance, March 31, 2026	19,032,619	3	144,395	3,213,639	(3,452)	(1,079)	(132,947)	6,920
Stock-based compensation	—	—	188	—	—	—	—	188
Issuance of common stock for service	91,744	—	100	—	—	—	—	100
Currency translation adjustment	—	—	—	—	—	(267)	—	(267)
Loss for the period	—	—	—	—	—	—	(3,405)	(3,405)
Balance, June 30, 2026	19,124,363	3	144,683	3,213,639	(3,452)	(1,346)	(136,352)	3,536
Stock-based compensation	55,213	—	191	—	—	—	—	191
Issuance of common stock relating to promissory note	184,091	—	225	—	—	—	—	225
Currency translation adjustment	—	—	—	—	—	(14)	—	(14)
Loss for the period	—	—	—	—	—	—	(6,200)	(6,200)
Balance, September 30, 2026	19,363,667	$3	$145,099	3,213,639	$(3,452)	$(1,360)	$(142,552)	$(2,262)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid in	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Number	Value	Capital	Number	Value	Loss	Deficit	Equity
Balance, December 31, 2024	7,302,797	$1	$131,130	—	$—	$(354)	$(118,966)	$11,811
Stock-based compensation	—	—	139	—	—	—	—	139
Issuance of common stock, net of offering costs under open market sales agreement (ATM)	9,719,173	1	9,726	—	—	—	—	9,727
Currency translation adjustment	—	—	—	—	—	(276)	—	(276)
Loss for the period	—	—	—	—	—	—	(2,732)	(2,732)
Balance, March 31, 2025	17,021,970	2	140,995	—	—	(630)	(121,698)	18,669
Stock-based compensation	—	—	164	—	—	—	—	164
Issuance of common stock for service	53,368	—	50	—	—	—	—	50
Repurchase of common stock	—	—	—	2,455,702	(2,565)	—	—	(2,565)
Currency translation adjustment	—	—	—	—	—	(1,831)	—	(1,831)
Loss for the period	—	—	—	—	—	—	(2,320)	(2,320)
Balance, June 30, 2025	17,075,338	2	141,209	2,455,702	(2,565)	(2,461)	(124,018)	12,167
Stock-based compensation	24,881	—	132	—	—	—	—	132
Issuance of common stock for service	49,505	—	50	—	—	—	—	50
Repurchase of common stock	—	—	—	145,061	(141)	—	—	(141)
Issuance of common stock, net of costs	1,562,500	1	2,450	—	—	—	—	2,451
Currency translation adjustment	—	—	—	—	—	158	—	158
Loss for the period	—	—	—	—	—	—	(2,806)	(2,806)
Balance, September 30, 2025	18,712,224	$3	$143,841	2,600,763	$(2,706)	$(2,303)	$(126,824)	$12,011

See accompanying notes to condensed consolidated financial statements.

ALLARITY THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,355)	$(7,858)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	40	(21)
Common stock issued for services	100	100
Stock-based compensation	539	435
Unrealized foreign exchange gains	—	(13)
Non-cash interest expense	1,844	166
Change in fair value of warrant and derivative assets/liabilities	(8)	(1)
Changes in operating assets and liabilities:
Other current assets	191	2
Tax credit receivable	(841)	(892)
Prepaid expenses	1,123	(1,289)
Accounts payable	2	433
Accrued expenses and other liabilities	(568)	(2,646)
Income taxes payable	(1)	7
Net cash used in operating activities	(9,934)	(11,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(64)	—
Net cash used in investing activities	(64)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM sales of common stock, net of issuance costs	—	11,143
Net proceeds from sale of common stock and pre-funded warrant issuance	2	2,451
Proceeds from promissory notes	20,000	—
Common stock repurchase	(262)	(2,706)
Net cash provided by financing activities	19,740	10,888
Effect of exchange rate changes on cash and cash equivalents	(339)	(1,949)
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,403	(2,638)
Cash, cash equivalents, and restricted cash, beginning of period	14,687	19,533
Cash, cash equivalents, and restricted cash, end of period	$24,090	$16,895

Supplemental information
Disclosure of cash flow information as reported within the consolidated balance sheets:
Cash and cash equivalents	$14,092	$16,895
Restricted cash	9,998	—
Total cash and cash equivalents and restricted cash as presented in the condensed consolidated balance sheet	$24,090	$16,895
Disclosure of non-cash activities:
Promissory note payments settled with equity	$225	$—

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

Pursuant to the requirements of Accounting Standard Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying Financial Statements are issued. The Company had an accumulated deficit of $142.6 million as of September 30, 2026. Further, the Company incurred a net loss of $12.4 million and experienced negative cash flows from operations of $9.9 million for the nine months ended September 30, 2026. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements. Based on the Company’s current operating plan, it estimates that its existing cash and restricted cash of $24.1 million as of September 30, 2026  may not be sufficient to enable the Company to fund its operating expenses and capital requirements through at least the next twelve months from the issuance of these Financial Statements. The substantial doubt is not eliminated. The Company's $10 million of restricted cash secures the B Note issued in March 2026 and is released only upon holder redemptions and repayment of the B Note. See Note 5.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of our management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state our financial position as of September 30, 2026, our results of operations and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The financial data and the other financial information disclosed in these notes to the condensed consolidated financial statements related to the three and nine month period are also unaudited. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The consolidated balance sheet data as of December 31, 2025 was derived from our audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the Securities and Exchange Commission (“SEC”), on March 30, 2026.

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

ALLR Sponsor, LLC ("Sponsor") was formed on April 10, 2026, by Allarity Therapeutics, Inc. (the "Company") and is the sponsor of Allarity Acquisition Corp. ("Acquisition Corp."). Acquisition Corp. is a variable interest entity ("VIE") in which the Sponsor holds a variable interest. The Company, through its ownership and control of the Sponsor, is the primary beneficiary of Acquisition Corp. Accordingly, the Company has consolidated Acquisition Corp. since its formation on May 21, 2026, and all intercompany balances and transactions have been eliminated in consolidation.

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

Derivative Financial Instruments

The Company evaluates financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company accounted for the stock‑price‑linked features contained in the unsecured promissory note A-1, issued pursuant to the Note Purchase Agreement with Streeterville Capital, LLC, under the guidance at FASB ASC Topic 815. See Note 5.

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

The embedded derivative liability arising under the A-1 Note is valued using a probability-weighted discounted cash flow model and Monte Carlo simulation framework with significant unobservable inputs including 90.0% expected equity volatility, a 32.4% risk-adjusted discount rate, and management's estimated probability of stock-price-based acceleration events (90% limited redemption scenario and 10% maturity settlement scenario). The fair value measurement incorporates projected stock-price paths, expected redemption activity, and the contractual monitoring fee forgiveness provisions. As of September 30, 2026, the estimated fair value of the limited redemption embedded derivative liability was offset by the monitoring fee forgiveness embedded derivative asset, resulting in a net embedded derivative asset of approximately $8 thousand.

The change in the fair value measurement using significant inputs (Level 3) for the nine months ended September 30, 2026, is summarized below:

Embedded
Derivative
($ in thousands)	Asset
Balance at March 2, 2026	$—
Change in fair value of net derivative asset	8
Balance at September 30, 2026	$8

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

Adjustments that arise from exchange rate translations are included in other comprehensive loss in the consolidated statements of operations and comprehensive loss as incurred. During the three months ended September 30, 2026 and 2025, the Company recorded foreign exchange gains (losses) of ($0.0) million and ($0.4) million, respectively. During the nine months ended September 30, 2026, and 2025, the Company recorded foreign exchange gains (losses) of ($0.1) million and $1.3 million, respectively.

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

Cash and restricted cash

The Company maintains deposits primarily in financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. The Company had restricted cash of $10.0 million on September 30, 2026 and $0 million on  December 31, 2025 (see Note 5).

Property, plant and equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated
Useful
Economic
Life (in years)
Laboratory equipment	5
Furniture and office equipment	3

Inventory and research and development materials

Inventory consists primarily of raw materials, work-in-process, and finished goods related to the Company’s pharmaceutical product candidate. The Company’s lead pharmaceutical product candidate is currently in Phase 2 clinical development and has not received regulatory approval for commercial sale.

The Company evaluates costs incurred to acquire or manufacture materials related to its product candidates based on the intended use of the related materials, the stage of regulatory development, and whether the materials have an alternative future use.  Costs of materials acquired or manufactured for research and development activities that have no alternative future use in other research and development projects or otherwise are expensed as research and development project, commercial production or another operating activity, sold, or otherwise redirected to another use, and such use is supported by the Company's substantive plans at the time the costs are incurred.

Costs of materials that have an alternative future use are capitalized and subsequently expensed as the materials are used or consumed in research and development activities or otherwise accounted for based on their ultimate use.  Capitalized materials are evaluated for impairment, obsolescence, expiration, and changes in their expected future use.

Amounts paid in advance to contract manufacturing organizations or other vendors for materials or services that have not yet been received or consumed are recorded as prepaid expenses or other assets, as appropriate.  Such amounts are expensed as research and development costs when the related materials are received or manufacturing services are performed if the resulting materials have no alternative future use.

The Company generally begins capitalizing inventory intended for commercial sale upon regulatory approval of the related product candidate, when regulatory uncertainty has been sufficiently reduced and the costs are expected to be recoverable. Costs incurred before regulatory approval may be capitalized only when such capitalization is supported by the specific facts and circumstances, including the resolution of substantive regulatory uncertainties and the expected recoverability and commercial saleability of the related product. Otherwise, costs incurred to manufacture product candidate materials for clinical or other research and development activities are charged to research and development expense in accordance with ASC 730 when the materials have no alternative future use.

During the three and nine months ended September 30, 2026, the Company recorded research and development expense of $3.2 million related to the manufacture of product candidate materials intended for use in a planned Phase 3 clinical trial campaign.  Although the manufactured materials will remain in storage until needed for the Phase 3 clinical trial, such use represents the intended research and development use of the materials and does not represent an alternative future use.  The materials cannot be used in another research and development project, used in commercial production or another operating activity, sold, or otherwise redirected to another future use.  Accordingly, the Company concluded that the materials had no alternative future use and expensed the related manufacturing costs as incurred during the period in accordance with ASC 730.

Accumulated other comprehensive loss

Accumulated other comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation and instrument specific credit risk as components of other accumulated comprehensive loss in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2026 and 2025, the Company’s other comprehensive loss (income) was $0.01 million and ($0.2) million, and $0.3 million and $1.9 million, respectively, which was comprised of currency translation adjustments.

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

3. Prepaid Expenses

The Company’s prepaid expenses are comprised of the following:

	September 30,	December 31,
($ in thousands)	2026	2025
Development cost deposit	$348	$292
Manufacturing cost deposit	—	1,540
Insurance	236	196
Loan transaction fees	367	—
Other prepaids	36	82
Total prepaid expenses	$987	$2,110

4. Accrued liabilities

The Company’s accrued expenses and other current liabilities are comprised of the following:

	September 30,	December 31,
($ in thousands)	2026	2025
Development cost liability	$11	$26
Accrued interest on milestone liabilities	595	461
Payroll accruals	42	853
Accrued audit and legal	937	1,181
Other	514	146
Total accrued expenses and other current liabilities	$2,099	$2,667

5. Convertible and Non-Convertible Promissory Notes

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

Beginning six months after issuance, the investor may require monthly cash redemptions of up to $250,000, aggregated with any redemptions under the B Note. The A-1 Note also permits additional early redemptions upon the occurrence of specified stock-price based conditions.  The A-1 Note includes customary affirmative and negative covenants and events of default, including payment defaults, covenant breaches, and insolvency events.  No trigger events, covenant breaches, or defaults occurred through September 30, 2026.  During the three and nine months ended September 30, 2026, the investor exercised redemption rights totaling $225,000 under the A-1 Note, which were settled through the issuance of 184,091 shares of the Company's common stock, and applied towards the monitoring fee and outstanding interest.

B Note: The Company issued the B Note in the principal amount of $10.0 million, bearing interest at 5% per annum, compounded daily, and maturing on September 2, 2027. The B Note was funded into a deposit account subject to a Deposit Account Control Agreement, and is secured by the cash held in that account and guaranteed by ALLR Holdings, LLC, Allarity Therapeutics Europe ApS, and Allarity Acquisition Subsidiary, Inc. pursuant to Guaranty dated March 2, 2026. The related cash is classified as restricted cash on the balance sheet.

If the total outstanding A-1 Note balance falls to $5.0 million or less, the Company may exchange a portion of the B Note (initially, $2.5 million, or another agreed amount) into a new A Note in the same form as the A-1 Note. Each such exchange is effected at no additional cash proceeds and results in a new A Note with the same economic terms as the A-1 Note (including 9% interest, proportional OID rate, and a full Monitoring Fee assessed on the new note). Upon an exchange, an equal $2.5 million of cash is released from the B Note’s DACA collateral to the Company, and the B Note’s outstanding balance is reduced accordingly.

Beginning six months after issuance, the investor may require monthly cash redemptions of up to $250,000, aggregated with any redemptions under the A-1 Note, with corresponding releases of restricted cash. The B Note was issued at par and is carried at amortized cost.  No defaults occurred through September 30, 2026.

As of September 30, 2026, the A-1 Note, B Note, and related net embedded derivative asset (see Note 2) are classified as current assets and liabilities, as the notes are due within twelve months of the balance sheet date or are subject to redemption rights exercisable within that period. The Company was in compliance with all material terms of the Note Purchase Agreement as of September 30, 2026. For the three and nine months ended September 30, 2026, the A-1 Note incurred an interest expense of $261,787 and $597,130, respectively, inclusive of original issue discount. The B Note incurred interest expense for the three and nine months ended September 30, 2026 of $130,768 and $300,232, respectively.

	September 30,	December 31,
($ in thousands)	2026	2025

Principal balance and fees	$20,030	$—
Original issue discount (OID)	900	—
Unamortized OID	(550)	—
Accrued interest, net	729	—
Monitoring fee, net	1,939	—
Unamortized discounts/deferred financing	(1,464)	—
Total outstanding debt	$21,584	$—

Convertible Promissory Note - Novartis

See Note 7.

6. Stockholders’ Equity

Share Repurchase Plan

On March 3, 2025, the board of directors approved a share repurchase program, with authorization to purchase up to $5 million of the Company’s outstanding shares of common stock over a twelve-month period. On February 26, 2026, the board of directors approved a new 2026 share repurchase program, with authorization to purchase up to $5 million of the Company's outstanding shares of common stock over a twelve-month period ending March 1, 2027. There were no shares repurchased for the three months ended September 30, 2026.  For the nine months ended September 30, 2026, the Company repurchased 264,000 shares at a cost of $262,036. Of the shares repurchased, 199,000 shares occurred under the 2025 approved repurchase plan and 65,000 shares were repurchased under the 2026 approved repurchase plan. As of September 30, 2026, there is $4,928,833 remaining for share repurchases under the 2026 share repurchase program.

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

The Company issued no shares for the three months ended September 30, 2026 under the agreement. During the nine months ended September 30, 2026, the Company issued 2,000 shares of common stock under the agreement for gross proceeds of $2,000. As of September 30, 2026, $5.998 million remained available under the equity line of credit. No liability or derivative instrument was recorded in connection with the arrangement, as settlement may occur only through issuance of the Company's common stock at the Company's election.  The equity line of credit arrangement with Tumim was terminated subsequent to September 30, 2026 (see Note 10).

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

The Company sold no shares for the three months ended September 30, 2026 and 2025. For the nine months ended  September 30, 2026 and 2025, the amount of proceeds generated from the sale of common stock under the Sales Agreement was $0.0 and $9.7 million from the sale of 0 and 9,719,173 shares, respectively.

Equity Incentive Plan

The Company has in effect the Allarity Therapeutics, Inc. 2021 Incentive Plan (as amended, the “2021 Incentive Plan”). Under the 2021 Incentive Plan, the compensation committee of the Company’s board of directors is authorized to grant stock-based awards to employees, directors, consultants, independent contractors and advisors. The 2021 Incentive Plan authorizes grants to issue up to 717,941 shares of authorized but unissued common stock and expires 10 years from adoption and limits the term of each option to no more than 10 years from the date of grant. The number of shares available for grant and issuance under the 2021 Incentive Plan will be increased on January 1st of each of 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock issued and outstanding on each December 31 immediately prior to the date of increase or (b) such number of shares determined by the Board. In January 2026, the board approved a 5% increase to the authorized shares in the 2021 Incentive Plan from 717,941 to 1,521,941. Total shares available for the issuance of stock-based awards under the Company’s 2021 Incentive Plan was 98,444 shares at September 30, 2026.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Research and development	$88	$76	$250	$217
General and administrative	103	56	289	218
Total stock-based compensation expense	$191	$132	$539	$435

Restricted Stock Units

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2026:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested balance at December 31, 2025	620,164	$1.15
Granted	753,333	$1.09
Vested	(87,641)	$1.51
Unvested balance at September 30, 2026	1,285,856	$1.09

At September 30, 2026, the Company had unrecognized stock-based compensation expense related to restricted stock awards of $0.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.7 years. The expense is recognized over the vesting period of the award.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2026:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic Value
	of Options	Exercise Price	Term (years)	(in thousands)
Outstanding at December 31, 2025	50,000	$1.01	9.0	$3,500
Exercised/Forfeited	—	—	—	—
Outstanding at September 30, 2026	50,000	$1.01	8.3	—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. As of September 30, 2026, all of the outstanding stock options have been fully vested.

7. License and Development Agreements

License Agreement with Novartis for Dovitinib

On January 26, 2024, the Company received a termination notice from Novartis due to a material breach of the License Agreement. Accordingly, under the terms of the License Agreement, the Company ceased all development and commercialization activities with respect to all licensed products, all rights and licenses granted by Novartis to the Company reverted to Novartis; and all liabilities due to Novartis became immediately due and payable inclusive of interest which is continuing to accrue at 5% per annum. As of September 30, 2026, the liability is recorded as a current liability on the Company’s condensed unaudited consolidated balance sheets as follows: $3.6 million in accounts payable, $1.4 million convertible promissory notes and accrued interest, net of debt discount, and $0.6 million in accrued liabilities.

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

	As of September 30,
	2026	2025
Warrants	8,557	8,557
Options	50,000	50,000
Unvested restricted stock units	1,285,856	620,164
	1,344,413	678,721

9. Commitments and Contingencies

Indemnification

In accordance with its certificate of incorporation, bylaws, and indemnification agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity.

10. Subsequent Events

On October 28, 2026, the Company entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Novartis Pharma AG (“Novartis”) relating to an aggregate current liability of $5,600,000, including interest, due to Novartis under a license agreement between Novartis and Allarity Therapeutics Europe ApS, a wholly owned subsidiary of the Company, which license agreement was previously terminated effective January 26, 2024.

Pursuant to the Settlement Agreement, Novartis agreed to accept a payment of $1,000,000 from the Company as full settlement of its liability to Novartis. Upon receipt of such payment, Novartis and its related parties will release the Company and its related parties from claims in respect of the liability under the license agreement, and the Company and its related parties will release Novartis and its related parties from claims, subject in each case to claims relating to or arising from the enforcement of the Settlement Agreement.

On October 28, 2026, the Company terminated the common stock purchase agreement, dated January 28, 2026, by and between the Company and Tumim Stone Capital LLC (“Tumim”), effective as of such date. As previously disclosed, the Purchase Agreement provided the Company with the right, but not the obligation, to sell to Tumim, from time to time at the Company’s sole discretion, up to $6.0 million of newly issued shares of the Company’s common stock, par value $0.0001 per share, subject to terms, conditions and limitations. The offer and sale of the shares were registered under the Company’s registration statement on Form S-3 (File No. 333-291906) pursuant to a prospectus supplement dated January 28, 2026.

On November 12, 2026, the Company entered into an agreement with Streeterville Capital to partition $3.0 million of original issue Note A-1 in exchange for Series B Preferred Stock. The Company's stockholders' equity exceeds $2.5 million as of the date of the filing of this report.

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

Recent Developments

CLIA Lab Certification

On July 7, 2026, we announced the Clinical Laboratory Improvement Amendments (CLIA) certification for our in-house laboratory.  With all equipment in place, our Horsholm, Denmark, laboratory is able to do all necessary testing in house to support the acceleration of stenoparib toward FDA registration. With the lab already in place, the certification allows us to integrate our processes to reduce cost and turnaround times for DRP analyses and improve communication with clinical trial sites.

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

We have incurred net losses in each year since inception. Our net losses were $12.4 million and $7.9 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $142.6 million and cash and restricted cash of $24.1 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
($ in thousands)	2026	2025	(Decrease)	2026	2025	(Decrease)
Revenue:
License Revenue	$5	$—	$5	$30	$—	$30
Total revenue	5	—	5	30	—	30

Operating expenses:
Research and development	4,219	1,203	3,016	6,861	4,927	1,934
General and administrative	1,293	1,315	(22)	4,035	4,760	(725)
Total operating expenses	5,512	2,518	2,994	10,896	9,687	1,209
Loss from operations	(5,507)	(2,518)	(2,989)	(10,866)	(9,687)	(1,179)
Other income (expense):
Interest income	205	187	18	585	646	(61)
Interest expense	(1,012)	(57)	(955)	(1,960)	(126)	(1,834)
Foreign exchange gain (loss)	(22)	(418)	396	(122)	1,308	(1,430)
Change in fair value of warrant and derivative asset/liabilities	136	—	136	8	1	7
Total other income (expense), net	(693)	(288)	(405)	(1,489)	1,829	(3,318)

Net loss	$(6,200)	$(2,806)	$(3,394)	$(12,355)	$(7,858)	$(4,497)

Revenue

We generated $0.005 million revenue for the three months ended September 30, 2026.  We generated $0.03 million of license revenue for the nine months ended September 30, 2026 from the license of DRP testing services.  There was no revenue for the three and nine months ended September 30, 2025.

Research and Development Expenses

For the three months ended September 30, 2026, compared to September 30, 2025

Research and development expenses increased $3.0 million due to the cost of Phase 3 drug manufacturing costs and continuation of the Phase 2 clinical trial of stenoparib.  A one-time expense of $3.2 million was related to manufacturing costs of Phase 3 drug with the expense recognized at the time of delivery during the three months ended September 30, 2026.

For the nine months ended September 30, 2026, compared to September 30, 2025

Research and development expenses increased $1.9 million primarily due to recognizing the one-time manufacturing expense of Phase 3 drug, and reduced costs and supplies of the Phase 2 clinical trial of stenoparib.

General and Administrative Expenses

For the three months ended September 30, 2026 compared to September 30, 2025

General and administrative expenses decreased by $0.02 million for the three months ended September 30, 2026, compared to September 30, 2025. The decrease was primarily due to a reduction in legal fees.

For the nine months ended September 30, 2026 compared to September 30, 2025

General and administrative expenses decreased by $0.7 million for the nine months ended September 30, 2026, compared to September 30, 2025. The decrease was primarily due to a reduction in legal fees.

Other income (expense)

For the three months ended September 30, 2026, compared to September 30, 2025

For the three months ended September 30, 2026, net other income was consistent with the comparable quarter. Interest income was substantially consistent. However, interest expense increased $1.0 million offset by a $0.1 million gain in fair value of the derivative and a decrease of foreign exchange losses by $0.4 million, both primarily driven by the March 2026 issuance of the Streeterville promissory notes.

For the nine months ended September 30, 2026, compared to September 30, 2025

For the nine months ended September 30, 2026, net other income decreased $3.3 million from the comparable period. Foreign exchange gains decreased $1.4 million, interest expense increased $1.8 million with the March promissory note, and interest income decreased $0.1 million.

Liquidity, Capital Resources and Plan of Operation

Since our inception through September 30, 2026, our operations have been financed primarily by the sale of convertible promissory notes and the sale and issuance of our securities. As of September 30, 2026, we had $24.1 million in cash and restricted cash and an accumulated deficit of $142.6 million.

For the three months ended September 30, 2026, and 2025, there were no sales of equity or financing transactions.  We issued $0.2 million of common stock as a payment for debt.

For the nine months ended September 30, 2026, we executed two financing transactions. On January 28, 2026, we entered into a Common Stock Purchase Agreement with Tumim Stone Capital LLC. Pursuant to the purchase agreement, we have the right, but not the obligation, to sell to Tumim up to $6.0 million of newly issued shares of our common stock under an equity line of credit arrangement. The purchase price per share for each sale is based on the volume-weighted average price ("VWAP") of our common stock during the applicable pricing period, at 95% of the lowest one-day VWAP or 97% of the lowest three-day VWAP, at our election, subject to volume-based and dollar-based limitations. The agreement includes customary limitations on Tumim's beneficial ownership and is subject to Nasdaq listing rules, including a 19.99% issuance limit. On March 2, 2026, we entered into a Note Purchase Agreement with Streeterville Capital, LLC, pursuant to which the Company issued and sold a $10.0 million unsecured and $10.0 million secured promissory note. Beginning six months after issuance, Streeterville may require monthly cash redemptions of up to $250,000 and also permits additional early redemptions upon the occurrence of specified stock-price based conditions.

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

Our existing cash and restricted cash of $24.1 million, of which $10.0 million is restricted to secure the B Note, may not be sufficient to fund operations through at least the next twelve months from the date of this Quarterly Report. We are pursuing additional capital through the sale of our securities or other sources to carry out all of our planned research and development and potential commercialization activities. There are no assurances, however, that we will be successful in raising additional working capital, or if we are able to raise additional working capital, we may be unable to do so on commercially favorable terms. Our failure to raise capital or enter into other such arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to develop stenoparib.

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

Cash Flows

	Nine Months Ended
	September 30,
($ in thousands)	2026	2025
Total cash, cash equivalents and restricted cash provided by (used in):
Operating activities, net	$(9,934)	$(11,577)
Investing activities, net	(64)	—
Financing activities, net	19,740	10,888
Effect of foreign exchange rates on cash	(339)	(1,949)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,403	$(2,638)

Operating Activities

Net cash used in operating activities was $9.9 million for the nine months ended September 30, 2026, primarily derived from our $12.4 million net loss, $0.8 million increase in tax receivable, and a $0.6 million reduction in accrued expenses. This was offset by a $1.1 million decrease in prepaid expense and an increase of $1.8 million for non-cash interest. The Company used $11.6 million of net cash for operating activities for the nine months ended September 30, 2025.

Investing Activities

Net cash used in investing activities totaled $0.1 million for the nine months ended September 30, 2026. The Company has no investing activity spending for the nine months ended September 30, 2025.

Financing Activities

Net cash and restricted cash provided by financing activities was $19.7 million for the nine months ended September 30, 2026. The Company issued promissory notes with gross proceeds of $20.0 million, which was offset by $0.3 million used as part of a share repurchase program.  Net cash provided by financing activities for the nine months ended September 30, 2025 was $10.9 million. The Company raised $11.1 million using the ATM financing vehicle and a $2.5 million sale of common stock for which was offset by $2.7 million of the share repurchase program.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed interim consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, and our audited consolidated financial statements for the years ended December 31, 2025 and 2024, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2025 included in the Form 10-K, and there have been no significant changes to our significant accounting policies during the nine months ended September 30, 2026. These unaudited condensed interim consolidated financial statements should be read in conjunction with our audited financial statements and accompanying notes.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this Financial Report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of our common stock under any equity line of credit or at-the-market offering program may result in substantial dilution to our stockholders, adversely affect the market price of our common stock and may not provide us with the full amount of capital contemplated by such arrangements.

We may from time to time sell shares of our common stock pursuant to an equity line of credit or an at-the-market offering program. The number of shares that we may issue under any such arrangement, and the amount and timing of the proceeds we may receive, will depend on a number of factors, including the market price and trading volume of our common stock, the availability of an effective registration statement, applicable securities exchange and contractual limitations, market conditions and our ability to satisfy the conditions applicable to sales under the relevant arrangement. Accordingly, we may be unable to raise the full amount of capital contemplated by any such arrangement, or any capital at all, when needed or on terms acceptable to us.

Any issuances under an equity line of credit or at-the-market offering program will dilute the ownership and voting interests of our existing stockholders. Because the number of shares issued generally depends on the market price of our common stock at or near the time of sale, a decline in the market price of our common stock could require us to issue a greater number of shares to raise the same amount of proceeds, resulting in additional dilution. Sales of shares through an at-the-market offering program, resales of shares acquired under an equity line of credit, or the perception that such sales or resales may occur, could cause or contribute to a decline in the market price of our common stock. Such a decline could result in further dilution, reduce the amount of capital available to us under these arrangements and make it more difficult for us to raise additional capital on favorable terms or at all.

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

Although no covenant breaches or defaults had occurred as of September 30, 2026, there can be no assurance that we will remain in compliance with the financing documents or have sufficient cash to satisfy all redemptions and other obligations when due. We may need to raise additional capital to make payments under the notes, including through issuances of common stock or other equity-linked securities. Any such financing could be highly dilutive, could be available only on unfavorable terms or might not be available at all. A default or enforcement action also could trigger defaults under other agreements, materially adversely affect our liquidity and ability to continue our development programs and cause the market price of our common stock to decline.

Our sponsorship of Allarity Acquisition Corp. through ALLR Sponsor, LLC may expose us to additional financial, operational, regulatory, accounting, conflicts-of-interest and reputational risks.

ALLR Sponsor, LLC (the “Sponsor”) is our wholly owned subsidiary and serves as the sponsor of Allarity Acquisition Corp. (“Acquisition Corp.”), a special purpose acquisition company. We have determined that Acquisition Corp. is a variable interest entity (“VIE”) and that, through our ownership and control of the Sponsor, we are the primary beneficiary of Acquisition Corp. because we have the power to direct the activities of Acquisition Corp. that most significantly affect its economic performance and have the obligation to absorb losses or the right to receive benefits that could potentially be significant to Acquisition Corp. Accordingly, we consolidate Acquisition Corp. in our condensed consolidated financial statements.

The Sponsor and Acquisition Corp. may incur formation, professional, offering, operating and other costs in connection with Acquisition Corp.’s activities. The Sponsor also may make investments, advances or other capital commitments to Acquisition Corp. and may enter into indemnification, reimbursement or support arrangements in connection with those activities. Amounts invested or advanced by us or the Sponsor may not be recoverable, and the Sponsor or Acquisition Corp. may incur additional costs or obligations, including in connection with the completion of a business combination or the wind-down or liquidation of Acquisition Corp.

Our stockholders’ equity was negative as of September 30, 2026, and we may not satisfy Nasdaq’s minimum stockholders’ equity requirement for continued listing. If we are unable to regain or demonstrate compliance with Nasdaq’s continued listing requirements, our common stock may be delisted from The Nasdaq Capital Market.

Our common stock is currently listed on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million, unless an alternative continued listing standard is satisfied. As of September 30, 2026, we had negative stockholders’ equity and, therefore, did not satisfy the $2.5 million minimum stockholders’ equity requirement as of that date.

If we do not satisfy an alternative continued listing standard and Nasdaq determines that we are not in compliance with the minimum stockholders’ equity requirement, Nasdaq may issue a deficiency notice requiring us to submit a plan to regain compliance. Any such plan may require us to undertake one or more transactions intended to increase our stockholders’ equity, which could include raising additional capital through the issuance of equity or equity-linked securities. Any such financing may result in substantial dilution to our existing stockholders, and there can be no assurance that we will be able to complete any financing or other transaction necessary to regain compliance on acceptable terms, in a timely manner or at all.

Even if Nasdaq grants us a period in which to regain compliance, there can be no assurance that we will be able to regain or maintain compliance with the applicable continued listing requirements within the required period. If we fail to regain or demonstrate compliance, Nasdaq could determine to delist our common stock. A delisting of our common stock could, among other things, reduce the liquidity and market price of our common stock, reduce the number of investors willing or able to hold or acquire our common stock, limit our ability to raise additional capital, and make it more difficult for our stockholders to sell their shares. A delisting could also adversely affect the perception of our financial condition and prospects and our ability to attract and retain employees through equity-based compensation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of shares of common stock by the Company during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Shares Purchased as Part of Publicly Announced Plans*	Dollar Value of Shares That May Yet Be Purchased Under the Plan
July 2026	—	$—	65,000	$4,928,833
August 2026	—	$—	65,000	$4,928,833
September 2026	—	$—	65,000	$4,928,833
Total	—

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

On February 26, 2026, the board of directors approved a new share repurchase program ("the 2026 Share Repurchase Plan"), with authorization to purchase up to $5 million of the Company's outstanding shares of common stock over a twelve-month period ending March 1, 2027. For the three months ended September 30, 2026, the Company did not repurchase any shares. For the nine months ended September 30, 2026, the Company repurchased 264,000 shares at a cost of $262,036. Of the shares repurchased, 199,000 shares occurred under the 2025 Share Repurchase Plan and 65,000 shares were repurchased during March under the 2026 Share Repurchase Plan. As of September 30, 2026, there is $4,928,833 remaining for share repurchases under the 2026 Share Repurchase Plan.

Recent Sales of Unregistered Securities

On March 2, 2026, the Company entered into a Note Purchase Agreement with Streeterville Capital, LLC ("Streeterville"), pursuant to which the Company issued and sold an unsecured promissory note, and a secured promissory note for aggregate gross proceeds of $20.0 million. Ninety days after issuance, the Company is charged a one-time fee for monitoring this Note equal to the outstanding balance divided by .85 less the outstanding balance. On May 31, 2026, the monitoring fee was $1,972,708. This monitoring fee is added to the outstanding balance, accrues interest, and will be forgiven on a pro rata basis each time the Company makes a cash payment.

Beginning six months after issuance, the investor may require aggregated monthly cash redemptions of up to $250,000. During the three months ended September 30, 2026, the investor exercised redemption rights totaling $225,000 under the A-1 Note, which were settled through the issuance of 184,091 shares of the Company's common stock.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2026.

Item 6. Exhibits.

See the Exhibit Index to this Quarterly Report immediately below and before the signature page hereto, which Exhibit Index is incorporated by reference as if fully set forth herein.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation	S-4	333-258968	3.1	August 20, 2021
3.2	Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.	S-4/A	333-259484	3.3	September 29, 2021
3.3	Second Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	March 20, 2023
3.4	Third Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	March 24, 2023
3.5	Fourth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	June 28, 2023
3.6	Fifth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	April 4, 2024
3.7	Specimen Common Stock Certificate of Allarity Therapeutics, Inc.	S-4/A	333-259484	4.1	September 29, 2021
3.8	Amended and Restated Bylaws of Allarity Therapeutics, Inc.	S-4/A	333-259484	3.4	October 18, 2021
3.9	Amendment No. 1 to Amended and Restated Bylaws of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	July 11, 2022
3.10	Sixth Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.1	September 9, 2024
3.11	Seventh Certificate of Amendment to Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K	001-41160	3.2	September 9, 2024
3.12	Certificate of Correction to the Seventh Certificate of Amendment to the Certificate of Incorporation of Allarity Therapeutics, Inc.	8-K/A	001-41160	3.3	September 10, 2024
4.1	Unsecured Promissory Note A-1, dated March 2, 2026.	8-K	001-41160	4.1	March 6, 2026
4.2	Secured Promissory Note B, dated March 2, 2026.	8-K	001-41160	4.2	March 6, 2026
10.1	Common Stock Purchase Agreement, dated as of January 28, 2026, by and between the Company and Tumim Stone Capital, LLC.	8-K	001-41160	10.1	January 29, 2026
10.2	Note Purchase Agreement, dated March 2, 2026.	8-K	001-41160	10.1	March 6, 2026
10.3	Deposit Account Control Agreement, dated March 2, 2026.	8-K	001-41160	10.2	March 6, 2026
10.4	Guaranty, dated March 2, 2026.	8-K	001-41160	10.3	March 6, 2026
10.5	Pledge Agreement, dated March 2, 2026.	8-K	001-41160	10.4	March 6, 2026
31.1	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act					X
31.2	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act					X
32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					—
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101)					—

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLARITY THERAPEUTICS, INC.,

Date: November 13, 2026	By:	/s/ Thomas H. Jensen
Thomas H. Jensen
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Jeffrey S. Ervin
Jeffrey S. Ervin
Chief Financial Officer (Principal Financial Officer)